Form 10-Q
period 1997-12-31
HYPERCOM CORP
filed 1998-02-17
CIK 1045769

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to  __________


                           COMMISSION FILE NO. 1-13521


                              HYPERCOM CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                  86-0828608
   (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
of Incorporation or Organization)


         2851 WEST KATHLEEN ROAD, PHOENIX, ARIZONA                    85023
         (Address of Principal Executive Offices)                   (Zip Code)

                                 (602) 504-5000
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of February 16, 1998 was 33,510,000.

RIDER
                               TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  (a)   Consolidated balance sheets............................3
                        as of December 31, 1997 and June 30, 1997

                  (b)   Consolidated statements of income......................5
                        for the three months ended December 31, 1997
                        and 1996; six months ended December 31, 1997 and 1996

                  (c)   Consolidated statements of cash flow...................6
                        for the six months ended December 31, 1997 and 1996

                  (d)   Notes to consolidated financial statements.............7

Item 2 Management's Discussion and Analysis of Financial Condition.10 and Results of Operations

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings...........................................23

Item 2.           Changes in Securities and Use of Proceeds...................24

Item 6.           Exhibits and Reports on Form 8-K............................24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              HYPERCOM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 December 31, 1997  June 30, 1997
                                                                    (unaudited)
ASSETS
    Current Assets
        Cash and cash equivalents                                   $  98,304        $  16,318
        Short-term investments                                         16,569               --
        Accounts receivable                                            48,364           31,074
           (net of allowance for doubtful accounts
           of $1,330 and $779)
        Inventories                                                    54,360           55,921
        Deferred income taxes                                           5,580            5,580
        Prepaid income taxes                                            6,615            6,127
        Prepaid expenses and                                            5,482            5,942
         other current assets
                                                                    ---------        ---------
                  Total current assets                              $ 235,274        $ 120,962

        Property, plant and equipment, net                          $  19,234        $  16,424
        Investments in affiliated parties                                  --              115
        Advances to related parties                                       314              279
        Other assets                                                    1,061              961
                                                                    ---------        ---------
                  Total assets                                      $ 255,883        $ 138,741
                                                                    =========        =========

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
    Current Liabilities:
        Bank notes payable                                          $      --        $   9,900
        Accounts payable                                               14,803           21,963
        Accrued liabilities                                            13,931           11,646
        Deferred revenue                                                1,110            8,279
        Income taxes payable                                            6,778            2,061
        Current portion of long term obligations                          310            2,164
        Current portion of long term obligations -                         --            2,000
           related party
                                                                    ---------        ---------
                  Total current liabilities                         $  36,932        $  58,013

        Deferred income taxes                                       $     590              602
        Long term obligations                                           1,026            8,952
        Long term obligations - related party                              --            1,554
        Other long term liabilities                                     1,182            1,183
                                                                    ---------        ---------

              Total liabilities                      $  39,730        $  70,304
Redeemable common stock                                     --            7,543
Stockholders' equity
    Common stock                                     $      13        $       4
    Additional paid-in capital                         145,547              965
    Receivables from stockholders                       (2,686)          (2,401)
    Retained earnings                                   73,279           62,326
                                                     ---------        ---------
              Total stockholders' equity             $ 216,153        $  60,894
                                                     ---------        ---------
                      Total liabilities,             $ 255,883        $ 138,741
                      redeemable common stock        =========        =========
                      and stockholders' equity


The accompanying notes are an integral part of these financial statements

                              HYPERCOM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                            12/31/97         12/31/96         12/31/97         12/31/96
Net revenue                                                $  71,209        $  57,742        $ 150,146        $ 105,432
Costs and expenses:
    Costs of revenue                                          34,290           28,517           75,121           54,017
    Research and development                               $   6,399        $   2,688        $  10,918        $   5,848
    Selling, general and administrative                       17,462           13,819           34,581           24,794
    Non-cash compensation                                      9,193            2,409           10,963            3,839
                                                           ---------        ---------        ---------        ---------
          Total costs and expenses                         $  67,344        $  47,433        $ 131,583        $  88,498

Income from operations                                     $   3,865        $  10,309        $  18,563        $  16,934

Interest and other income                                      1,179              770            1,407            1,085
Interest and other expense                                      (858)            (372)          (1,504)            (589)
Interest expense - related party                                (446)            (106)            (372)            (211)
Foreign currency gain (loss)                                    (907)             (38)          (1,246)             103
                                                           ---------        ---------        ---------        ---------
Income before income taxes                                 $   2,833        $  10,563        $  16,848        $  17,322
Income taxes                                                    (992)          (3,533)          (5,897)          (5,793)
                                                           ---------        ---------        ---------        ---------
Net income                                                 $   1,841        $   7,030        $  10,951        $  11,529
Net income per share:
    Basic                                                  $    0.06        $    0.28        $    0.41        $    0.46
    Diluted                                                $    0.06        $    0.27        $    0.39        $    0.45

The accompanying notes are an integral part of these financial statements

                              HYPERCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (unaudited)

                                                                             Six Months       Six Months
                                                                             ended            ended
                                                                             12/31/97         12/31/96
CASH FLOW FROM OPERATING ACTIVITIES:
    Cash received from customers                                              $ 132,063        $  97,144
    Interest received                                                             1,407            1,085
    Cash paid to suppliers & consultants                                       (129,297)         (82,950)
    Interest paid                                                                (1,741)            (800)
    Income taxes paid                                                            (3,156)         (14,013)
                                                                              ---------        ---------
         Net cash provided by (used in) operating activities                       (724)             466

CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of short term investments                                       (16,569)              --
    Acquisition of other assets                                                     (40)              --
    Proceeds from disposal of property, plant & equipment                            35               --
    Purchase of property, plant & equipment                                      (4,320)          (1,857)
                                                                              ---------        ---------
         Net cash used in investing activities                                  (20,894)          (1,857)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds of bank note payable and other debt instruments                     54,707           32,875
    Repayment of bank note payable and other debt instruments                   (78,023)         (28,779)
    Proceeds from sale of common stock                                          127,500               --
    Cash paid for stock offering costs                                           (1,370)              --
    (Advances to) repayment of related party loans                                 (171)          (1,762)
                                                                              ---------        ---------
         Net cash provided by financing activities                              102,643            2,334
                                                                              ---------        ---------
Effect of exchange rate changes                                                     961              (90)
                                                                              ---------        ---------
Net increase in cash                                                             81,986              853
Cash & equivalents, beginning of period                                          16,318           16,113
                                                                              ---------        ---------
Cash & equivalents, end of period                                             $  98,304        $  16,966
                                                                              =========        =========

CASH AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of plant and equipment through capital                                   --        $      49
    leases

The accompanying notes are an integral part of these financial statements

                   Notes to Consolidated Financial Statements
                                  (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hypercom Corporation do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations for the interim periods covered. The interim results are not necessarily indicative of the results to be expected for the year ending June 30, 1998.

This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997 included in the Company's Registration Statement on Form S-1 (Registration No. 333-35461), as declared effective by the Securities and Exchange Commission on November 13, 1997.

NOTE 2 - COMPLETION OF INITIAL PUBLIC OFFERING

On November 19, 1997, the Company completed an initial public offering ("IPO") of its common stock, in which it sold 8,500,000 shares of common stock for $16 per share. Net proceeds received by the Company were approximately $126.1 million, of which approximately $23.1 million were used to repay indebtedness.

Upon completion of the IPO, the Company's obligation to repurchase the stock options of a particular officer terminated. At this date, the amount previously recorded as redeemable common stock was transferred to additional paid-in capital. Additionally, at this date, the Company recorded a final compensation charge, related to the options, of approximately $9.2 million.

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out) or market, consisted of (in thousands):

                                            December 31, 1997          June 30, 1997
                                            -----------------          -------------
Purchased parts                                   $22,988                  $24,765
Work in process                                     8,470                    9,604
Finished goods                                     22,902                   21,552
                                                  -------                  -------
         Net inventory                            $54,360                  $55,921
                                                  =======                  =======


NOTE 4 - EARNINGS PER SHARE (EPS) DISCLOSURES:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. SAB 98 requires certain stock issued in conjunction with an initial public offering for nominal consideration to be included in basic EPS calculations as if it were outstanding for all periods presented; additionally, certain stock and potential common stock issued for nominal consideration are required to be included in diluted EPS calculations as if they were outstanding for all periods. SAB 98 does not affect the Company's EPS calculations. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts).

                                              Three Months Ended              Six Months Ended
                                                 December 31                     December 31
                                           1997             1996            1997             1996
                                       (unaudited)      (unaudited)     (unaudited)       (unaudited)
Numerator - Basic and Diluted EPS:
    Net income                           1,842,000        7,030,000       10,951,000       11,528,000

Denominator - Basic EPS:
    Common stock outstanding            28,890,435       25,000,000       26,955,792       25,000,000

Basic earnings per share                      0.06             0.28             0.41             0.46
                                        ==========       ==========       ==========       ==========

Denominator - Diluted EPS:
    Denominator - Basic EPS             28,890,435       25,000,000       26,955,792       25,000,000
    Effect of Dilutive Securities
    Common stock options                 1,675,185          577,931        1,364,720          533,921
                                        ----------       ----------       ----------       ----------

                                        30,565,620       25,577,931       28,320,512       25,533,921
                                        ----------       ----------       ----------       ----------

Diluted earnings per share                    0.06             0.27             0.39             0.45
                                        ==========       ==========       ==========       ==========

NOTE 5 - SEGMENT INFORMATION

The Company has two reportable segments: POS Systems and Network Systems. POS Systems develops, manufactures, markets and support products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets and supports enterprise networking systems that interconnect and consolidate through wide area networks, geographically dispersed legacy data, local area network, voice, fax and video traffic into a single networked system.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

The following table presents certain segment financial information as of and for the three and six month periods ended December 31, 1997 and 1996 (in thousands):

                             (dollars in thousands)
                                     Three months ended 12/31/97                   Six months ended 12/31/97
                                      POS            Network                       POS            Network
                                      Systems        Systems         Total         Systems        Systems        Total
Revenue from external customers       $ 62,514       $  8,695       $ 71,209       $132,644       $ 17,502       $150,146
Intersegment revenues                       --          2,239          2,239             --          7,882          7,882
                                      --------       --------       --------       --------       --------       --------
    Total revenues                      62,514         10,934         73,448        132,644         25,384        158,028
                                      --------       --------       --------       --------       --------       --------
Segment income from operations        $ 16,575       $    244       $ 16,819       $ 37,368       $  1,959       $ 39,327
                                      ========       ========       ========       ========       ========       ========
Segment assets                                                                     $269,583       $ 33,720       $303,303
                                                                                   ========       ========       ========


                                      Three months ended 12/31/96                  Six months ended 12/31/96
                                      POS            Network                       POS            Network
                                      Systems        Systems        Total          Systems        Systems        Total
Revenue from external customers       $ 50,357       $  7,385       $ 57,742       $ 93,655       $ 11,776       $105,431
Intersegment revenues                       --          2,529          2,529             --          3,328          3,328
                                      --------       --------       --------       --------       --------       --------
    Total revenues                      50,357          9,914         60,271         93,655         15,104        108,759
                                      --------       --------       --------       --------       --------       --------
Segment income from operations        $ 16,664       $  3,404       $ 20,068       $ 31,469       $  3,714       $ 35,183
                                      ========       ========       ========       ========       ========       ========
Segment assets                                                                     $202,992       $ 29,763       $232,755
                                                                                   ========       ========       ========

RECONCILIATION                                   Three months       Six months          Three months    Six months
                                                 ended 12/31/97     ended 12/31/97      ended 12/31/96  ended 12/31/96
INCOME FROM OPERATIONS
Income from operations for reportable segments       $ 16,819        $ 39,327           $ 20,068        $ 35,183
Elimination of intersegment profits                       567            (843)            (2,915)         (6,003)
Unallocated amounts
    Corporate expenses                                (13,521)        (19,921)            (6,844)        (12,246)
                                                     --------        --------           --------        --------
        Consolidated income from operations          $  3,865        $ 18,563           $ 10,309        $ 16,934
                                                     ========        ========           ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-35461), as declared effective by the Securities and Exchange Commission on November 13, 1997.

RESULTS OF OPERATIONS

         NET REVENUE. Net revenues for the three months ended December 31, 1997 (the 1998 period) increased 23.3% to $71.2 million from $57.7 million for the three month period ended December 31, 1996 (the 1997 period) due primarily to a 24.2% increase in Point of Sale (POS) Systems sales of $12.2 million. Network Systems revenues increased $1.3 million or 17.5%. The increase in POS Systems sales reflected continued growth of POS terminal into both international and domestic markets. Growth of Network Systems revenues was slowed due to lower shipments into the Asian markets caused by economic uncertainties in that region.

         Net revenue for the six months ended December 31, 1997 increased 42.4% to $150.1 million from $105.4 million for the six month period ending December 31, 1996. POS Systems sales increased $39.0 million or 41.6% in the six months ended December 31, 1997 with international revenues rising 51.6% and domestic revenues increasing 25.5%. The increase in POS Systems sales was due to a greater number of POS terminals sold, reflecting continued growth in the consumers usage of card-based payments and particularly an expanding usage of credit and debit cards in international markets. Network Systems revenue increased $5.7 million or 48.5 % in the six months ended December 31, 1997 over the same period of the prior year due to the continuing market acceptance of the Company's enterprise networking products. However, Network Systems revenues in Asia declined $1.4 million to $2.8 million in the six months ended December 31, 1997 compared to the same period in the prior year. The Company anticipates continued slowness in Asia's Network Systems business. For the twelve months ended June 30, 1997, the Company's Asia revenues for Network Systems were $7.9 million or 4.0% of the consolidated revenues.

         COST OF REVENUE. The Company's cost of revenue includes raw material costs, manufacturing labor and overhead and subcontract manufacturing costs. Cost of revenue increased $5.8 million from $28.5 million to $34.3 million for the three months ended December 31, 1997 compared to the same quarter in the prior year. Cost of revenue increased $21.1 million from $54.0 million for the six months ended December 31, 1996 to $75.1 for the six months ended December 31, 1997. As a percentage of revenue, cost of revenue decreased slightly from 51.2% for the six months ended December 31, 1996 to 50.0% for the six months ended December 31, 1997. Cost of revenue declined in the six months ended December 31, 1997 due to lower labor and overhead costs per unit realized from improved manufacturing productivity.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of software and hardware engineering costs and development personnel expenses. Research and development expense increased $3.7 million, or 138% to $6.4 million in the 1998 period compared to $2.7 million in the 1997 period. This increase was a result of higher development costs of new POS payment system products including the Company's Pinnacle Server Environment and increased development expense in preparing products for international markets. Research and development expense increased $5.1 million from $5.8 million in the six months ended December 31, 1996 to $10.9 million for the same six month period ended December 31, 1997. The increased research & development expense for the six months also included higher development expense for the Company's Network Systems products.

         To date, all of the Company's software development costs have been expensed as incurred and included in research and development. The Company's product development process is such that technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have not been significant.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense is comprised largely of sales and marketing expenses, administrative personnel costs and facilities costs. Selling, general and administrative expense increased $3.7 million from $13.8 million in the 1997 period to $17.5 million in the 1998 period. As a percentage of revenues, these expenses increased from 23.9% of revenues in the 1997 period to 24.5% of revenues in the 1998 period. Selling, general and administrative expense increased $9.8 million from $24.8 million in the six month period ended December 31, 1996 to $34.6 million in the same period ended December 31, 1997 period. These expenses represented 23.5% of revenues in the 1997 period and 23.0% in the 1998 period. These expenses have increased consistent with sales in the first six months due to increased selling expense associated with higher revenues and expanded sales operations including opening of additional international sales offices. The Company also realized growth in computer systems, administrative and finance functions to support its current and future growth.

         NON-CASH COMPENSATION EXPENSE. In connection with the grant of certain stock options to the Company's President and Chief Executive Officer, which includes a stock repurchase arrangement that terminated upon the completion of the Company's initial public offering (the "Offering"), the Company recorded non-cash compensation charges of $2.4 million and $9.2 million for the three months ended December 31, 1996 and 1997, respectively. These non-cash compensation charges amounted to $3.8 and $11.0 million for the six month periods ended December 31, 1996 and 1997. Due to the termination of the repurchase arrangement, the Company does not anticipate future non-cash compensation charges related to employee stock options.

         INCOME FROM OPERATIONS. Income from operations decreased $6.4 million from $10.3 million in the three months ended December 31, 1996 to $3.9 million for the three months ended December 31, 1997. As a percentage of revenue, income from operations was 5.4% in the three months ended December 31, 1997 compared to 17.8% for the three months ended December 31, 1996. This decrease was primarily a result of the increase in non-cash compensation expense and increased research and development expenditures. As a percentage of revenue, income from operations excluding non-cash compensation expense and research and development expenses was 27.3% for the 1998 period and 26.6% for the 1997 period.

         Income from operations increased $1.7 million from $16.9 million in the six months ended December 31, 1996 to $18.6 million for the six months ended December 31, 1997. As a percentage of revenue, income from operations was 12.4% in the six months ended December 31, 1997 compared to 16.1% for the six months ended December 31, 1996. This decrease was a result of the increase in non-cash compensation expense and increased research and development expenditures. As a percentage of revenue, income from operations excluding non-cash compensation expense and research and development expenses was 26.9% for the 1998 period and 25.2% for the 1997 period.

         The Company anticipates no future non-cash compensation charges related to employee stock plans. As a percentage of revenue, income from operations excluding non-cash compensation was 18.3% for three months ended December 31, 1997, and 22.0% for the same period in 1996. For the six months ended December 31, 1997 and 1996, operating profit excluding non-cash compensation was 19.7% as a percentage of revenue.

         NET INTEREST AND OTHER INCOME. Interest and other income, consisting primarily of interest income on short-term investments and cash balances, which exceeded interest expense by $290,000 in the three month period ended December 31, 1996. As a result of higher borrowings, interest expense exceeded interest and other income by $120,000 in the three month period ending December 31, 1997. Interest and other income exceeded interest expense by $280,000 in the six month period ended December 31, 1996. As a result of higher borrowings, interest expense exceeded interest and other income by $470,000 in the comparable 1998 period.

         INCOME TAXES. The provisions for federal, state and foreign taxes were $1.0 million and $3.5 million in the three months ended December 31, 1998 and 1997, respectively. The provisions for federal, state and foreign taxes were $5.9 million and $5.8 million in the six months 1998 and 1997 periods, respectively. The effective tax rates were 35.0% and 33.4% in both the three and six month 1998 and 1997 periods, respectively. The effective tax rate for the 1998 period increased as a result of increased income in jurisdictions that have higher tax rates. The Company's tax rate typically is lower than the US federal statutory rate due to: (i) use of certain tax credits, such as research and experimentation tax credits in the US and Australia, (ii) sales attributable to certain foreign jurisdictions that impose lower tax rates and (iii) use of a foreign sales corporation which affords the Company lower tax rates on certain international sales.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires working capital to support inventory and accounts receivables, and to fund capital expenditures necessary to support its growth. As of December 31, 1997, the Company's working capital was $198.3 million, which included cash, cash equivalents, and short term investments of $114.9 million. The Company funds working capital requirements with cash from operations and borrowings, principally a line of credit. Net cash used in operating activities in the six month periods ended December 31, 1997 and 1996, was $1.1 million and $724 thousand, respectively.

         The Company's capital commitments consist primarily of the purchase or lease of facilities and equipment. The Company used $1.8 million and $4.3 million in three and six months ended December 31, 1997, respectively, to purchase property, plant and equipment, primarily manufacturing equipment, facilities and computer hardware and software to support the Company's growth. The Company anticipates that it will spend approximately $25.0 million to fund capital improvements during fiscal 1998, including $20.0 million relating to the expansion of its manufacturing, warehouse and corporate facilities in Phoenix, Arizona.

         The Company maintains a $10.0 million revolving line of credit which expires in December 1999. The line of credit is secured by the Company's accounts receivable and inventories. Under the terms of the agreement, the Company may borrow up to an amount equal to 80.0% of its accounts receivable under 90 days past due and 35.0% of its raw material and finished goods inventories. There was no outstanding balance as of December 31, 1997. The credit agreement limits the incurrence of additional debt and the granting of liens or encumbrances on assets and restricts the use of borrowed funds to working capital needs.

         The Company believes that the net proceeds from the Offering together with cash generated by operations and available borrowings will be sufficient to fund the Company's operations for the foreseeable future.

BACKLOG

         As of December 31, 1997, the Company had a backlog of $80.3 million. The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

SEASONALITY

         Historically, the Company's net revenue and results of operations have been stronger in the first half of the fiscal year reflecting (i) increased purchases of POS payment systems to satisfy increased retail demand during the holiday season, (ii) incentive programs offered by VISA and MasterCard from July to December of each year that encourage merchants to offer card-based payment systems and (iii) allocation of customers' capital budgets which typically occurs by the end of March with volume shipments commencing in July.

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q, including the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect,"

"anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Forward looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Quarterly Report, including the Notes to the Condensed Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth below under the caption "Factors That May Affect Future Operating Results and Financial Condition." In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION.

         The Company's future operating results and financial condition are dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect the Company's future operating results, financial condition, and the market price of its Common Stock.

Difficulty in Forecasting Net Revenue; Significant Fluctuations in Quarterly Results; Seasonality

         The Company's net revenue in a given period is difficult to forecast as a result of a variety of factors, including the timing of product purchases by the Company's customers, the length of the sales cycle for the Company's products and quarterly fluctuations. Hypercom POS Systems and its customers enter into purchase agreements, which generally have a one-year term and minimum purchase commitments. However, under the terms of these agreements, the Company's customers are not required to make purchases at any particular times during the term of the agreement or to purchase products exclusively from the Company. Because the timing of product purchases in any given period is solely within the customers' discretion and control, net revenue attributable to POS payment systems products is difficult to forecast in any given period. This difficulty in forecasting net revenue is compounded in certain international markets in which large orders for complete systems sales occur more frequently than in the U.S. Due to the significant commitment of capital associated with complete systems sales, the sales cycle for such systems is generally lengthy and difficult to predict. With respect to Hypercom Network Systems, the Company generally operates with little backlog and, as a result, net revenue attributable to enterprise networking products in any quarter is substantially dependent on the orders booked and shipped in that quarter. Further, the highly technical nature of these sales generally results in a sales cycle that ranges from 12 to 18 months.

         The Company's operating results also are subject to other uncertainties, including risks and uncertainties related to general industry and economic conditions, competitive pressures, the composition, timing and size of orders from and shipments to major customers, variations in product mix and product cost, overhead costs, obsolescence of inventory, manufacturing or production difficulties, certain nonrecurring charges and other factors. Accordingly, the Company's operating results vary materially from quarter to quarter. Because a high percentage of the Company's operating expenses are relatively fixed, if anticipated sales and shipments in any quarter do not occur as expected, the Company's operating results may be adversely affected and fall significantly short of expectations. Any unanticipated decline in the growth of the Company's net revenue, without a corresponding and timely reduction in the growth of operating expenses, could have a material adverse effect on the Company's business, operating results and financial condition. There is no assurance that, in the event of any shortfall of sales or reduction in gross margin in a quarter, the Company will be able to control expenses sufficiently or promptly to meet profitability objectives for that quarter.

         Historically, the Company's business has experienced, and is expected to continue to experience some degree of seasonality. In this regard, the Company's net revenue and results of operations have been stronger in the first half of the fiscal year reflecting (i) increased purchases of POS payment systems to satisfy increased retail demand during the holiday season, (ii) incentive programs offered by VISA and MasterCard from July to December of each year that encourage merchants to offer card-based payment systems and (iii) allocation of customers' capital budgets which typically occurs by the end of March with volume shipments commencing in July.

Risks Associated with International Operations and Foreign Currency Fluctuations

         For the fiscal years 1997, 1996 and 1995, net revenue from international sales comprised approximately 55.8%, 58.1% and 60.4%, respectively, of the Company's net revenues. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenue in the foreseeable future. Accordingly, the Company is subject to risks associated with international operations, including management of a multinational organization, fluctuations in currency exchange rates, compliance with local laws and other regulatory and product certification requirements and changes in such laws and requirements, tariffs and other trade barriers, import and export controls, restrictions on the repatriation of funds, inflationary conditions, staffing, employment and severance issues, political and economic instability, war or other hostilities, expropriation or nationalization of assets, overlap of tax structures, renegotiation or nullification of contracts and longer payment cycles in certain countries. The Company's manufacturing facilities in Australia and Brazil and its subcontracted manufacturing facilities in China are subject to particular risks relating to political developments, tariffs, duties, taxes, local content requirements, embargoes, boycotts and other trade barriers in or directed at those countries. The inability to effectively manage these and other risks could adversely affect the Company's business, operating results and financial condition.

         The Company generally does not engage in hedging transactions which could partially offset the effects of fluctuations in currency exchange rates. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange-related losses or that the failure to manage currency risks will not have a material adverse effect on the Company's business, operating results or financial condition.

Industry and Technological Changes; Dependence on Development and Market Acceptance of New Products

         The market for POS payment systems products in the electronic payments industry is driven by consumers who want to use a variety of payment options and the merchant's need to offer new payment options as required to remain competitive. Although the technologies and payment options used in the electronic payment industry have not changed substantially in recent years, the Company believes that demand for lower cost products that feature greater functionality at the point of sale, more rapid and accurate processing of transactions and improvements in security features, as well as emerging technologies and payment programs, will result in significant changes in the electronic payments industry over the next few years. In addition, the enterprise networking industry has been, and continues to be, characterized by rapidly changing technologies and new product introductions. The Company's success, particularly in the enterprise networking industry, will depend to a substantial degree upon its continued ability to develop and introduce, in a timely fashion, enhancements to its existing products and new products that meet changing market and industry requirements.

         The development of new products and technologies is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products and technologies successfully, that such new products and technologies will gain market acceptance and be successful or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company occasionally has experienced delays in the introduction of product enhancements and new products. There can be no assurance that the Company will be able to introduce product enhancements or new products on a timely basis in the future. Further, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause distributors or other resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Current Management and Key Personnel

         George Wallner, Albert A. Irato, Paul Wallner and Jairo Gonzalez have been, and will continue to be, instrumental in the development, growth and operations of the Company. The Company has employment agreements with Messrs. Irato and Gonzalez, but does not have employment agreements with George Wallner and Paul Wallner or any other member of senior management. Although the Company has no current plans to enter into employment agreements with any other executive officers or key employees, the Company intends to review the desirability of such employment agreements from time to time in the future. The Company maintains and is the beneficiary of key man life insurance of $1.0 million on each of George Wallner and Paul Wallner. The loss of any of Messrs. Wallner, Irato, Wallner or Gonzalez could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's continued growth and operations also depend to a significant extent on the continued service of other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing and other personnel is intense, particularly in the strong economic cycle currently prevailing for high technology companies. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have an adverse effect on the Company's business, operating results and financial condition. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

Excess or Obsolete Inventory

         Managing the Company's inventory of components and finished products is a complex task. A number of factors, including the need to maintain a significant inventory of certain components which are in short supply or which must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in the Company maintaining excess inventory. Other factors, including changes in market demand and technology, and new product introductions that may replace or shorten the life cycle of the Company's existing product offerings, may cause the Company's inventory to become obsolete. Any excess or obsolete inventory could result in price reductions and inventory write-downs, which in turn could adversely affect the Company's business, operating results and financial condition.

Implementation of Information Systems; Management of Quarterly Financial
Reporting

         The Company's predecessor was started in Australia in 1978, and expanded into other international markets and the U.S. through a number of affiliated or subsidiary companies or divisions that operated as autonomous business units. These business units were responsible for their own financial reporting and cash management and, in some cases, manufacturing. Typically, detailed financial statements were prepared only on an annual basis. In 1996, the Company was formed as a U.S. holding company for these various business operations, which were restructured into new operating units. In addition, the Company centralized certain functions such as purchasing and manufacturing, implemented an Oracle-based management information system to improve financial reporting and budgeting and began to manage its business toward quarterly reporting. There can be no assurance that these efforts will result in improved quarterly reporting, more consistent operating results or that they will not adversely affect the Company's business, operating results and financial condition.

Competition

         The markets in which the Company operates are highly competitive and are becoming increasingly competitive. Principal competitive factors include product quality, reliability, performance, functionality, pricing, certification, and upgradeability. In the electronic payment industry the Company competes primarily against VeriFone, Inc., which was recently acquired by Hewlett-Packard Company, and in the enterprise networking market competes with Cisco Systems, Inc., 3Com Corporation, Bay Networks, Inc., Motorola Information Systems Group, and other providers. Certain of the Company's competitors have significantly greater financial and technical resources than the Company, as well as better name recognition and a larger customer base than the Company. The Company faces additional competitive factors in foreign countries, including preferences for national vendors, and difficulties in obtaining necessary certifications and in meeting the requirements of government policies. Competitive factors may result in, among other things, price discounts or other concessions by the Company and sales lost by the Company to competitors, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

Limited History of Profitability of Hypercom Network Systems

         The Company established Hypercom Network Systems in 1994 to continue to develop enterprise networking products and technologies for the electronic payments industry and to leverage these technologies to address other enterprise networking opportunities. Since its formation, Hypercom Network Systems has expended substantial sums on research and development and on establishing distinct manufacturing operations and distribution channels. Until recently, the majority of Hypercom Network Systems' sales were to Hypercom POS Systems. The Company believes that Hypercom Network Systems has only recently achieved profitability as a standalone business, and there can be no assurance that it will continue to remain profitable as a separate business, particularly in light of the competitive nature of the industry in which it operates.

Dependence on Certain Suppliers and Third-Party Distributors

         The Company utilizes a contract manufacturer to build networking products and is dependent on sole-source suppliers for certain product components, including microprocessors, certain integrated circuits and other electronic components, while certain other components are available from only a limited number of sources. Although to date the Company generally has been able to obtain adequate supplies of products and components, the Company's inability to obtain sufficient products or components or to develop alternative sources could result in delays in product introductions or shipments, which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company uses various channels to market and distribute its products, including sales to end-users via third-party distributors. Third-party distributors are a substantial channel for distribution in some international markets and increasingly are becoming a substantial channel for distribution in the U.S., particularly with respect to the Company's enterprise networking products. Accordingly, the Company's ability to market and distribute its products depends significantly on its relationship with third-party distributors, as well as the performance and financial condition of these distributors. In the event that the Company's relationship with its distributors deteriorates, or the performance or financial condition of the distributors affects their performance or ability to pay the Company, the Company's business, operating results and financial condition could be materially adversely affected. Further, the Company's ability to terminate poorly performing distributors in certain markets or countries could be restricted under local laws.

Reliance on Certain Hypercom POS Systems Customers

         A significant portion of Hypercom POS Systems sales has resulted, and is expected to continue to result, from substantial purchases made by a limited number of large organizations. Although no one customer accounted for more than 10% of the Company's net revenue in 1997, the Company derived 19.5% of its net revenue from sales to its two largest customers and 33.6% of its net revenue from sales to its five largest customers. The Company typically enters into purchase agreements with its larger customers which generally have a one-year term and provide for minimum purchase commitments. However, these agreements do not require such customers to purchase POS payment system products exclusively from the Company. The failure of any of the Company's larger POS payment system customers to continue to purchase such products from the Company, or any significant delay in purchases by such customers, could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects that in the future it will continue to rely on a limited number of customers in any given period for a significant portion of its net revenue. Further, customer demand can be adversely affected by numerous variables, including budgetary constraints, changes in the customers' competitive environment, mergers or other strategic alignments involving customers, pricing policies by the Company or its competitors, personnel changes, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced products on a timely basis and general economic factors. There can be no assurance that the Company's significant customers will continue to purchase products from the Company at historical or any particular levels.

Impact of Industry Regulation and Standards

         The Company's products must meet industry standards, such as those imposed by VISA and MasterCard, and receive certification for connection to certain public telecommunications networks prior to their sale. In the U.S., the Company's products must comply with various regulations defined by the Federal Communications Commission (the "FCC") and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries, as well as with recommendations of quasi-regulatory authorities and standards-setting committees. In addition, public carriers require that equipment connected to their networks comply with their own standards, which in part reflect their currently installed equipment. Some public carriers have installed equipment that does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's enterprise networking products. Although the Company believes that its products currently comply with all applicable industry standards in the markets in which the Company competes, there can be no assurance that the Company's products will comply with any future changes in such industry standards or with standards in markets in which the Company may seek to compete in the future. Any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with industry standards could have a material adverse effect on the Company's business, operating results and financial condition. In addition, rates for public telecommunications services, including features and capacity of such services, are governed by tariffs determined by carriers and subject to regulatory approval. Changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's operations are subject to various state, federal and international laws governing, among other things, occupational health and safety, minimum wages, overtime, retirement and profit-sharing plans and severance payments, and the use, storage, handling and disposal of certain chemicals used in the Company's production processes. Any failure to comply with applicable requirements, or the adoption of new regulations or changes in existing regulations, could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

Product Defects

         Products as complex as those offered by the Company may contain undetected design defects of software or hardware errors that could be difficult to detect and correct when first introduced or as new versions are released. Such errors have occurred in the past, and there can be no assurance that, despite testing by the Company and customers, errors will not be found in new or enhanced products after commencement of commercial shipments. Moreover, there can be no assurance that once detected, such errors can be corrected in a timely manner, if at all. Software errors may take several months to correct, if they can be corrected at all, and hardware errors may take even longer to rectify. The occurrence of any such software or hardware errors, as well as any delay in correcting them, could result in delays in shipment of products, loss of market acceptance of the Company's products, additional warranty expense, diversion of engineering and other resources from the Company's product development efforts or the loss of credibility with the Company's distributors and customers, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's POS payment systems products are used to process payment transactions and, as a result, the security features of the such products are important. In general, the Company's POS payment systems products are designed to comply with industry practices relating to security in payment transactions. Any failure of the security features of the Company's products could adversely affect the marketing of its products and any violation of its product warranties resulting from security breaches could result in claims against the Company.

Dependence on Proprietary Technology

         The Company seeks to establish and protect the proprietary aspects of its products by relying on applicable patent, copyright, trademark and trade secret laws and on confidentiality, licensing and other contractual arrangements, all of which may afford only limited protection. Notwithstanding the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized copying or use, which could adversely affect the Company's competitive position. The Company has applications for certain patents and trademarks pending. There can be no assurance that any patents or trademarks will be granted or, if granted, that any patents will cover all claims sought to be protected. Further, there can be no assurance that any patent or trademark held by or granted to the Company, if challenged, will be found valid or enforceable.

         The Company's products and technologies incorporate subject matter that the Company believes is in the public domain or are otherwise within the rights of the Company to use, such as products and technologies designed and provided by third parties. There can be no assurance, however, that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to its products and technologies. From time to time, the Company receives notices from third parties claiming that the Company's products infringe such parties' proprietary rights, and the Company may receive such notices in the future. Regardless of its merit, any such claim can be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements may not be offered or be available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to timely develop or license a substitute technology, the Company's business, operating results and financial condition could be materially adversely affected.

Risks of Potential Acquisitions

         The Company may acquire or make substantial investments in complementary businesses, technologies or products in the future. Any such acquisition or investment would entail various risks, including the difficulty of assimilating the technologies, operations and personnel of the acquired business, technology or product, the potential disruption of the Company's ongoing business and, generally, the potential inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment. These factors could have a material adverse effect on the Company's business, operating results and financial condition. Future acquisitions and investments by the Company also could result in substantial cash expenditures, potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's business, operating results and financial condition. Although the Company engages from time to time in discussions with respect to potential acquisitions, the Company has no current plans, commitments or agreements with respect to any potential acquisitions.

Voting Control by Existing Stockholders

         George Wallner and Paul Wallner will, in the aggregate, beneficially own 63.4% of the Company's outstanding Common Stock following the completion of the Offering, assuming no exercise of the underwriters' over-allotment option. Accordingly, George Wallner and Paul Wallner, acting together, will have the ability to control the affairs of the Company, including the election of all of the directors to the Company's Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets. This voting control also may have the effect of delaying or preventing a change in control of the Company and may affect the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

Potential Volatility of Stock Price

         In recent years, the stock market in general, and the market for technology stocks in particular, have experienced extreme price fluctuations. The market price of the Company's Common Stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas, business units or products, earnings estimates or changes in estimates by market analysts, speculation in the press or analyst community, the announcement of new products or product enhancements by the Company or its competitors and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

Anti-takeover Effect of Certain Charter and Bylaw Provisions and Delaware Law

         Certain provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, provide for a classified Board of Directors and regulate nominations for the Board of Directors. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of Delaware law applicable to the Company also could delay or make more difficult a merger, tender offer or proxy contest involving the Company.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company is subject to claims and litigation incident to its business. As of the date of this Quarterly Report on Form 10-Q, there is no material legal proceeding to which the Company is a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

         The Company sold 8,500,000 shares of Common Stock, $0.001 par value per share, pursuant to a Registration Statement on Form S-1 (File No. 333-35461), which was declared effective by the Securities and Exchange Commission on November 13, 1997 (the "Offering"). All registered securities subject to this Offering were sold prior to the termination of the Offering. The lead underwriters of the offering were Lehman Brothers, Salomon Brothers, Inc. and Cowen & Company. All securities were sold for the account of the Company and there were no selling security holders. The aggregate gross proceeds of the Offering were $180,000,000. The Company's total expenses in connection with the Offering from the effective date of the registration statement through December 31, 1997 were approximately $12.6 million, of which $11.3 million was for underwriting discounts and commissions and approximately $1.4 million was for other expenses, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the Offering were approximately $126.1 million. As of December 31, 1997, the Company expended $23.2 million of such net proceeds for repayment of debt as follows: BankOne Loan - $6.0 million; Industrial Development Bonds - $3.7 million; stockholder's loans - $3.6 million; and revolving line of credit - $9.9 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         Exhibit No.       Description

         27.1              Financial Data Schedule

         (B) REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the quarter ended December 31, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HYPERCOM CORPORATION


Date:  February 17, 1998            By: /s/ Albert A. Irato
                                            _________________________
                                            Albert A. Irato
                                            Chief Executive Officer

Date:  February 17, 1998            By: /s/ Thomas E. Linnen
                                            _________________________
                                            Thomas E. Linnen
                                            Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                                       Description
-----------                                       -----------

27.1                                              Financial Data Schedule