Form 10-Q
period 1998-03-31
HYPERCOM CORP
filed 1998-05-15
CIK 1045769

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 15, 1998 was 33,530,600.

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         (a)      Consolidated balance sheets..................................3 as of March 31, 1998 and June 30, 1997

         (b)      Consolidated statements of income............................5 for the three months ended March 31, 1998
                  and 1997; nine months ended March 31, 1998 and 1997

         (c)      Consolidated statements of cash flow.........................6 for the nine months ended March 31, 1998 and 1997

         (d)      Notes to consolidated financial statements...................7

Item 2.  Management's Discussion and Analysis of Financial Condition..........10
         and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds............................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HYPERCOM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                          March 31, 1998  June 30, 1997
                                                           (unaudited)
ASSETS
    Current Assets
        Cash and cash equivalents                            $ 49,584       $ 16,318
        Short-term investments                                 60,381             --
        Accounts receivable
           (net of allowance for doubtful accounts
           of $1,330 and $779)                                 53,388         31,074
        Inventories                                            52,884         55,921
        Deferred income taxes                                   9,205          5,580
        Prepaid income taxes                                    1,031          6,127
        Prepaid expenses and
         other current assets                                   6,219          5,942
                                                             --------       --------
                  Total current assets                       $232,692       $120,962
        Property, plant and equipment, net                   $ 22,869       $ 16,424
        Investments in affiliated parties                          --            115
        Advances to related parties                               363            279
        Other assets                                            4,756            961
                                                             --------       --------
                  Total assets                               $260,679       $138,741
                                                             ========       ========
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
EQUITY
    Current Liabilities:
        Bank notes payable                                   $  4,600       $  9,900
        Accounts payable                                       14,233         21,963
        Accrued liabilities                                    13,336         11,646
        Deferred revenue                                        1,110          8,279
        Income taxes payable                                    2,905          2,061
        Current portion of long term obligations                  395          2,164
        Current portion of long term obligations -
           related party                                           --          2,000
                                                             --------       --------
                  Total current liabilities                  $ 36,579       $ 58,013

    Deferred income taxes                            $     593              602
    Long term obligations                                1,216            8,952
    Long term obligations - related party                   --            1,554
    Other long term liabilities                          1,182            1,183
                                                     ---------        ---------
              Total liabilities                      $  39,570        $  70,304
Redeemable common stock                                     --            7,543
Stockholders' equity
    Common stock                                     $      13        $       4
    Additional paid-in capital                         145,464              965
    Receivables from stockholders                       (1,679)          (2,401)
    Retained earnings                                   77,312           62,326
                                                     ---------        ---------
              Total stockholders' equity             $ 221,110        $  60,894
                                                     ---------        ---------
                      Total liabilities,
                      redeemable common stock
                      and stockholders' equity       $ 260,680        $ 138,741
                                                     =========        =========

    The accompanying notes are an integral part of these financial statements

                              HYPERCOM CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (unaudited)

                                                  Three Months Ended                Nine Months Ended
                                               3/31/98          3/31/97          3/31/98          3/31/97
Net revenue                                   $  54,339        $  45,912        $ 204,485        $ 151,344
Costs and expenses:
    Costs of revenue                             28,445           25,738          103,566           79,755
    Research and development                      6,097            3,018           17,015            8,866
    Selling, general and administrative          16,637           13,027           51,218           37,821
    Non-cash compensation                             0              529           10,963            4,368
                                              ---------        ---------        ---------        ---------
          Total costs and expenses            $  51,179        $  42,312        $ 182,762        $ 130,810
Income from operations                        $   3,160        $   3,600        $  21,723        $  20,534
Interest and other income                         1,361              381            2,634            1,466
Interest and other expense                          155             (646)          (1,661)          (1,235)
Interest expense - related party                   (446)            (106)            (372)            (317)
Foreign currency gain (loss)                        198               26           (1,048)             129
                                              ---------        ---------        ---------        ---------
Income before income taxes                    $   4,428        $   3,255        $  21,276        $  20,577
Income taxes                                       (394)          (1,089)          (6,291)          (6,882)
                                              ---------        ---------        ---------        ---------
Net income                                    $   4,034        $   2,166        $  14,985        $  13,695
                                              =========        =========        =========        =========
Net income per share:
    Basic                                     $    0.12        $    0.09        $    0.51        $    0.55
    Diluted                                   $    0.11        $    0.08        $    0.49        $    0.53

    The accompanying notes are an integral part of these financial statements

                              HYPERCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                   (unaudited)

                                                                    Nine Months      Nine Months
                                                                    ended            ended
                                                                    3/31/98          3/31/97
CASH FLOW FROM OPERATING ACTIVITIES:
    Cash received from customers                                    $ 180,624        $ 139,654
    Interest received                                                   2,489            1,467
    Cash paid to suppliers & consultants                             (182,589)        (125,434)
    Interest paid                                                      (1,898)          (1,552)
    Income taxes paid                                                  (5,074)         (18,754)
                                                                    ---------        ---------
         Net cash used in operating activities                         (6,448)          (4,619)
CASH FLOW FROM INVESTING ACTIVITIES:
    Acquisition of short term investments                             (60,381)              --
    Acquisition of other assets                                           (21)              --
    Proceeds from disposal of property, plant & equipment                (337)              --
    Purchase of property, plant & equipment                            (8,610)          (2,807)
                                                                    ---------        ---------
         Net cash used in investing activities                        (69,349)          (2,807)
CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds of bank note payable and other debt instruments           59,307           53,925
    Repayment of bank note payable and other debt instruments         (77,749)         (43,350)
    Proceeds from sale of common stock                                127,500               --
    Cash paid for stock offering costs                                 (1,453)              --
    (Advances to) repayment of related party loans                        559           (1,038)
                                                                    ---------        ---------
         Net cash provided by financing activities                    108,164            9,537
                                                                    ---------        ---------
Effect of exchange rate changes                                           899               36
                                                                    ---------        ---------
Net increase in cash                                                   33,266            2,147
Cash & equivalents, beginning of period                                16,318           16,113
                                                                    ---------        ---------
Cash & equivalents, end of period                                   $  49,584        $  18,260
                                                                    =========        =========
CASH AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of plant and equipment through capital                         --        $      49
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

This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997 included in the Company's Registration Statement on Form S-1 (Registration No. 333-35461), as declared affective by the Securities and Exchange Commission on November 13, 1997.

NOTE 2 - COMPLETION OF INITIAL PUBLIC OFFERING

On November 19, 1997, the Company completed an initial public offering ("IPO") of its common stock, in which it sold 8,500,000 shares of common stock for $16 per share. Net proceeds received by the Company were approximately $126.1 million, of which approximately $23.1 million were used to repay indebtedness.

Upon completion of the IPO, the Company's obligation to repurchase the stock options of a particular officer terminated. At this date, the amount previously recorded as redeemable common stock was transferred to additional paid-in capital. Additionally, at this date, the Company recorded a final compensation charge, related to the options, of approximately $10.0 million.

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out) or market, consisted of (in thousands):

                                                 March 31, 1998       June 30, 1997
                                                 --------------       -------------
Purchased parts                                    $29,923               $24,765
Work in process                                      3,375                 9,604
Finished goods                                      19,586                21,552
                                                   -------               -------
                                                   $52,884               $55,921
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

                                           Three Months Ended        Nine months Ended
                                            March 31                  March 31
                                                1998         1997         1998         1997
                                         (unaudited)  (unaudited)  (unaudited)  (unaudited)
Numerator - Basic and Diluted EPS:
    Net income                            4,034        2,166       14,985       13,695
Denominator - Basic EPS:
    Common stock outstanding             33,531       25,000       29,107       25,000
Basic earnings per share                   0.12         0.09         0.51         0.55
                                         ======       ======       ======       ======
Denominator - Diluted EPS:
    Denominator - Basic EPS              33,531       25,000       29,107       25,000
Effect of Dilutive Securities
    Common stock options                  1,981          798        1,631          611
                                         ------       ------       ------       ------
                                         35,512       25,798       30,738       25,611
                                         ------       ------       ------       ------
Diluted earnings per share                 0.11         0.08         0.49         0.53
                                         ======       ======       ======       ======

NOTE 5 - SEGMENT INFORMATION

The Company has two reportable segments: POS Systems and Network Systems. POS Systems develops, manufactures, markets and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets and supports enterprise networking systems that interconnect and consolidate through wide area networks, geographically dispersed legacy data, local area network, voice, fax and video traffic into a single networked system.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

The following table presents certain segment financial information as of and for the three and nine month periods ended March 31, 1998 and 1997 (in thousands):

                                             Three months ended 3/31/98                    Nine months ended 3/31/98
                                      POS            Network                        POS            Network
                                      Systems        Systems         Total          Systems        Systems         Total
Revenue from external customers       $ 50,041       $  4,298        $ 54,339       $182,685       $ 21,800        $204,485
Intersegment revenues                       --          1,182           1,182             --          9,050           9,050
                                      --------       --------        --------       --------       --------        --------
    Total revenues                      50,041          5,480          55,521        182,685         30,850         213,535
                                      --------       --------        --------       --------       --------        --------
Segment income from operations        $ 10,380       $ (2,243)       $  8,137       $ 47,856       $   (393)       $ 47,463
                                      ========       ========        ========       ========       ========        ========
Segment assets                                                                      $294,897       $ 32,552        $327,449
                                                                                    ========       ========        ========

                                           Three months ended 3/31/97                     Nine months ended 3/31/97
                                      POS            Network                        POS            Network
                                      Systems        Systems         Total          Systems        Systems        Total
Revenue from external customers       $ 40,549       $  5,363        $ 45,912       $134,192       $ 17,152       $151,344
Intersegment revenues                       --          1,651           1,651             --          4,979          4,979
                                      --------       --------        --------       --------       --------       --------
    Total revenues                      40,549          7,014          47,563        134,192         22,131        156,323
                                      --------       --------        --------       --------       --------       --------
Segment income from operations        $  5,962       $   (929)       $  5,033       $ 38,767 $          846       $ 39,613
                                      ========       ========        ========       ========       ========       ========
Segment assets                                                                      $203,625       $ 17,954       $221,579
                                                                                    ========       ========       ========

RECONCILIATION

                                                   Three months     Nine months     Three months    Nine Months
                                                   ended 3/31/98   ended 3/31/98   ended 3/31/97   ended 3/31/97
INCOME FROM OPERATIONS
Income from operations for reportable segments       $  8,137        $ 47,463        $  5,033        $ 39,613
Elimination of intersegment profits                    (1,028)         (1,870)          2,651          (3,455)
Unallocated amounts
    Corporate expenses                                 (3,949)        (23,870)         (4,084)        (15,624)
                                                     --------        --------        --------        --------
        Consolidated income from operations          $  3,160        $ 21,723        $  3,600        $ 20,534
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

RESULTS OF OPERATIONS

         NET REVENUE. Net revenues for the three months ended March 31, 1998 increased 18.4% to $54.3 million from $45.9 million for the three month period ended March 31, 1997 due primarily to a 23.4% increase in Point of Sale (POS) Systems sales of $9.5 million. Network Systems revenues decreased $1.1 million or 19.9%. The increase in POS Systems sales reflected continued growth of POS terminal sales into both international and domestic markets. Network Systems revenues declined due to lower shipments into the Asian markets caused by economic uncertainties in that region. Network Systems revenues in Asia are expected to remain at these low levels for the foreseeable future.

         Net revenue for the nine months ended March 31, 1998 increased 35.1% to $204.5 million from $151.3 million for the nine month period ending March 31, 1997. POS Systems sales increased $48.5 million or 36.1% in the nine months ended March 31, 1998 with international revenues rising 41.0% and domestic revenues increasing 27.6%. The increase in POS Systems sales was due to a greater number of POS terminals sold, reflecting continued growth in the consumers usage of card-based payments and particularly an expanding usage of credit and debit cards in international markets. Network Systems revenue increased $4.6 million or 27.1 % in the nine months ended March 31, 1998 over the same period of the prior year due to the continuing market acceptance of the Company's enterprise networking products. However, Network Systems revenues in Asia declined $2.9 million to $3.5 million in the nine months ended March 31, 1998 compared to the same period in the prior year. The Company anticipates continued weakness in Asia's Network Systems business. For the twelve months ended June 30, 1997, the Company's Asia revenues for Network Systems were $7.9 million or 4.0% of the consolidated revenues.

         COST OF REVENUE. The Company's cost of revenue includes raw material costs, manufacturing labor and overhead and subcontract manufacturing costs. Cost of revenue increased $2.7 million from $25.7 million to $28.4 million for the three months ended March 31, 1998 compared to the same quarter in the prior year, due to higher sales of POS units. Cost of revenue increased $23.8 million from $79.8 million for the nine months ended March 31, 1997 to $103.6 for the nine months ended March 31, 1998. As a percentage of revenue, cost of revenue decreased slightly from 52.7% for the nine months ended March 31, 1997 to 50.6% for the nine months ended March 31, 1998. Cost of revenue declined in the three months and nine months ended March 31, 1998 due to lower labor and overhead costs per unit realized from improved manufacturing productivity.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense consists primarily of software and hardware engineering costs and development personnel expenses. Research and development expense increased $3.1 million, or 102% to $6.1 million in the 1998 period compared to $3.0 million in the 1997 period. This increase was a result of higher development costs of new POS payment system products including the Company's Pinnacle Server Environment and increased development expense in preparing products for international markets. Research and development expense increased $8.1 million from $8.9 million in the nine months ended March 31, 1997 to $17.0 million for the same nine month period ended March 31, 1998. The increased research & development expense for the nine months also included higher development expense for the Company's Network Systems products.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense is comprised largely of sales and marketing expenses, administrative personnel costs and facilities costs. Selling, general and administrative expense increased $3.6 million from $13.0 million in the 1997 period to $16.6 million in the three month 1998 period. As a percentage of revenues, these expenses increased from 28.4% of revenues in the 1997 period to 30.6% of revenues in the 1998 period. The majority of this increase was in Network Systems. Selling, general and administrative expense increased $13.4 million from $37.8 million in the nine month period ended March 31, 1997 to $51.2 million in the same period ended March 31, 1998 period. Expenses increased $5.5 million in Network System. These expenses represented 25.0% of revenues in both the 1997 period and the 1998 period. These expenses have increased consistent with sales in the first nine months due to increased selling expense associated with higher revenues and expanded sales operations including opening of additional international sales offices. The Company also realized growth in computer systems, administrative and finance functions to support its current and future growth.

         NON-CASH COMPENSATION EXPENSE. In connection with the grant of certain stock options to the Company's President and Chief Executive Officer, which includes a stock repurchase arrangement that terminated upon the completion of the Company's initial public offering (the "Offering"), the Company recorded non-cash compensation charges of $529 thousand and zero for the three months ended March 31, 1997 and 1998, respectively. These non-cash compensation charges amounted to $4.4 and $11.0 million for the nine month periods ended March 31, 1997 and 1998. Due to the termination of the repurchase arrangement, the Company does not anticipate future non-cash compensation charges related to employee stock options.

         INCOME FROM OPERATIONS. Income from operations decreased $0.4 million from $3.6 million in the three months ended March 31, 1997 to $3.2 million for the three months ended March 31, 1998. As a percentage of revenue, income from operations was 5.8% in the three months ended March 31, 1998 compared to 7.8% for the three months ended March 31, 1997. This decrease was primarily a result of increased research and development expenditures. As a percentage of revenue, income from operations excluding non-cash compensation expense and research and development expenses was 17.0% for the 1998 period and 15.6% for the 1997 period.

         Income from operations increased $1.2 million from $20.5 million in the nine months ended March 31, 1997 to $21.7 million for the nine months ended March 31, 1998. As a percentage of revenue, income from operations was 10.6% in the nine months ended March 31, 1998 compared to 13.6% for the nine months ended March 31, 1997. This decrease was a result of the increase in non-cash compensation expense and increased research and development expenditures. As a percentage of revenue, income from operations excluding non-cash compensation expense and research and development expenses was 24.3% for the 1998 period and 22.3% for the 1997 period.

         The Company anticipates no future non-cash compensation charges related to employee stock plans. As a percentage of revenue, income from operations excluding non-cash compensation was 5.8% for three months ended March 31, 1998, and 8.9% for the same period in 1997. For the nine months ended March 31, 1998 and 1997, operating profit excluding non-cash compensation was 16.0% and 16.5% respectively, as a percentage of revenue.

         NET INTEREST AND OTHER INCOME. Interest and other income, consisting primarily of interest income on short-term investments and cash balances, which exceeded interest expense by $1.1 million in the three month period ended March 31, 1998. As a result of higher borrowings, interest expense exceeded interest and other income by $371,000 in the three month period ending March 31, 1997. Interest and other income exceeded interest expense by $601,000 in the nine month period ended March 31, 1998. As a result of higher borrowings, interest expense exceeded interest and other income by $86,000 in the comparable 1997 period.

         INCOME TAXES. The provisions for federal, state and foreign taxes were $0.4 million and $1.1 million in the three months ended March 31, 1998 and 1997, respectively. The provisions for federal, state and foreign taxes were $6.3 million and $6.9 million in the nine month 1998 and 1997 periods, respectively. The effective tax rates were 8.9% and 33.5% in the three month 1998 and 1997 periods, respectively, and 29.6% and 33.5% in the nine month periods of 1998 and 1997. The current quarter effective tax rate is lower due to recognizing as income the fiscal 1997 tax return to accrual difference. The Company's tax rate typically is lower than the US federal statutory rate due to: (i) use of certain tax credits, such as research and experimentation tax credits in the US and Australia, (ii) sales attributable to certain foreign jurisdictions that impose lower tax rates and (iii) use of a foreign sales corporation which affords the Company lower tax rates on certain international sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires working capital to support inventory and accounts receivables, and to fund capital expenditures necessary to support its growth. As of March 31, 1998, the Company's working capital was $216.2 million, which included cash, cash equivalents, and short term investments of $110.0 million. The Company funds working capital requirements with cash from operations and borrowings, principally a line of credit. Net cash used in operating activities in the nine month periods ended March 31, 1998 and 1997, was $6.5 million and $4.6 million, respectively.

         The Company's capital commitments consist primarily of the purchase or lease of facilities and equipment. The Company used $4.3 million and $8.6 million in three and nine months ended March 31, 1998, respectively, to purchase property, plant and equipment, primarily manufacturing equipment, facilities and computer hardware and software to support the Company's growth. The Company anticipates that it will spend approximately $25.0 million to fund capital improvements during fiscal 1998, including $20.0 million relating to the expansion of its manufacturing, warehouse and corporate facilities in Phoenix, Arizona.

         The Company maintains a $10.0 million revolving line of credit, which expires in December 1999. The line of credit is secured by the Company's account receivables and inventories. Under the terms of the agreement, the Company may borrow up to an amount equal to 80.0% of its domestic accounts receivable under 90 days past due and 35.0% of its raw material and finished goods inventories. The outstanding balance as of March 31, 1998 was $4.6 million. The credit agreement limits the incurrence of additional debt and the granting of liens or encumbrances on assets and restricts the use of borrowed funds to working capital needs.

         The Company believes that the net proceeds from the Offering together with cash generated by operations and available borrowings will be sufficient to fund the Company's operations for the foreseeable future.

BACKLOG

         As of March 31, 1998, the Company had a backlog of $72.4 million. Backlog was $111.00 million at June 30, 1997. The backlog has declined due to the seasonality in the Company's business. In addition, the Company has taken steps to reduce terminal manufacturing lead time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods. Therefore this decline in backlog may be due to changes in business conditions and is not an indication of lower future revenues.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

         The Company sold 8,500,000 shares of Common Stock, $0.001 par value per share, pursuant to a Registration Statement on Form S-1 (File No. 333-35461), which was declared effective by the Securities and Exchange Commission on November 13, 1997 (the "Offering"). All registered securities subject to this Offering were sold prior to the termination of the Offering. The lead underwriters of the offering were Lehman Brothers, Salomon Brothers, Inc. and Cowen & Company. All securities were sold for the account of the Company and there were no selling security holders. The aggregate gross proceeds of the Offering were $180,000,000. The Company's total expenses in connection with the Offering from the effective date of the registration statement through March 31, 1998 were approximately $12.6 million, of which $11.3 million was for underwriting discounts and commissions and approximately $1.4 million was for other expenses, all of which were paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the Offering were approximately $126.1 million. As of March 31, 1998, the Company expended $23.2 million of such net proceeds for repayment of debt as follows: BankOne Loan - $6.0 million; Industrial Development Bonds - $3.7 million; stockholder's loans - $3.6 million; and revolving line of credit - $9.9 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         Exhibit No.       Description

         27.1              Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

         No report on Form 8-K was filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HYPERCOM CORPORATION

Date:    May 15, 1998               By: /s/ Albert A. Irato
                                        ----------------------------------------
                                            Albert A. Irato
                                            Chief Executive Officer

Date:  May 15, 1998                 By: /s/ Thomas E. Linnen
                                        ----------------------------------------
                                            Thomas E. Linnen
                                            Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                                       Description

27.1                                              Financial Data Schedule