Form 10-K
period 1998-06-30
HYPERCOM CORP
filed 1998-09-28
CIK 1045769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 1998

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from to

                           Commission File No. 1-13521

                              HYPERCOM CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  86-0828608
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

        2851 WEST KATHLEEN ROAD,
            PHOENIX, ARIZONA                                85053
(Address of Principal Executive Offices)                  (Zip Code)

                  Registrant's telephone number: (602) 504-5000

Securities registered pursuant to Section 12(b) of the Act:   Common stock, $0.001 par value
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $65,573,058 as of September 22, 1998.

The number of shares of Common Stock outstanding at September 22, 1998 was 33,594,166.

Documents Incorporated By Reference

Material from the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12, and 13.

TABLE OF CONTENTS

ITEM NO.                                        CAPTION                                                    PAGE
PART I
      1. Business............................................................................................1
      2. Properties.........................................................................................15
      3. Legal Proceedings..................................................................................16
      4. Submission of Matters to a Vote of Security Holders................................................16

PART II

      5. Market for Common Equity and Related Shareholder Matters...........................................17
      6. Selected Financial Data............................................................................17
      7. Management's Discussion and Analysis of Financial Condition and Results of Operations..............18
      8. Financial Statements and Supplementary Data........................................................35
      9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............35

PART III

     10. Directors and Executive Officers of the Company....................................................36
     11. Executive Compensation.............................................................................36
     12. Security Ownership of Certain Beneficial Owners and Management.....................................36
     13. Certain Relationships and Related Transactions.....................................................36

PART IV

     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................37
          Signatures........................................................................................38
          List of Exhibits.............................................................................EXHIBIT
                                                                                                         INDEX

PART I
ITEM 1.      BUSINESS

             Hypercom Corporation ("Hypercom" or the "Company") develops, manufactures, markets and supports a broad line of Point of Sale ("POS") payments systems and enterprise networking products. Worldwide, Hypercom is the number two provider of Point of Sale payment terminals. Cards are becoming a primary form of value and information exchange, which enable users to engage in payment and non-payment activities such as credit and debit payments, electronic benefits transfers (EBT), loyalty systems and couponing, medical claims and payments.

             Hypercom provides the infrastructure to support this exchange as a leading developer and manufacturer of POS terminals, POS networking equipment, POS transaction software (Ascendent) and POS services including deployment, help desk, repair and telecommunications. The Company's POS products and services, which accounted for 89.7% and 87.8% of Hypercom's net revenues in fiscal 1998 and 1997, respectively, are sold in more than 50 countries through its direct sales force and a variety of third-party distribution channels.

             Through its Network Systems division, which accounted for approximately 10.3% and 12.2% of Hypercom's net revenues in fiscal 1998 and 1997, the Company also designs and manufacturers multiservice, wide area networking (WAN) solutions for complex enterprise networks requiring consolidation of legacy, LAN, voice and video traffic. Its Integrated Enterprise Network ("IEN") family of products gives users flexibility, high performance and low costs for the life of the network. Declining revenues caused by rapidly changing market conditions caused Network Systems to incur losses in the second half of fiscal 1998.

             Hypercom Corporation is the successor to an Australian company founded by George Wallner, the Company's Chairman of the Board, in 1978. The company's operations were primarily focused on Asian markets until 1987, when the Australian company expanded its operations into the United States. On June 5, 1996, the Company was reincorporated in Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian company and its subsidiaries and affiliates. These restructurings were completed in July 1997.

INDUSTRY BACKGROUND

             POS PAYMENT SYSTEMS. In recent years, consumers demanding fast, convenient and secure methods of payment have increasingly substituted card-based payments, such as debit, credit and charge cards, for traditional forms of payments, such as checks and cash. According to The Nilson Report, a payment systems industry newsletter, retail consumer payments using credit, debit, electronic benefits transfer and prepaid cards increased from approximately 15% in 1990 to approximately 21% of transactions (measured in dollars) in the U.S. in 1995, and are projected to account for approximately 33% and 43% of transactions by 2000 and 2005, respectively. The Company believes that the worldwide growth rate for POS transactions over the same periods could exceed projected U.S. growth rates. It is anticipated that convenience, security and financial incentives, such as loyalty programs, will continue to encourage increased use of card-based payment methods.

             To accommodate consumer preferences for card-based payments and to facilitate the electronic delivery of such payments, automated POS systems were introduced in the early 1980s. Prior to that time, most POS credit and debit card transactions were processed manually, using paper-based systems. As the volume of credit card transactions increased, card issuing banks, through their associations with VISA and MasterCard, offered financial incentives to encourage the deployment of new POS technologies to improve accuracy, reduce costs, enhance efficiency, improve settlement procedures and reduce credit abuse and fraud. These new capabilities included electronic authorization, data capture, transaction transmission and settlement. These functions require the use of a POS terminal capable of reading a cardholder's account information from the card's magnetic stripe and combining this information with the amount of the sale entered via a POS terminal keypad. The terminal electronically transmits this transaction information over a communications network to an authorized computer data center and then displays the returned authorization or verification response on the POS terminal.

             New electronic payment technologies are expected to facilitate the introduction of additional electronic payment applications, such as sophisticated customer loyalty programs and stored value cards, and the use of POS systems in new vertical industries, such as health care and the electronic payment of government benefits, which is already available in several states and required to be available for federal programs by 1999. In addition, the infrastructure development of emerging markets, such as those in Eastern Europe, Russia and China, is expected to contribute to the increasing demand for electronic payment products.

             The increasing use of debit, credit and charge cards and the proliferation of new electronic payment methods and programs are driving the need for POS payment systems which (i) support a wide array of payment and program options, (ii) are scalable, flexible and cost-effective, (iii) provide fast, secure data transmission and (iv) can work with existing legacy systems, which form the backbone of the electronic payments industry. Many of today's installed base of POS terminals are relatively old and in need of replacement to handle the increased volumes projected for POS transactions, new payment programs that may be offered in the future, new technologies such as chip cards and new modems and other interfaces to faster telecommunications facilities. In addition, the components of current POS payment systems typically are supplied by numerous vendors who may impair interoperability, scalability and upgradeability.

             ENTERPRISE NETWORKING MARKET. As requirements for the transmission of data, voice, fax and video have become more complex, many enterprises have developed multiple networks which carry different types of traffic (data, voice, fax and video) using a range of protocols (SNA and TCP/IP) and networking technologies (X.25, frame relay, asynchronous transfer mode ("ATM")). Historically, large organizations have performed business-critical data processing predominantly on hierarchical, centralized computer systems, mainly IBM mainframe (legacy) systems. Wide area networks ("WANs") have been built to provide access to these systems and databases from geographically dispersed branch offices.

             As users increasingly demand both savings and quality, carriers and service providers are rolling out new competitive voice and data services supported by packet-based infrastructures and central offices. Hypercom Network Systems service provider solutions enable competitive carriers and Internet service providers (ISPs) to transmit voice, fax and data traffic using frame relay, IP and other services.

THE HYPERCOM SYSTEMS SOLUTION

             Hypercom has successfully deployed its core competencies in hardware engineering and manufacturing, software development and international operations to deliver comprehensive, POS payment system solutions that maximize performance and minimize costs. As a result, Hypercom has emerged as a leading worldwide developer, manufacturer and supplier of high performance, comprehensive POS payment systems and sophisticated enterprise networking products.

POS SYSTEMS

             The Company believes that its core business, POS systems, has the following key competitive advantages:

             TECHNOLOGY LEADER AND INNOVATOR. The Company has established itself as a technology leader and innovator in the electronic payments industry by developing a number of state-of-the-art POS payment terminals and peripheral products, transaction networking products and transaction processing software. Since the introduction of POS payment terminals in the early 1980s, Hypercom has delivered a series of innovations, such as fast-dial techniques, SDLC terminals, bit-map message formats, dual-track card readers and on-line terminal management. The Company also introduced technology that reduced transaction response times from 20 seconds to less than 10 seconds, which has resulted in substantial savings for Hypercom customers and better service to consumers. Hypercom has developed a comprehensive base of terminal and networking technologies that will enable it to remain a leading innovator in the POS payment systems market. In fiscal 1998, Hypercom's technology leadership continued with the announcement of a new generation of POS payment systems with its Interactive

Customer Equipment (ICE) product line; a new modem technology, FastPOS, which operates at 9600 bps allowing not only faster transactions but new applications such as signature capture; and Ascendent transaction software.

             COMPREHENSIVE POS PAYMENT SYSTEMS PROVIDER. The Company differentiates itself from its competitors by developing, manufacturing and providing complete POS payment system solutions. With its POS payment terminal technology, networking hardware and software and transaction processing software the Company is a systems-level supplier. Most competitors offer only certain components of a POS payment system. In contrast, Hypercom products offer comprehensive payment systems, enabling seamless integration and interoperability with other Hypercom or competitors' products.

             LOWER TOTAL COST OF OWNERSHIP. The Company designs its products to provide customers with a lower total cost of ownership, enabling Hypercom products to command premium pricing. The Company's core products typically feature multi-functionality, robust construction, scalability to facilitate system growth and ready upgradeability to accommodate new technological developments that can extend product life. The Company's technologically advanced, easy-to-use products also provide faster transaction processing times, reduce the time and costs needed to train merchant personnel who operate Hypercom products and ensure the secure transmission of financial transactions.

             INTERNATIONAL EXPERIENCE AND GLOBAL PRESENCE. Hypercom was founded in Australia 20 years ago. It became the largest supplier of POS systems in the Asia/Pacific region prior to its move to the United States. The Company currently sells its products in more than 50 countries. According to the Nilson Report, the Company has the second largest installed base of POS terminals in the U.S. and worldwide, and the largest installed base in Latin America and Asia/Pacific. The Company has gained significant expertise in adapting to local customs, addressing local regulatory, certification and telecommunications requirements and establishing key partnering arrangements with local distributors and resellers. Further, because the Company's products incorporate advanced communications technology, the Company believes that its POS payment systems perform better than its competitors' products in less developed telecommunications environments, most of which support only earlier generations of communications protocols.

             INTEGRATED DESIGN AND PRODUCTION. The Company designs, develops and manufactures substantially all of its products in-house, enabling it to control the product development process at all levels. In addition, the Company works closely with its customers, distribution channels and related industry participants to identify products that respond to market needs. Company officials actively engage in standards-setting efforts and participate in a wide variety of user groups and industry forums to facilitate product identification and development efforts. The Company believes that its integrated approach to product identification, development and manufacturing will continue to reduce research and development costs and time to market and facilitate its manufacture of high quality products at low cost.

NETWORK SYSTEMS

             Hypercom Network Systems has leveraged its extensive branch networking expertise in POS payment systems to develop, manufacture, market and support a family of flexible, stackable, multi-service switch/routers under the trade name Integrated Enterprise Network. The Company believes that its Network Systems business has the following key competitive advantages:

             TECHNOLOGICALLY ADVANCED, MULTI-SERVICE ARCHITECTURE. Hypercom's IEN products feature a modular and distributed processing architecture, which supports legacy and client/server environments and multiple traffic types. Each IEN device incorporates a switch, router, Frame Relay Assembler/Disassembler ("FRAD"), protocol converter, dial back-up unit and Channel Service Unit/Data Service Unit ("CSU/DSU"), and performs data compression and encryption. These products support all WAN services critical for global networking, including frame relay, X.25 and ISDN, enabling networks to capitalize on the lowest available telecommunications tariffs. IEN products integrate legacy data, LAN, voice, fax and video applications over a single network. The benefits of IEN products include reduced telecommunications costs through the elimination of duplicate networks, consolidation of customer premises equipment, common management interface, optimized network performance, added reliability and system integrity for mission-critical applications.

             EXTENSIVE VOICE/DATA EXPERTISE. In addition to designing and building multiservice networks for fortune 1000 companies, Hypercom Network Systems has extensive expertise that comes from installing packetized voice solutions for almost 200 companies. IP and Frame Relay have been embraced by the enterprise for both voice and data. With huge cost savings possible, packetized voice technology will also draw users and providers of voice and data services away from traditional circuit-switched systems. Putting voice traffic on the Internet and other packet networks is progressing quickly and Hypercom Network Systems' IP.tel product line offers an effective packetized voice solution for carriers and alternate providers.

PRODUCTS AND SERVICES

             POS PAYMENT SYSTEMS. The Company's POS payment systems are comprised of a comprehensive range of (i) POS terminals and peripherals, (ii) POS network products, which provide efficient, accurate and fast transaction transport and (iii) software products, including terminal application software and terminal management software, that enable remote and automated downloading of terminal application software. This comprehensive range of products provides Hypercom customers with turnkey capability to supply high performance POS payment system solutions to merchants and consumers.

             TERMINALS AND PERIPHERALS. The Company's terminal products include stand-alone terminals, compact terminals that have integrated printers and wireless terminals for specific industry applications, such as automobile rental, restaurants and temporary merchant locations. The Company's terminal products are designed for use with magnetic-stripe cards, such as typical credit, debit or charge cards, as well as with smart or chip cards. Terminal functionality ranges from routine tasks, such as credit or debit authorization, electronic draft capture and electronic batch submission and settlement, to high level functions, such as customer loyalty programs, eligibility checking for health insurance or government benefits and time and attendance data collection reporting. These products feature a modular design to allow for easy upgrading as new technologies become available.

             The principal peripheral products that interface with Hypercom terminals include printers, personal identification number entry devices (known as PIN pads), signature capture devices and communications products. Printers enable printing of customer receipts. PIN pads allow acceptance of magnetic-stripe and chip card-based debit cards and other forms of payment requiring a personal identification number, and allow for support of customer-activated stored value. The Company's S7 PIN Pad can be connected to any Hypercom T Series terminal, turning it into a full-feature debit or combined debit and data capture terminal. Hypercom's S7 and S8 line of PIN pads provide a range of hardware and software features that ensure encryption-key and PIN security. In addition, Hypercom offers the CS7GC Signature Capture PIN Pad, which enables cost-effective digital capture and storage of signature information for credit card transactions.

             Electronic payment technology is evolving at a rapid pace. Hypercom has recently announced a new generation of POS payment systems with its Interactive Customer Equipment (ICE) product line. ICE is a multi-function touch-screen terminal that combines a terminal, PIN Pad, and signature capture in a single unit and incorporates a high-speed thermal printer and paper cutter, and Hypercom's new FastPOS 9600 bits per second (bps) modem. ICE's easy to operate touch-screen simplifies the most complex tasks and provides the opportunity to deliver promotional, advertising and other visual messages.

             POS NETWORK PRODUCTS. The Company's POS network products consist of a family of Network Access Controller ("NAC") products, which facilitate transaction delivery from the point of sale to processors of electronic payments. NACs are intelligent communications products which provide a wide range of digital and analog interfaces, line concentration, protocol conversion, data concentration, transaction routing, backup transmission paths and multiple device interface capabilities that allow access to high-performance data communications networks. The NAC product line also includes the MiniNAC2, which connects automated teller machines, POS terminals and peripherals and PCs or in-store controllers to existing hosts utilizing standard dial access services.

             SOFTWARE PRODUCTS. The three principal categories of the Company's software products are transaction processing software, terminal application software and terminal management software.

             Transaction Processing Software. Hypercom's Ascendent brand transaction software was developed to meet market demand for new payment methodologies, value-added programs and increased transaction volumes. Developed by Hypercom, Ascendent software is a comprehensive family of front-end client/server payment and data transaction processing software solutions. The Ascendent client/server software line includes: Ascendent Loyalty Management System(LMS), Ascendent Advanced Transaction Processor(ATP), Ascendent Network Terminal Server(NTS), Ascendent SigCap, Ascendent ChipStrip System(CSS) and Ascendent Internet Commerce.

             Terminal Application Software. The Company works closely with its clients to develop standard and customized applications that operate on Hypercom terminals. To date, the Company has developed over 80 terminal software applications, ranging from entry-level credit and debit solutions to complex systems that support a comprehensive range of electronic payment and medical transaction functions. Among these software applications are specialized applications for specific markets such as lodging, restaurants, multi-lane retail and health care.

             Terminal Management Software. Every terminal application software program produced by the Company has a management and control module that interacts with the Company's Term-Master Terminal Network Management System. Term-Master is designed to provide mission-critical functionality to users of Hypercom's T Series terminals. Term-Master is the basis for an integrated terminal management approach that supports multiple merchant locations, remote and automated downloading of terminal application software, multiple application software management, merchant terminal set-ups, performance monitoring and on-line diagnostics.

             ENTERPRISE NETWORKING PRODUCTS. The Company's IEN products consist of a modular family of multi-service switch/routers that enable the integration of business-critical legacy data, LAN, voice, fax and video traffic transmitted among central and remote locations, allowing enterprises to eliminate duplicate networks and facilitate migration to cost-effective switched services. Each IEN device incorporates a switch, router, FRAD, protocol converter, dial back-up unit and CSU/DSU, and performs data compression and encryption.

             IEN is a modular system consisting of base chassis with plug-in cards. Plug-in cards support a range of functions, including ISDN BRI, V.32 bis/V.34 dial backup, DSU 56/64 kbps, data compression and encryption, dual V.35 uplink, T1/E1 interface, 4-port voice card, 2 channel serial user or WAN interface card and single RS232C/V.24 serial I/O.

             The Company also offers the IEN500, a single-slot chassis which supports two configurations: 2 WAN and 1 serial port and 1 WAN and 2 serial ports. IEN products work with all WAN services critical for global networking, including X.25, ISDN, frame relay and others, using them cost-effectively to capitalize on the lowest available telecommunications tariffs. These products also support a comprehensive range of legacy protocols, including SNA/SDLC, 3270 Bisync, 2780/3780 Bisync, Burroughs Poll Select, X.25 and asynchronous protocols.

             The Company also provides software applications that centralize management, automate routine tasks and integrate with clients' existing network management environments. Hypercom's IENView software is a suite of standards-based applications that allow users to manage their networks from a single integrated console. IENView software provides applications for enterprise and switched internetwork management, remote monitoring, device management, simulation-based planning and problem-solving and performance analysis.

SERVICES

             The Company provides a broad range of services related to its POS payment systems and enterprise networking products. The Company provides consulting services (i) to assist with strategies and alternatives for POS payment systems, (ii) to assist in the design, installation, integration and management of POS payment systems and (iii) to design customized software applications, and deployment, training, technical assistance and maintenance services for its products.

CUSTOMERS

             Hypercom POS Systems' customers are predominantly large domestic and international financial institutions, electronic payment processors, independent service organizations ("ISOs") and resellers. These customers generally have substantial POS payment system requirements. Representative direct and indirect POS customers include American Express Company, BA Merchant Services, Inc., Banamex, CrediCard Brazil, First Data Merchant Services, TASQ Technologies, National Bank of Australia and Concord Equipment Sales. In any given year, select customers may account for a significant percentage of net revenue. Although no one customer accounted for more than 10% of the Company's net revenue in fiscal 1998, the two largest customers accounted for 17.9% of the Company's net revenue in fiscal 1998 and the five largest customers accounted for 28.9% of the Company's net revenue.

             Hypercom Network Systems' customers generally consist of large financial institutions, retailers, electronic payment processors, resellers and other enterprises that have substantial branch networking requirements spanning an average of 200 sites. Representative direct and indirect network customers include Alamo Rent A Car, Inc., American Express Company, AT&T Corp., First Data Merchant Services, The Home Depot, Inc., The Hong Kong and Shanghai Banking Corporation Group and Lucent Technologies, Inc.

             The Company places special emphasis on offering high-performance, technologically-advanced POS payment system solutions and enterprise branch networking products to enable its customers to gain market share in their respective industries.

SALES, MARKETING AND DISTRIBUTION

             The Company sells its POS payment system solutions through its direct sales force and through independent third-party resellers, including financial institutions, electronic payment processors and service providers. The Company's domestic sales and marketing personnel, which consist of 30 persons located throughout the country, are managed from its Phoenix, Arizona headquarters. To support its international operations, which also are headquartered in Phoenix, the Company has sales and support facilities in Miami (serving Latin America), Hong Kong, China, Singapore, Japan, Australia, Brazil, Chile, Argentina, Venezuela, Mexico, Hungary, Russia, the United Kingdom and France.

             The Company sells its enterprise networking products primarily through a 14-person direct sales force, distributors, value-added resellers and system integrators, who resell the Company's networking products along with other computer and communications equipment. Because the sale of networking products is highly technical, the sales cycle can be as long as 18 months. The technical nature of the sale also results in increased reliance on resellers who work closely with the Company's customers to identify the benefits that Hypercom enterprise networking products can provide to their businesses and support the Company's products locally.

             The Company's marketing programs include trade shows, press releases, press interviews, speaker engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by Hypercom's technical publications group.

             For a description of operating profit or loss attributable to each of the Company's industry segments and information relating to geographic areas and export sales, see the Consolidated Financial Statements and Notes thereto included elsewhere in this document. For information relating to the Company's backlog, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Backlog."

CUSTOMER SERVICE AND SUPPORT

             The Company believes that it has established a reputation for manufacturing high quality, reliable products and for providing excellent service and support for its products. Through its facilities in Phoenix, Arizona, the Company provides pre- and post-sales consulting, application software development and support, installation services, customer support and comprehensive repair facilities for its products. The Company also supports its enterprise networking products through remote access to customer installations. Remote access is accomplished either through a dial-up network connection directly to a customer's installation or through a modem connection to the central part of the customer's system. This connection allows Company support personnel to analyze and correct installation and configuration problems remotely. Field support engineers are available to assist with customer emergencies, and third-party field personnel provide additional support for the Company's products.

             The Company provides a five-year warranty on its POS terminal products and one to five-year warranties on other products. The Company has not incurred significant warranty expense to date. The Company believes that its five-year warranty on POS terminal products has contributed significantly to its reputation for manufacturing high quality, reliable products, and that this warranty results in a lower total cost of ownership than competitors' products.

MANUFACTURING

             The Company's principal manufacturing facility is located in Phoenix, Arizona, where the Company manufactures both POS payment systems and enterprise networking products. The Company also manufactures POS products at its facilities in Brazil, and certain POS payment systems are manufactured in China. The Company also relies on certain third-party suppliers for certain components of its POS payment system products.

             The Company's enterprise networking products are manufactured and assembled at its Phoenix facility. The Company also manufactures certain networking product components in Australia and other components are manufactured by various third parties.

             To control product costs, the Company centrally manages its material requirements planning and bills of material from its Phoenix facility on an integrated computer system, which is networked to all Hypercom manufacturing centers. By managing its purchasing centrally, the Company is able to obtain discounts on volume purchases. The Company also maintains sufficient flexibility in its purchasing to allow it to take advantage of favorable pricing in regional markets. Central management of purchases also assists the Company in ensuring quality control of components used in its products.

             For information relating to the Company's dependence on suppliers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Dependence on Certain Suppliers and Third-Party Distributors".

RESEARCH AND PRODUCT DEVELOPMENT

             Since its inception, the Company has made substantial investments in research and development. With respect to its POS payment system products, the Company's development efforts are focused on products that support new technologies and payment products emerging in the electronic payments industry. With respect to enterprise networking products, the Company's efforts are focused on developing new capabilities to support real-time integrated data, voice and multimedia communications. The Company works closely with its customers to define new product concepts and identify emerging applications for its products. Development projects are evaluated through a management review process and assigned to the Company's development centers based upon the potential value of the target markets, as well as the technology, manpower and engineering expertise requirements.

             The Company designs and develops all of its products and incorporates, where appropriate, technologies from third parties and those available in the public domain. The Company's product development units for both POS payment system products and enterprise networking products are headquartered in Phoenix, Arizona. Development staffs also are located in Australia, Hong Kong, Singapore, Brazil, Russia and the United Kingdom. The Company maintains a separate development group dedicated to electronic commerce transaction software, which is located in Australia, where it benefits from certain research and experimentation tax credits.

             The markets for the Company's products are characterized by changing technology, evolving industry standards and frequent product introductions. Management believes that the Company's future success depends in large part upon its ability to continue to enhance its existing products and to develop new products. The Company is dedicated to complying with industry standards and supporting important new standards as they emerge.

             At September 1, 1998, 333 employees of the Company were engaged in research and product development, including 208 in POS payment systems development, 44 in Ascendent development and 81 in enterprise networking systems development. In 1998, 1997 and 1996, the Company's research and development expenditures were $23.5 million, $12.9 million, and $8.5 million respectively. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that it will continue to expend substantial resources on research and product development.

COMPETITION

             The markets in which the Company operates are highly competitive and are becoming increasingly competitive. With respect to its POS payment system products, the Company competes primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telephone system certifications it has obtained for its products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, quality and support.

             Although the market for the Company's POS payment system products is competitive, the need for highly reliable and fully certified software creates a barrier to entry by new competitors. For example, electronic payment processors have specific requirements that POS payment systems software must meet, including requirements relating to security, host communications and message format. Accordingly, POS terminal devices must accurately capture information required to process the transaction, package this information, transmit it to the processor's host system in the specified format and receive the host system's response. Each processor has its own unique requirements that require the development of different software applications and the successful completion of a lengthy certification process. As a result, to compete effectively, competitors must be able to develop software applications compatible with the diverse requirements of numerous processors of electronic transactions and that satisfy the diverse certification standards of these processors. The Company's primary competitor in the POS payment systems market is VeriFone, Inc., which was acquired by Hewlett-Packard Company in 1997.

             With respect to its enterprise networking products, the Company competes primarily on the basis of product features, quality, flexibility, reliability, scalability and interoperability. The market for the Company's enterprise networking products is intensely competitive and is characterized by rapid technological development. The Company's competitors with respect to networking products include (i) internetworking companies, such as Cisco Systems, Inc. and 3Com Corporation, (ii) FRAD providers, such as Sync Research, Inc., Motorola Information Systems Group, and Netlink, Inc. and

(iii) circuit management providers, such as Visual Networks, Inc. and NetScout Systems, Inc. The Company expects that the number of competitors in both the POS payment systems and enterprise networking systems markets will grow due to the growth opportunities in both markets.

             Many of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than the Company, as well as better name recognition and a larger customer base than the Company. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company often faces additional competitive factors in foreign countries, including preferences for national vendors and difficulties in obtaining necessary certifications and in meeting the requirements of government policies.

PROPRIETARY RIGHTS

             The Company's success is dependent upon its proprietary technology. The Company relies upon copyrights, trademark and trade secret laws and more recently upon patent law protection, to establish and maintain its proprietary rights in its technology and products.

             The Company currently holds a patent issued in the US (and several other countries) relating to a POS terminal configured with a substantial portion of its functionality at a remote processor, and has several patents pending. Foreign patents have also issued on several other patent applications, including the replaceable printer mechanism which has been instituted by Hypercom in its integrated POS terminals containing a printer. Hypercom has pending a number of US and foreign patent applications relating to both the POS terminal products as well as the IEN product family.

             The Company has U.S. federal registration for its "Hypercom" trademark. In addition, Hypercom trademark is registered in 26 countries and has registration pending in 7 countries. In addition to the registered trademark of the Hypercom(R) name and logo, the Company has U.S. federal registrations for the following trademarks: MEGANAC(R), MININAC(R), MINIROUTER(R), TERM-MASTER(R), VIRTUAL MAPPED SNA(R) and VIRTUAL POS(R). The Company's trademark applications for U.S. registration include: A-TAC(TM), ASCENDENT(TM), CHIPSTRIPE(TM), EPASSAGE(TM), FASTBATCH(TM), FASTLOAD(TM), HYPERCOM FASTPOS(TM), HYPER-FORMANCE(TM), HYPER-FORMANCE GATEWAY(TM), REALPAY(TM), TransEN(TM), QUIX(TM), TOKEN TRACKING SYSTEM(TM), and VIRTUAL TERMINAL(TM).

             The Company embeds copyright notices in its software products advising all users that the software is owned by Hypercom. The Company also places copyright notices on documentation related to these products. The Company routinely relies on contractual arrangements to protect its proprietary software programs, including written contracts prior to product distribution or through the use of shrink-wrap license agreements. The Company typically does not obtain federal copyright registrations for its software.

             There can be no assurance that others will not develop products or technologies that are equivalent or superior to those of the Company, or that any patents, copyrights, confidentiality agreements and internal safeguards upon which the Company relies will be adequate to protect its interests.

GOVERNMENT REGULATION

             The Company's products must meet industry standards, such as those imposed by VISA and MasterCard, and receive certification for connection to certain public telecommunications networks prior to their sale. In the U.S., the Company's products must comply with various regulations defined by the FCC and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries, as well as with recommendations of quasi-regulatory authorities and standards-setting committees. In addition, public carriers require that equipment connected to their networks comply with their own standards, which in part reflect their currently installed equipment. Some public carriers have installed equipment that does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's enterprise networking products. Any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition. In addition, rates for public telecommunications services, including features and capacity of such services, are governed by tariffs determined by carriers and subject to regulatory approval. Changes in these tariffs could have a material adverse effect on the Company's business, operating results and financial condition.

             The Company's operations are subject to various state, federal and international laws governing, among other things, occupational health and safety, minimum wages, overtime, retirement plans and profit-sharing and severance payments, and the use, storage, handling and disposal of certain chemicals used in the Company's production processes. Although the Company believes that its operations comply in all material respects with such regulatory requirements, any failure to comply with applicable requirements, or the adoption of new regulations or changes in existing regulations, could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

             At September 1, 1998, the Company employed 1,166 persons, including 342 in manufacturing, service and support, 256 in sales and marketing, 333 in engineering and 235 in finance and administration. Approximately 488 employees were in international locations.

             None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be positive. The Company has experienced no work stoppages.

             Competition for technical personnel in the Company's industry is intense. To date, the Company has been successful in recruiting and retaining qualified employees, but there is no assurance that it will continue to be successful in doing so in the future. The Company's future success depends in part on its continued ability to hire, assimilate and retain qualified personnel.

Item 2.      PROPERTIES

             The Company's principal administrative, assembly and warehouse facilities are located in Phoenix, Arizona, where it owns an approximate 84,000 square foot building and leases an adjacent 23,800 square foot building. The lease expires August 31, 2011. In addition, the Company recently purchased a 10.4-acre lot adjacent to this facility. The Company has constructed a parking lot on 3.3 acres of this land to allow for the expansion of its existing facility with the construction of an additional 58,000 square feet to be utilized as office, storage, and manufacturing.

             The Company leases an approximate 20,000 square foot facility in Sydney, Australia, and an approximate 17,000 square foot facility in Brazil. In addition, the Company maintains an approximate 12,400 square foot warehouse facility in Phoenix under a lease that expires December 31, 2002. The Company also leases office space in Arizona, Florida, Georgia, Maryland, Texas, Hong Kong, China, Singapore, Japan, Chile, Argentina, Venezuela, Mexico, Russia, Hungary and the United Kingdom, all of which are dedicated primarily to sales and support. The Company believes that its facilities are adequate for its operations as now conducted and, upon completion of the expansion of its Phoenix, Arizona corporate and manufacturing facilities, will be sufficient for the foreseeable future.

Item 3.      LEGAL PROCEEDINGS

             From time to time, the Company is subject to claims and litigation incident to its business. As of the date of this filing, there is no material legal proceeding to which the Company is a party.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK PRICES/DIVIDENDS

The Company's common stock trades on the New York Stock Exchange under the symbol "HYC". The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NYSE.

                                              High            Low
First Quarter (1)                            16.063          16.000
Second Quarter                               17.313          12.750
Third Quarter                                18.938          11.118
Fourth Quarter                               13.818           9.938

(1) Prior to November 13, 1997, there was no public market for the Company's securities.

The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The approximate number of shareholders of record as of September 25, 1998 was 2,200.

Item 6.      SELECTED FINANCIAL DATA

Selected Historical Financial Data         1998           1997          1996            1995           1994

Net revenue                            $ 257,227      $ 196,742      $ 163,556       $ 146,168       $ 91,183
Cost of revenue                          130,475        103,672         92,349          83,016         57,301
                                      ------------------------------------------------------------------------------
Gross margin                             126,752         93,070         71,207          63,152         33,882
Percent of net revenue                      49.3%          47.3%          43.5%           43.2%          37.2%

Selling, general and administrative       72,506         52,530         44,741          27,687         14,929
Research and development                  23,495         12,926          8,509           5,422          4,429
Non-cash compensation (1)                 10,963          4,784          2,061             698             --
                                      ------------------------------------------------------------------------------
                                         106,964         70,240         55,311          33,807         19,358
Income from operations                    19,788         22,830         15,896          29,345         14,524
                                      ------------------------------------------------------------------------------
Net income                                13,898         15,562         12,289          19,556          9,149
                                      ==============================================================================
Income per share (diluted)                  0.44           0.60           0.33            0.53           0.25
Shares used in calculation            31,829,855     25,753,921     37,105,563      36,601,078     36,480,577

Cash and equivalents                   55,659         16,318          16,113
Working capital                       186,799         61,972          48,693
Total assets                          259,577        138,741         101,829

Short and long term debt                1,797         24,570          20,362
Total stockholders' equity            220,431         60,894          45,232


(1) Non cash compensation was charged in connection with stock options granted to an executive officer. Upon completion of the Company's initial public offering in November 1997, this form of compensation ceased and no charge was incurred in the third and fourth quarters of fiscal 1998.

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Hypercom Corporation is a global provider of point-of-sale (POS) payment systems and enterprise networking products. The Company was founded in Australia in 1978 where its POS payment systems business originated. During the 1980's Hypercom's POS terminals and POS networking products became the preferred systems in several Asian countries where banks and merchants were implementing credit and debit card payments. While continuing to grow in the Asian markets the Company expanded its POS business to the United States in 1988 and Latin America in 1991. These three markets have established Hypercom as the number two worldwide supplier of POS terminals. Recently the Company has expanded into Europe. Growth in Asia slowed, which reduced earnings in fiscal 1998 due to currency devaluation and economic uncertainties, and the Company anticipates that the slowness will continue.

         In 1993 the Company, leveraging its strengths in POS networking, formed its Network Systems division to develop and manufacture enterprising networking products. The division's initial focus was on providing high quality legacy
(IBM) support. Routing, branch access and voice/data integration functions were subsequently added. In early calendar 1998 packetized voice capability was added which provides Hypercom with products to serve the emerging voice-over-internet
(VOIP) markets. Network Systems revenues were 10% of consolidated revenues in fiscal 1998 and 12% in fiscal 1997. In the second half of fiscal 1998, Network Systems losses totaled $0.15 per share, caused by declining revenues due to rapid changes in market conditions. Adjustments are being made to redirect the sales force and deduce expenses, but it is uncertain when Network Systems will return to profitability, if at all.

         In addition to expansion into new markets such as Europe, Hypercom's current focus is to expand its technology leadership in the POS terminal and networking businesses by introducing new product lines. The new ICE terminals with graphic touch screens; its FastPOS 9600 bps modems soon to be available in all Hypercom terminals;

and its Ascendent client/server software for financial transaction processing are recent product introductions from Hypercom.

             Net revenues by geographic region are presented in the following table as a percentage of net revenues for the periods indicated:

FISCAL YEAR ENDED JUNE 30,             1998          1997         1996
----------------------------------------------------------------------
REVENUES BY REGION
United States                           43%           44%          42%
Latin America(includes Mexico)          29            24           27
Asia/Pacific                            22            30           30
Europe                                   6             2            1
                                       -------------------------------
Totals                                 100%          100%         100%


RESULTS OF OPERATION

             The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated and the percentage change in such operating results between periods. Results for any one or more periods are not necessarily indicative of future results

                                                                       PERIOD TO PERIOD
                                                                    INCREASE (DECREASE)
                                                                        1998       1997
PERCENTAGE OF NET REVENUE                                                 COMPARED
FISCAL YEAR ENDED JUNE 30,                1998      1997     1996    TO 1997    TO 1996
---------------------------------------------------------------------------------------
Net revenue                               100.0%    100.0%   100.0%    30.7%     20.3%
Cost of revenue                            50.7      52.7     56.5     25.9      12.3
                                          ------------------------
Gross profit                               49.3      47.3     43.5     36.2      30.7
Selling, general and administrative        28.2      26.7     27.4     38.0      17.4
Research and development                    9.1       6.6      5.2     81.8      51.9
Non-cash compensation expense               4.3       2.4      1.2    129.2     132.1
                                          ------------------------
Income from operations                      7.7      11.6      9.7    (13.3)     43.6

Interest income/(expense)                   0.7       0.1      0.1
Foreign currency exchange gain/(loss)      (0.7)      0.2      1.6
                                          ------------------------
Income before income taxes                  7.7      11.9     11.5    (15.1)     24.8

Income taxes                                2.3       4.0      3.8
                                          ------------------------
Net income                                  5.4%      7.9%     7.6%   (10.1%)    26.6%

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

         Net revenue in fiscal 1998 increased $60.5 million or 30.7% due to increased POS Systems revenue of $58.1 million. The increase in POS Systems revenue reflected strong growth in Europe where the Company has been establishing new sales and service operations. Latin American also experienced strong growth and benefited from a new manufacturing facility in Sao Paolo, Brazil. Growth in Asia slowed due to local currency devaluation and the Company anticipates that this slowness will continue. Network Systems revenue growth was also slowed due to economic uncertainties in Asia and increased competition in its branch access networking equipment markets.

             Gross profit as a percentage of net revenue increased to 49.3% in fiscal 1998 from 47.3% in fiscal 1997. This increase was due to lower costs realized from a transfer of the Australian manufacturing operations to manufacturing in China and to the Company's facilities in Phoenix, Arizona.

         Selling, general and administrative expense increased $20.0 million, or 38.0%, to $72.5 million in fiscal 1998. $6.6 million of this increase was the continued expansion of selling and administrative activities in Network Systems; $2.7 million of this increase was related to the introduction of the Company's new Ascendent POS client/server software products; and $2.5 million of the increase was for the establishment of a new POS sales and service infrastructure in Europe. The remaining increases related to normal growth caused by increased business with a $6.3 million increase for ongoing expansion of sales operations in the United States, Latin America and Asia and $1.9 million increase in the Company's corporate, general and administrative areas.

             Research and development expense increased $10.6 million, or 81.8%, to $23.5 million in fiscal 1998. $9.2 million of the increase was for POS product development as the Company prepared to introduce in fiscal 1999 its new ICE terminal products; its FastPOS 9600 bps terminals; and Ascendent client/server software.

             Non-cash compensation was charged in connection with a grant of stock options which included a stock repurchase arrangement. The Company recorded a non-cash compensation charge of $11.0 million in the first half of fiscal 1998 and incurred no further charge during the year as the repurchase arrangement terminated upon the closing of the Company's initial public offering
(IPO) in November, 1997.

             Income from operations decreased $3.0 million to $19.8 million in fiscal 1998 due primarily to an increase of $6.2 million in non-cash compensation and higher selling, general and administrative expense and higher research and development expense.

COMPARISON OF FISCAL YEARS ENDED JUNE 30 1997 AND 1996

         Net revenue in fiscal 1997 increased $33.1 million or 20.3% due primarily to increased POS Systems revenue of $17.6 million and increased Network Systems revenue of $15.6 million. The increase in POS Systems sales reflected continued growth and price stability in the market and the increase in Network Systems revenue was a function of continuing market acceptance of the Company's enterprise networking products.

             Gross profit as a percentage of net revenue increased to 47.3% in fiscal 1997 from 43.5% in fiscal 1996. This increase was due to reduced costs realized from the centralization of manufacturing operations in Phoenix, Arizona and the increased use of lower cost subcontractors for certain operations that were previously performed internally.

         Selling, general and administrative expense increased $7.8 million, or 17.4%, to $52.5 million in fiscal 1997. The increase in 1997 reflects ongoing restructuring costs of $0.8 million relating to the consolidation of principal manufacturing operations in Phoenix, Arizona begun in 1996, and $3.0 million relating to the implementation of an Oracle management information platform for the Company's worldwide manufacturing, sales and finance functions and the related expansion of its management information systems staff. In addition, $2.0 million of the increase was attributable to the Company's expansion of its Network Systems sales and service organization and an additional $2.0 million related to the establishment of Hypercom International, which manages all POS international sales and distribution activities.

         Research and development expense increased $4.4 million, or 51.9% to $12.9 million in fiscal 1997 as a result of development efforts relating to the Company's Network Systems business as well as development of new POS payment systems products.

             Non-cash compensation was charged in connection with a grant of certain stock options, which included a stock repurchase arrangement. The Company recorded a non-cash compensation charge of $4.8 million in fiscal 1997 and $2.1 million in fiscal 1996 respectively.

             Income from operations increased $6.9 million, or 43.6%. to $22.8 million in fiscal 1997. The increase resulted primarily from lower manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

             The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit and term notes. The Company's principal uses of cash historically have been to support inventory and accounts receivable, pay operating expenses and fund capital expenditures.

             The Company's working capital was $186.8 million on June 30, 1998 and increased $124.8 million in fiscal 1997. $80.2 million of this increase was in cash and was caused by the Company completing its IPO in November 1997, which raised $125.7 million for the Company. $23.1 million of these proceeds were used to substantially eliminate the Company's debt.

             Capital expenditures totaled $10.2 million and $6.9 million in fiscal years 1998 and 1997, respectively, while depreciation was $4.1 million in fiscal 1998 and $2.9 million in fiscal 1997.

             The Company believes that its current funds are sufficient to fund operations for the foreseeable future. The Company also has a revolving line of credit of $10 million with Bank One, Arizona, N.A. The balance outstanding was zero at June 30, 1998. The loan agreement contains various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum owner's equity and debt coverage ratios.

NEW PRONOUNCEMENTS

             During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The SOP is effective for fiscal years beginning after December 15, 1997. The SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The provisions of this SOP should be applied prospectively and retroactive application is prohibited. The Company is in the process of evaluating the impact of the SOP on its financial position and results of operation.

             In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management intends to comply with this statement which is effective for periods beginning after December 15, 1997 and is currently evaluating the format for the financial statement in which comprehensive income will be reported.

YEAR 2000 ISSUES

             The Company's internal Information Systems department has been conducting an analysis of the systems used within the Company, from desktop software to the software used within the PBX system. There have been a few softwares identified that are not capable of making the transition from the year 1999 to year 2000. In some cases, upgrading the software has already been initiated. In those cases where there is no feasibility of upgrading the software, alternative systems have been analyzed, with a transition program already under review. The Company does not believe that cost of making the transition to different applications, nor the cost of upgrading the existing applications, will be significant and material. Because of the additional functionality that can be obtained by making such transition, it is believed that cost saving incurred by the increased productivity and ability to generate internal reports will exceed the actual costs expended.

             The Company does develop and distributes computer hardware and software, and has thoroughly reviewed such systems. Because of the interaction between the Company's hardware/software with other manufacturer's hardware/software, the Company refrains from warranting Year 2000 compliance. In order to make the Company's POS terminal customers aware of potential issues with the transition from 1999 to 2000, the Company has, at its own expense, provided over ten thousand test cards to enable the Company's customers to fully test the ability of the Company's products, when interacting with other vendors software/hardware, to ascertain whether or not a Year 2000 compliance issue is present. The Company's IEN/NAC products do not utilize an internal "clock", and there are no Year 2000 compliance issues with such products. Workstation software products may have a Year 2000 compliance issue because of the operating system and database program utilized by the Company's customers, but not because of the applications developed and distributed by the Company.

             Nevertheless, the Company makes no warranty regarding Year 2000 compliance and believes it is the customer's ultimate responsibility to verify whether or not there is a Year 2000 compliance issue, and the Company expressly disclaims any warranty or representation made in the foregoing regarding the Company's products, and provides this information in compliance with Staff Legal Bulletin No. 5 (CF/IM).

BACKLOG

         As of June 30, 1998, the Company had a backlog of $77 million. Backlog was $111 million at June 30, 1997. The Company has taken steps to reduce terminal manufacturing lead time. This reduction also reduces the customers' required lead time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods. Decline in backlog may be due to these changes and is not an indication of lower future revenues.

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

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

             This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Risks Associated with International Operations and Foreign Currency Fluctuations

         For the fiscal years 1998, 1997 and 1996, net revenue from international sales comprised approximately 57%, 56% and 58%, respectively, of the Company's net revenues. The Company expects that international sales will continue to account for a significant percentage of the Company's net revenue in the foreseeable future. Accordingly, the Company is subject to risks associated with international operations, including management of a multinational organization, fluctuations in currency exchange rates, compliance with local laws and other regulatory and product certification requirements and changes in such laws and requirements, tariffs and other trade barriers, import and export controls, restrictions on the repatriation of funds, inflationary conditions, staffing, employment and severance issues, political and economic instability, war or other hostilities, expropriation or nationalization of assets, overlap of tax structures, renegotiation or nullification of contracts and longer payment cycles in certain countries. The Company's manufacturing facilities in Australia, Brazil, and China are subject to particular risks relating to political developments, tariffs, duties, taxes, local content requirements, embargoes, boycotts and other trade barriers in or directed at those countries. During fiscal year 1998, growth of revenues in Asia were slower due to lower shipments into the Asia markets caused by economic uncertainty in that region. The inability to effectively manage these and other risks could adversely affect the Company's business, operating results and financial condition.

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

Uncertainty of Profitability for Hypercom Network Systems

         The Company established Hypercom Network Systems in 1994 to continue to develop enterprise networking products and technologies for the electronic payments industry and to leverage these technologies to address other enterprise networking opportunities. Since its formation, Hypercom Network Systems has expended substantial sums on research and development and on establishing distinct manufacturing operations and distribution channels. Hypercom Network Systems has recently incurred losses as a standalone business, and there can be no assurance that it will return to profitability, particularly in light of the competitive nature of the industry in which it operates.

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

Dependence on Current Management and Key Personnel

         George Wallner, Albert A. Irato, Paul Wallner, and Jairo Gonzalez have been, and will continue to be, instrumental in the development, growth, and operations of the Company. The Company has employment agreements with Messrs. Irato and Gonzalez, but does not have employment agreements with George Wallner and Paul Wallner or any other member of senior management. Although the Company has no current plans to enter into employment agreements with any other executive officers or key employees, the Company intends to review the desirability of such employment agreements from time to time in the future. The Company maintains and is the beneficiary of key man life insurance of $1.0 million on each of George Wallner and Paul Wallner. The loss of any of Messrs. Wallner, Irato, Wallner, or Gonzalez could have a material adverse effect on the Company's business, operating results, and financial condition.

         The Company's continued growth and operations also depend to a significant extent on the continued service of other key employees and the hiring of new qualified employees. Competition for highly skilled business, technical, marketing, and other personnel is intense, particularly in the strong economic cycle currently prevailing for high technology companies. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have an adverse effect on the Company's business, operating results, and financial condition. In addition, the Company may experience increased compensation costs in order to compete for skilled employees.

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

Competition

         The markets in which the Company operates are highly competitive and are becoming increasingly competitive. Principal competitive factors include product quality, reliability, performance, functionality, pricing, certification, and upgradeability. In the electronic payment industry the Company competes primarily against VeriFone, Inc., which was recently acquired by Hewlett-Packard Company, and in the enterprise networking market competes with Cisco Systems, Inc., 3Com Corporation, Motorola Information Systems Group, and other providers. Certain of the Company's competitors have significantly greater financial and technical resources than the Company, as well as better name recognition and a larger customer base than the Company. The Company faces additional competitive factors in foreign countries, including preferences for national vendors, and difficulties in obtaining necessary certifications and in meeting the requirements of government policies. Competitive factors may result in, among other things, price discounts or other concessions by the Company and sales lost by the Company to competitors, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

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

Reliance on Certain Hypercom POS Systems Customers

         A significant portion of Hypercom POS Systems sales has resulted, and is expected to continue to result, from substantial purchases made by a limited number of large organizations. Although no one customer accounted for more than 10% of the Company's net revenue in fiscal 1998, the two largest customers accounted for 17.9% of the Company's net revenue in fiscal 1998 and the five largest customers accounted for 28.9% of the Company's net revenue.

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

Voting Control by Existing Stockholders

         George Wallner and Paul Wallner in the aggregate, beneficially own 63.4% of the Company's outstanding Common Stock following the completion of the Offering, assuming no exercise of the underwriters' over-allotment option. Accordingly, George Wallner and Paul Wallner, acting together, will have the ability to control the affairs of the Company, including the election of all of the directors to the Company's Board of Directors and, except as otherwise provided by law, approving or disapproving other matters submitted to a vote of the Company's stockholders, including a merger, consolidation or sale of assets. This voting control also may have the effect of delaying or preventing a change in control of the Company and may affect the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is exposed to financial market risks, including changes in interest rates and foreign currently exchange rates. Nevertheless, the fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of the Company's investment portfolio.

             A substantial portion of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Although no hedging transactions were entered into during the fiscal year ended June 30, 1998, the Company has since established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility.

             The Company does not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "Risks Associated with International Operations and Foreign Currency Fluctuations" of Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             See Item 14 (a) beginning on Page 40

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS

             The information set forth in the Company's 1998 Proxy Statement under the caption "Information Concerning Directors, Nominees and Officers" is incorporated herein by reference. Each of the executive officers of the Company is also a director of the Company; thus the required information regarding executive officers of the Company is included in the 1998 Proxy Statement.

Item 11.     EXECUTIVE COMPENSATION

             The information set forth in the Company's 1998 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

Item 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information set forth in the Company's 1998 Proxy Statement under the caption "Security Ownership of Principal Stockholders and Management" is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information set forth in the Company's 1998 Proxy Statement under the caption "Certain Transactions and Relationships" is incorporated herein by reference.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

       1.Consolidated Financial Statements of Hypercom Corporation
                Report of Independent Accountants ..............................  40
                Consolidated Balance Sheets as of June 30, 1998 and 1997 .......  41

                Consolidated Statements of Income for the Years Ending June
                30, 1998, 1997 and 1996 ........................................  42
                Consolidated Statement of Stockholders' Equity for the Years
                Ending June 30, 1998, 1997 and 1996 ............................  43
                Consolidated Statement of Cash Flows for the Years Ending
                June 30, 1998, 1997 and 1996 ...................................  44
                Notes to Consolidated Financial Statements .....................  46

       2.Financial Statement Schedule
                Report of Independent Accounts on Financial Statement
                Schedule .......................................................  67
                Financial Statement Schedule ...................................  68

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c) The Index to Exhibits and required Exhibits are included following the Consolidated Financial Statements Schedules Beginning on Page 69 of this report.

          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  September 25, 1998         Hypercom Corporation

                                        By /s/ Albert A. Irato
                                           ------------------------
                                           Albert A. Irato
                                           President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 1998.

          Signature                                  Title
          (1) Principal Executive, Financial
          and Accounting Officers

          /s/ Albert A. Irato                        Director, President and Chief Executive Officer
          --------------------------
          Albert A. Irato

          /s/ Thomas E. Linnen                       Director, and Chief Financial Officer
          --------------------------
          Thomas E. Linnen

          (2) Directors

          /s/ George Wallner                         Chairman of the Board
          --------------------------
          George Wallner

          /s/ Paul Wallner                           Director
          --------------------------
          Paul Wallner

          /s/ Jairo Gonzalez                         Director
          --------------------------
          Jairo Gonzalez

          /s/ William E. Fisher                      Director
          --------------------------
          William E. Fisher

          /s/ Peter J. Hart                          Director
          --------------------------
          Peter J. Hart

Item 14 (a) 1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Hypercom Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Hypercom Corporation and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Phoenix, Arizona
July 24, 1998

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                                                          June 30,
                                                                                    ---------------------
                                                                                      1998         1997
                                                                                    --------     --------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                         $ 55,659     $ 16,318
  Marketable securities, at market                                                    42,641          206
  Accounts receivable, net of allowance for doubtful accounts of
    $3,729 and $779 at June 30, 1998 and 1997, respectively                           43,989       31,074
  Inventories                                                                         60,539       55,921
  Deferred income taxes                                                               10,991        5,580
  Prepaid taxes                                                                        2,893        6,127
  Prepaid expenses and other current assets                                            7,173        5,942
                                                                                    --------     --------
      Total current assets                                                           223,885      121,168

Property, plant and equipment, net                                                    23,570       16,424
Advances to related parties                                                              258          279
Long-term investments                                                                  9,931
Other assets                                                                           1,933          870
                                                                                    --------     --------
                                                                                    $259,577     $138,741
                                                                                    ========     ========

                     LIABILITIES, REDEEMABLE COMMON STOCK,
                            AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank notes payable                                                                $     --     $  9,900
  Accounts payable                                                                    17,134       21,963
  Accrued liabilities                                                                 16,537       12,829
  Deferred revenue                                                                       608        8,279
  Income taxes payable                                                                 2,209        2,061
  Current portion of long-term obligations                                               598        2,164
  Current portion of long-term obligations, related party                                 --        2,000
                                                                                    --------     --------
      Total current liabilities                                                       37,086       59,196
                                                                                    --------     --------
Long-term obligations                                                                  1,199        8,952
Long-term obligations, related party                                                                1,554
Deferred income taxes                                                                    861          602
                                                                                    --------     --------
      Total liabilities                                                               39,146       70,304
Commitments and contingencies (Note 13)
Redeemable common stock                                                                   --        7,543
                                                                                    --------     --------

Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares authorized;
    33,548,625 and 25,000,000 shares issued and outstanding at
    June 30, 1998 and 1997, respectively                                                 13             4
  Additional paid-in capital                                                         145,601          965
  Receivables from stockholders                                                       (1,498)      (2,401)
  Retained earnings                                                                   76,315       62,326
                                                                                    --------     --------
      Total stockholder's equity                                                      220,431       60,894
                                                                                    --------     --------
      Total liabilities, redeemable common stock and stockholders' equity           $259,577     $138,741
                                                                                    ========     ========

The accompanying notes are an integral part of these financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

                                                                                   YEAR ENDED JUNE 30,
                                                                      --------------------------------------------
                                                                          1998            1997           1996
                                                                      -----------     ------------    ------------
Net revenue.......................................................    $   257,227     $    196,742    $    163,556
Cost and expenses:
  Cost of revenue.................................................        130,475          103,672          92,349
  Research and development........................................         23,495           12,926           8,509
  Selling, general and administrative.............................         72,506           52,530          44,741
  Non-cash compensation expense...................................         10,963            4,784           2,061
                                                                      -----------      -----------     -----------
    Total costs and expenses......................................        237,439          173,912         147,660
                                                                      -----------      -----------     -----------

Income from operations............................................         19,788           22,830          15,896
Interest and other income.........................................          4,435            2,248             864
Interest expense..................................................         (2,155)          (1,718)           (667)
Interest expense, related party...................................           (446)            (422)
Foreign currency gain (loss)......................................         (1,760)             445           2,639
                                                                      -----------      -----------     -----------
    Income before income taxes and minority interest..............
                                                                          19,862           23,383          18,732
Minority interest in earnings of subsidiary, net of tax...........            --               --            (246)
Income taxes......................................................         (5,873)          (7,821)         (6,197)
                                                                      -----------      -----------     -----------
    Net income....................................................    $    13,989      $    15,562     $    12,289
                                                                      ===========      ===========     ===========

    Basic shares outstanding......................................     30,214,677       25,000,000      36,650,000
    Basic earnings per share......................................    $      0.46      $      0.62     $      0.34

    Diluted shares outstanding....................................     31,829,855       25,753,921      37,105,563
    Diluted earnings per share....................................    $      0.44      $      0.60     $      0.33

   The accompanying notes are an integral part of these financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended June 30, 1998 and 1997
(Dollars in thousands)


                                               Common Stock          Additional       Receivables                         Total
                                               ------------            Paid-In            from           Retained      Stockholders'
                                             Shares      Balance       Capital        Stockholders       Earnings         Equity
                                         ------------    --------    ----------       ------------       ---------      ------------
Balance as of June 30, 1995              $ 36,650,000    $  4        $    425         $  (1,200)         $ 45,607       $  44,836
  Repurchase of common stock              (11,650,000)                                                    (11,132)        (11,132)
  Advances to stockholders                                                                 (761)                             (761)
  Net income                                                                                               12,289          12,289
                                         ------------    --------    ----------       ------------       ---------      ------------

Balance as of June 30, 1996                25,000,000        4             425            (1,961)          46,764          45,232
  Contributions from stockholders                                          540                                                540
  Advances to stockholders                                                                  (440)                            (440)
  Net income                                                                                               15,562          15,562
                                         ------------    --------    ----------       ------------       ---------      ------------

Balance as of June 30, 1997                25,000,000        4             965            (2,401)          62,326          60,894
  Issuance of common stock                  8,500,000        9         127,491                                            127,500
  Costs of public offering                                              (1,768)                                            (1,768)
  Reclassification of redeemable
     common stock                                                       18,506                                             18,506
  Exercise of options                          38,625                      247                                                247
  Payment of advances to stockholders                                                      2,276                            2,276
  Advances to stockholders                                                                (1,373)                          (1,373)
  Acquisition of investee                      10,000                      160                                                160
  Net income                                                                                               13,989          13,989
                                         ------------    --------    ----------       ------------       ---------      ------------
Balance as of June 30, 1998               $33,548,625    $  13       $ 145,601        $   (1,498)        $ 76,315       $ 220,431
                                         ============    ========    ==========       ============       =========      ============

The accompanying notes are an integral part of these financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                                                                     Year Ended June 30,
                                                                                             -----------------------------------
                                                                                             1998           1997            1996
                                                                                             ----           ----            ----
Cash flows from operating activities
     Cash received from customers                                                         $234,333       $190,955        $155,563
     Interest received                                                                       3,308          1,327             919
     Other income received                                                                                    438            (121)
     Cash paid to suppliers and consultants                                               (230,351)      (171,398)       (133,229)
     Interest paid                                                                          (2,543)        (2,247)           (702)
     Income taxes paid                                                                      (4,837)       (15,880)        (11,356)
                                                                                          ---------      ---------      ---------
          Net cash provided by (used in) operating activities                                  (90)         3,195          11,074
                                                                                          ---------      ---------      ---------
Cash flows from investing activities:
     Advances to related parties                                                                             (518)           (369)
     Repayments from related parties                                                                          641           2,091
     Acquisition of controlling interest in subsidiary (net of cash received)                                                 302
     Notes receivable                                                                                                       1,180
     Acquisition of other assets                                                                                              (44)
     Proceeds from disposal of property, plant and equipment                                   120          1,260             667
     Purchase of property, plant and equipment                                             (10,162)        (6,930)         (8,011)
     Purchase of investments                                                              (242,164)          (546)
     Proceeds from maturity of investments                                                 189,559             61
                                                                                          ---------      ---------      ---------
          Net cash used in investing activities                                            (62,647)        (6,032)         (4,184)
                                                                                          ---------      ---------      ---------
Cash flows from financing activities:
     Proceeds from bank notes payable and other debt instruments                            65,795         76,746          40,375
     Repayment of bank notes payable and other debt instruments                            (89,266)       (72,761)        (33,229)
     Advances to stockholders                                                               (1,373)          (530)           (761)
     Payment of advances to stockholders                                                     2,276
     Proceeds from sale of common stock                                                    127,500
     Proceeds from exercise of stock options                                                   247
     Repurchase of common stock                                                                                            (6,000)
     Contributions from stockholders                                                                          540
     Stock offering costs                                                                   (1,768)
                                                                                          ---------      ---------      ---------
          Net cash provided by financing activities                                        103,411          3,995             385
                                                                                          ---------      ---------      ---------
Effect of exchange rate changes                                                             (1,333)          (953)            820
                                                                                          ---------      ---------      ---------
Net increase in cash                                                                        39,341            205           8,095
Cash and cash equivalents, beginning of year                                                16,318         16,113           8,018
                                                                                          ---------      ---------      ---------
Cash and cash equivalents, end of year                                                     $55,659        $16,318         $16,113
                                                                                          =========      =========      =========

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

                                                                                                   Year Ended June 30,
                                                                                          -------------------------------------
                                                                                            1998           1997          1996
                                                                                          --------       --------       -------
Reconciliation of net income to net cash provided by (used in) operating activities
  Net income                                                                              $ 13,989       $ 15,562       $12,289
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Non-cash compensation expense                                                           10,963          4,784         2,061
    Depreciation and amortization                                                            4,164          2,888         2,375
    Bad debt expense                                                                         2,972          1,427           494
    Provision for excess and obsolete inventory                                              2,510            994         2,133
    Foreign currency (gain) loss                                                             1,760           (445)       (2,639)
    Gain on sale leaseback                                                                    (120)          (120)
    Equity in investee loss (income)                                                           135            (39)          (37)
    Deferred income taxes                                                                   (5,153)        (2,948)       (1,386)
    Amortization of premium on investments                                                     239
    Minority interest in subsidiary                                                                                         246
    (Gain) loss on disposal of fixed assets                                                   (120)          (130)          162
    Loss on sale of investments                                                                                58
  (Increase) decrease) in:
    Accounts receivable                                                                    (16,102)        (7,316)       (4,481)
    Inventories                                                                             (7,222)       (15,290)       (1,302)
    Prepaid income taxes                                                                     3,281         (6,127)
    Prepaid expenses and other current assets                                               (1,351)        (2,715)         (157)
  Increase (decrease) in:
    Accounts payable                                                                        (5,272)         2,208         6,498
    Accrued liabilities                                                                      2,869          5,930           250
    Deferred revenue                                                                        (7,782)         6,707        (1,335)
    Income taxes payable                                                                       150         (2,163)       (4,097)
    Other liabilities                                                                                         (70)
                                                                                          --------       --------       -------
       Net cash provided by (used in) operating activities                                $    (90)      $  3,195       $11,074
                                                                                          ========       ========       =======
Cash and non-cash investing and financing activities:
  Acquisition of property and equipment through capital leases                            $    698       $    133       $   181
  Changes in accounts payable related to the purchase of property, plant and equipment         367             36           587
  Repurchase of common stock for note payable net of debt discount                                                        5,132

  Acquisition of controlling interest in subsidiaries:
    Assets acquired (net of seller financing)                                             $    744       $              $ 6,224
    Liabilities assumed                                                                       (244)                      (4,505)
    Previous ownership interest                                                                                            (903)
    Remaining minority interest                                                                                            (316)
                                                                                          --------       --------       -------
       Net cash paid                                                                      $    500       $              $   500
                                                                                          ========       ========       =======

The accompanying notes are an integral part of these financial statements.

1.     DESCRIPTION OF BUSINESS:

       Hypercom Corporation (with its subsidiaries, the "Company") is a worldwide developer, manufacturer, and supplier of point-of-sale ("POS") payment systems and enterprise networking products.

       The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company's sales and support offices located in the United Kingdom, Russia and Hungary. Latin American operations engage primarily in product distribution through the Company's subsidiaries in Mexico, Brazil, Chile, Argentina and Venezuela; however, certain manufacturing operations exist in Brazil. The Company's primary manufacturing is performed at a contract manufacturer in China and is coordinated by the Hong Kong office. The Asia/Pacific operations are also engaged in product development and product distribution through the Company's subsidiaries or business units in Singapore, Hong Kong, Japan and Australia.

2.     SIGNIFICANT ACCOUNTING POLICIES:

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements are comprised of the accounts of Hypercom Corporation and all subsidiaries in which a controlling interest is held. All significant intercompany balances and transactions have been eliminated.

       The Company carries its investments in subsidiaries, less than 50% owned, under the equity method of accounting.

       USE OF ESTIMATES
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       FOREIGN CURRENCY
       The foreign subsidiaries use the U.S. dollar as the functional currency. Their local currency financial statements are remeasured as follows; monetary assets and liabilities at year-end exchange rates, and inventories, property and nonmonetary assets and liabilities at historical rates. During the years ended June 30, 1998, 1997 and 1996, the Company recorded net gains (losses) on remeasurement of approximately ($2,084,000), $630,000 and $2,520,000 respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately $324,000, ($185,000) and 119,000, respectively. These amounts are included in the results of operations.

       CASH AND CASH EQUIVALENTS
       The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents.

       MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS
       Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase. Securities for which the Company does not have the intent of or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gain and losses, net of tax, reported in a separate component of stockholders' equity. Cost is determined based on specific identification. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year are classified as long-term Investments.

       INVENTORIES
       Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out ("FIFO") costs.

       CAPITALIZED SOFTWARE
       Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's product development process is such that technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have not been significant. To date, all software development costs have been expensed as incurred and included in research and development expense.

       PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

        Building                                         31.5 years
        Machinery and equipment                          2.5-7 years
        Furniture and fixtures                           5-7 years
        Vehicles                                         4.5-5 years
        Leasehold improvements                           2.5-10 years


       For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

       INCOME TAXES
       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date.

       The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

       REVENUE RECOGNITION
       The Company generally recognizes product revenue, including sales to distributors, upon shipment of product; however, revenue on certain network contracts is recognized upon customer acceptance. Revenue from service obligations is recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

       STOCK-BASED COMPENSATION
       In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB 25"), provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS No. 123, had been applied. The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25, and has provided the required pro forma disclosures.

       NET INCOME PER SHARE
       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98") effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. SAB 98 requires certain stock issued in conjunction with an initial public offering for nominal consideration to be included in basic EPS calculations as if it were outstanding for all periods presented; additionally, certain stock and potential common stock issued for nominal consideration are required to be included in diluted EPS calculations as if they were outstanding for all periods. SAB 98 does not affect the Company's EPS calculations. All prior period earnings per share amounts have been restated to comply with the SFAS No. 128.

       In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                          YEAR ENDED JUNE 30,
                                                           1998       1997           1996
         Numerator - Basic and Diluted EPS:
            Net income                                 $  13,989     $  15,562      $  12,289

         Denominator - Basic EPS:
            Common stock outstanding                      30,215        25,000         36,650

         Basic EPS                                          0.46          0.62           0.34
                                                       =========     =========      =========

         Denominator - Diluted EPS:
            Denominator - Basic EPS                       30,215        25,000         36,650

         Effect of Dilutive Securities:
            Common stock options                           1,615           754            456
                                                       ---------     ---------      ---------

                                                          31,830        25,754         37,106
         Diluted EPS                                        0.44          0.60           0.33
                                                       =========     =========      =========

       SELF-INSURANCE
       The Company self-insures, with certain stop loss insurance coverages, for short-term disability, life and employee health care. Claims expense is recorded in the year of occurrence through the accrual of claim reserves based on estimates of ultimate claims costs. Claims incurred but not yet reported are estimated and reserved for based on historical claims data.

       OPERATING SEGMENTS

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), superseding SFAS No. 14, Financial Reporting for Segments of a Business Enterprise ("SFAS No. 14"). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 for the fiscal year ended June 30, 1997, and has provided the required disclosures.

       The accounting policies of the reportable segments are the same as those used for the consolidated entity. Performance is evaluated based on profit or loss from operations. Intersegment sales and transfers are accounted for based on defined transfer prices.

       RECLASSIFICATION
       Certain prior year amounts have been reclassified to conform with the current year presentation.

       NEW PRONOUNCEMENTS
       During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The SOP is effective for fiscal years beginning after December 15, 1997. The SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The provisions of this SOP should be applied prospectively and retroactive application is prohibited. The Company is in the process of evaluating the impact of the SOP on it's financial position and results of operation.

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management intends to comply with this statement which is effective for periods beginning after December 15, 1997 and is currently evaluating the format for the financial statement in which comprehensive income will be reported.



3.     CONCENTRATIONS OF CREDIT AND OTHER RISKS:

       FINANCIAL INSTRUMENTS
       The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term investments.

       The Company's cash and cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company, in the normal course of business, maintains balances in excess of the Federal Deposit Insurance Corporation's insurance limit. The balance in excess of the insurance limit at June 30, 1998 and 1997 was $5,201,064 and $2,315,036 respectively. In addition, the Company also maintains investments in excess of applicable insurance limits. The Company also maintains balances in foreign banks that are used for current operations of subsidiaries located abroad. Foreign deposits that are uninsured amounted to $8,321,090 and $13,587,260 as of June 30, 1998 and 1997, respectively.

       The Company's accounts receivable results primarily from credit sales to a broad customer base, both nationally and internationally. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary.

3.     CONCENTRATIONS OF CREDIT AND OTHER RISKS:  (CONTINUED)

       INVENTORIES
       Most components used in the Company's systems are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company's business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company's production could be delayed. Such delays could have a material adverse effect on the Company's business, operating results and financial condition.

       The Company estimates inventory provisions for potentially excess and obsolete inventory based on forecasted demand. Actual demand may differ from such anticipated demand and may have a material adverse effect on inventory valuation.

       INTERNATIONAL OPERATIONS
       The Company's international business is an important contributor to the Company's net revenue and profits. However, the majority of the Company's international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of the Company's overseas offices are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates.

       The Company conducts manufacturing operations in Brazil, Australia, and China. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

       As of June 30, 1998, the Company maintained significant Account Receivable balances in the Asia Pacific region, which are subject to the economic risks inherent to that region.

       YEAR 2000 ISSUES
       The Company's internal Information Systems Department is conducting an analysis of its Year 2000 issues. Costs relating to Year 2000 issues are charged to operations as incurred and were not significant for the years ended 1998 and 1997.

4.     MARKETABLE SECURITIES:

       As of June 30, 1998 and 1997, the difference between amortized cost and fair market value of the Company's marketable securities and long-term investments was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The municipal bonds and corporate notes have maturities that range from three months to two years. As of June 30, 1998 and 1997, marketable securities consist of the following (dollars in thousands):

                                                        1998              1997
         Municipal bonds                             $ 34,201          $   -
         Corporate notes                                6,671              -
         Mutual funds                                   1,769              206
                                                     --------          -------

            Total marketable securities                42,641              206

         Municipal bonds                                3,740              -
         Corporate notes                                6,191              -
                                                     --------          -------

            Total long-term investments              $  9,931          $     0
                                                     ========          =======


5.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The Company values financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term investments is determined based on quoted market prices. The fair value of long-term obligations is estimated by discounting the future cash flows required under the terms of each respective debt agreement by current market rates for the same or similar issues of debt with similar remaining maturities. A summary of carrying amounts and fair values as of June 30, 1998 and 1997 are as follows (dollars in thousands):

                                             1998                                    1997
                                             -----------------------------------     ---------------------------------
                                             CARRYING AMOUNT      ESTIMATED FAIR     CARRYING AMOUNT    ESTIMATED FAIR
                                                                  VALUE                                 VALUE
                                             ---------------      --------------     ---------------    --------------
       Financial assets:
          Cash and cash equivalents          $  55,659            $ 55,659           $ 16,318           $16,318
           Marketable securities                42,641              42,641                206               206
           Long-term investments                 9,931               9,931

       Financial liabilities:
          Bank notes payable                                                            9,900             9,900
          Long-term obligations                  1,797               1,822             14,670            13,980

6.     INVENTORIES:

       Inventories consist of the following (dollars in thousands):

                                                JUNE 30,
                                                ---------------------------
                                                  1998              1997
                                                --------          ---------
         Purchased parts                        $ 18,710          $  24,765
         Work-in-process                          11,388             9,604
         Finished goods                           30,441             21,552
                                                --------          ---------

                                                $ 60,539          $  55,921
                                                ========          =========


7.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consist of the following (dollars in thousands):

                                                           JUNE 30,
                                                           -------------------------
                                                             1998            1997
                                                           -------         ---------
         Land                                              $ 4,264         $   1,194
         Building                                            6,027             5,349
         Machinery and equipment                            17,022            11,730
         Furniture and fixtures                              2,826             1,236
         Vehicles                                            1,096             1,010
         Leasehold improvements                              1,617             1,402
                                                           -------         ---------

                                                            32,852            21,921
         Less accumulated depreciation and amortization     (9,282)           (5,497)
                                                           -------         ---------

                                                           $23,570         $  16,424
                                                           =======         =========


       During 1997, the Company sold certain equipment and leased it back under two leases of 54 and 60 months, respectively. The transaction resulted in a gain of $505,109. The leases are classified as operating, and the gain will be recognized pro rata over their terms. For each of the years ended June 30, 1998 and 1997, the Company recognized $120,228 of the gain, which was included in interest and other income in the accompanying consolidated statements of income. Under the leases, the Company is obligated to pay $270,972, $270,972 and $201,552 for the years ending June 30, 1999, 2000 and 2001, respectively.

8.     BANK NOTES PAYABLE:

       During fiscal 1998, the Company entered into a $10.0 million revolving line of credit agreement with Bank One, Arizona. Under the terms of the agreement, the Company may borrow up to an amount equal to 80% of its accounts receivable under ninety days past due and 35% of its raw material (purchased parts) and finished goods inventory. Interest is charged at the bank's prime rate. The weighted average interest rate for fiscal 1998 was 8.10%. There was no outstanding balance as of June 30, 1998. (See Note 10.)

       The Company had a $20.0 million revolving line of credit agreement with Bank One, Arizona which expired in December 1997. Interest was charged at the bank's prime rate. The weighted average interest rate for fiscal 1997 was 8.25%. Accounts receivable and inventory collateralized the loan. The outstanding balance as of June 30, 1997 was $9.9 million.


9.     LONG-TERM OBLIGATIONS:

       Long-term obligations consist of the following (dollars in thousands):


                                                                                   JUNE 30,
                                                                                   --------------------
                                                                                     1998       1997
                                                                                   -------      -------
          Note payable to Bank One, Arizona; payable in monthly
          installments of $5,208, plus interest at 8.92%; due
          January 2001; collateralized by deed of trust on land and
          building.
                                                                                   $   972      $ 1,031

          Capital leases                                                               825          385

          Note payable to Bank One, Arizona; payable in a lump
          sum on June 14, 1997, interest at 8.46% is due monthly;
          collateralized by inventory, receivables and equipment.                                 6,000

          Industrial development bonds; principal payable in annual
          installments based on stated maturities; interest payable
          at a variable rate, approximately 3.75% as of June 1997;
          Repaid in fiscal year 1998.                                                             3,700
                                                                                   -------      -------

                                                                                     1,797       11,116

          Current portion of long-term obligations                                    (598)      (2,164)
                                                                                   -------      -------

                                                                                   $ 1,199      $ 8,952
                                                                                   =======      =======


       A note payable to a stockholder with a balance of $3,554,000 (net of debt discount of $446,000) as of June 30, 1997 was repaid during fiscal 1998.

       The loan agreements relating to the notes payable and line of credit (Note 8) with Bank One, Arizona, NA impose various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum owner's equity and debt coverage ratios. At June 30, 1998, the Company would have been in violation of covenants restricting advances to related parties had the Company not obtained a debt covenant waiver.

       The aggregate principal payments due on long-term obligations are as follows (dollars in thousands):

          YEAR ENDING
          JUNE 30,
          -----------
           1999                            $  598
           2000                               211
           2001                               150
           2002                               112
           2003                                66
          Thereafter                          660
                                           ------

                                           $ 1,797
                                           =======


10.    INCOME TAXES:

       Income before income taxes consisted of the following (dollars in thousands):

                                                              YEAR ENDED JUNE 30,
                                                              ----------------------------------
                                                                1998          1997        1996
                                                              ---------     --------    --------
          Income (loss) before income taxes:
              United States                                   $  21,149     $ 13,621    $  8,919
              Foreign                                            (1,287)       9,762       9,813
                                                              ---------     --------    --------

                                                              $  19,862     $ 23,383    $ 18,732
                                                              =========     ========    ========

       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

                                                                  JUNE 30,
                                                                  --------------------
                                                                    1998         1997
                                                                  --------     -------
          Deferred tax assets:
             Inventory valuation and reserves                     $  2,948     $ 2,406
             Compensation accruals                                   7,268       2,927
             Allowance for doubtful accounts                                       247
             Other                                                     775
                                                                  --------     -------
                 Deferred tax assets, current                     $ 10,991     $ 5,580
                                                                  ========     =======

          Deferred tax assets (liabilities), noncurrent:
             Tax loss carry forwards                              $  1,004
             Property, plant and equipment                            (747)    $  (508)
             Other                                                  (1,118)        (94)
                                                                  --------     -------
                 Net deferred tax liabilities, noncurrent         $   (861)    $  (602)
                                                                  ========     =======


       The components of income tax expense (benefit) are as follows (dollars in thousands):

                                  YEAR ENDED JUNE 30,
                                  ------------------------------
                                   1998         1997       1996
                                  -------     -------    -------
         Current:
            Federal               $ 8,473     $ 6,904    $ 3,638
            State                   1,239       1,227        862
            Foreign                 1,314       2,638      3,083
                                  -------     -------    -------
                                   11,026      10,769      7,583

         Deferred:
            Federal                (3,810)     (2,601)    (1,128)
            State                    (653)       (446)      (212)
            Foreign                  (690)         99        (46)
                                  -------     -------    -------
                                   (5,153)     (2,948)    (1,386)
                                  -------     -------    -------

                                  $ 5,873     $ 7,821    $ 6,197
                                  =======     =======    =======

       Consolidated income tax expense differed from the amount computed by applying the U.S. federal income tax rate to income taxes before income as shown below:

                                                                               YEAR ENDED JUNE 30,
                                                                               --------------------------
                                                                               1998       1997      1996
                                                                               ----       ----      ----
         Tax expense at the federal statutory rate                             35.0 %     35.0 %    35.0 %

         State income taxes, net of federal income tax benefit                  4.1        3.4       3.0

         Foreign taxes attributable to foreign operations less than
         federal statutory                                                     (2.5)      (3.3)     (1.4)

         Research and experimentation credit                                   (4.5)      (2.1)

         Foreign Sales Corporation                                             (7.0)      (2.7)

         Tax exempt interest                                                   (1.4)

         Translation loss                                                       9.1

         Other                                                                 (3.2)        3.1      (3.1)
                                                                               ----        ----      ----

         Effective tax rate                                                    29.6 %      33.4 %    33.5 %
                                                                               ====        ====      ====


       As of June 30, 1998, 1997 and 1996, the Company had not provided federal income tax benefits on cumulative losses of individual international subsidiaries of $2,109,000, $2,109,000, and $881,000, respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions.


11.    PROFIT SHARING PLANS:

       The Company has a 401(k) profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended June 30, 1998 and 1997 was $36,000 and $21,000.

       Beginning with fiscal year 1999, the Company will pay a matching contribution each pay period of 50% of the employee's contributions, up to 6% of employee's compensation, to the Federal limit of $10,000 per calendar year.

12.    STOCKHOLDERS' EQUITY:

       STOCK SPLITS
       On November 25, 1996, the Company declared a 10,000-for-1 stock split, effected in the form of a stock dividend. On September 10, 1997, the Company declared a 5-for-4 stock split, effected in the form of a stock dividend. All references to the number of common shares outstanding, common shares reserved for issuance under the Plan, and per share information have been adjusted to reflect the stock splits on a retroactive basis.

       STOCK OPTIONS AND NON-CASH COMPENSATION
       In connection with an officer's employment agreement (the "Agreement"), as amended, the Company provided for stock options to be granted to an officer equal to 1.0% of the outstanding common shares of the Company as of June 30, 1992, 1993 and 1994 with exercise prices equal to the fair market values defined by a net income formula in the Agreement ("Defined Fair Market Value") at the respective dates. The options are exercisable as of July 1, 1995, 1996 and 1997, respectively, and remain exercisable for 10 years from these dates. The Agreement also provides for additional stock options immediately exercisable to purchase 1.0% of the outstanding common stock of the Company on January 1, 1994 and 1995 with an exercise price equal to the Defined Fair Market Value as of the respective dates; the options remain exercisable for 10 years. In accordance with variable plan accounting, compensation expense of $10,963,000, $4,784,000, and $2,061,000 was recognized for the years ended June 30, 1998, 1997 and 1996, respectively.

       Prior to the completion of the Company's IPO, the Agreement required the Company to purchase all or part of any shares then owned by the officer under certain circumstances. The purchase obligation terminated at the completion of the Company's IPO in November 1997. No compensation expense related to the options was recognized after that date. Since the Company was obligated to repurchase the officer's shares, the estimated value of the shares was recorded as redeemable common stock. Upon termination of the obligation, this amount was reclassified to additional paid-in capital.

       During fiscal 1997, the Company's board of directors approved the Hypercom Corporation Long-Term Incentive Plan (the "Plan") which allocates 5,000,000 shares of common stock for issuance at the Company's discretion. The Plan authorizes issuance of "incentive stock options" (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the Plan become exercisable over a period determined by the Board of Directors (generally over five years) and expire ten years after the date of grant.

     A summary of the Company's stock option activity and related information follows:



                                                                       Year Ended June 30,
                                  ----------------------------------------------------------------------------------------------
                                               1998                           1997                            1996
                                  ------------------------------  ------------------------------  ------------------------------
                                                   Weighted                        Weighted                         Weighted
                                  Shares Under  Average Exercise  Shares Under  Average Exercise  Shares Under  Average Exercise
                                     Option          Price           Option          Price           Option          Price
                                  ------------  ----------------  ------------  ----------------  ------------  ----------------
Beginning balance outstanding....  $2,943,750        $4.75         $1,030,000        $1.62         $1,030,000        $1.62
Granted..........................     860,750         9.65          1,913,750         6.43
Exercised........................     (38,625)        6.40
Forfeited........................     (20,000)        9.60
                                   ----------        -----         ----------        -----         ----------        -----
Ending balance outstanding.......   3,745,875         5.83          2,943,750         4.75          1,030,000         1.62
                                   ----------        -----         ----------        -----         ----------        -----
Exercisable at end of year.......  $1,917,125        $3.84         $1,436,250        $3.77         $  515,000        $1.68
                                   ==========        =====         ==========        =====         ==========        =====


       The following table summarizes additional information about the Company's stock options outstanding as of June 30, 1998:


                                  Options Outstanding         Options Exercisable
                            -------------------------------  ---------------------
                                       Weighted                           Weighted
                            Shares      Average    Weighted    Shares     Average
                            Under      Remaining   Average     Under      Exercise
Range of Exercise Prices    Option    Contractual  Exercise    Option      Price
------------------------   ---------  -----------  --------  ----------   --------
$ 0.66 - $ 2.66            1,030,000   4.5 years    $ 1.62   $1,030,000    $ 1.62
$ 5.00 - $ 8.00            1,885,125   7.2 years      6.42      887,125      6.41
$ 9.60 - $12.94              825,750   9.0 years      9.66
$18.00                         5,000   9.7 years     18.00


       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rates from 6.50% to 6.76%; an average expected time to exercise of five years; and no dividends.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended June 30, 1998 and 1997 follows (dollars in thousands except for net income per share information):

                                                       1998               1997
                                                     --------          ---------
         Pro forma net income                        $ 11,713          $  14,834
         Pro forma net income per share                   .37               0.54

       The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

       EMPLOYEE STOCK PURCHASE PLAN
       On September 8, 1997, the Company's Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees of the Company to purchase shares of the Common Stock through periodic payroll deductions. The initial offering period commences immediately following the Initial Public Offering and extends through June 30, 1998, with subsequent offering periods beginning every six months thereafter. At the end of each offering period, payroll deductions for the offering period will be used to purchase shares of Common Stock for each participant's account at a price equal to 90% of the fair market value of the Common Stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee's earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of Common Stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. During July 1998, the Company issued 45,541 shares to employees at a price of $9 a share.

       PREFERRED STOCK
       On September 8, 1997, the Company's board of directors authorized 10,000,000 shares of $0.001 par value preferred stock. As of June 30, 1998, no shares were outstanding.

       DIRECTORS' STOCK PLAN
       On September 8, 1997, the Company's Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation Directors' Stock Plan (the "Director Plan"). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Director of an option to purchase 6,250 shares of Common Stock immediately following the Offering. In addition, each individual who first becomes a Director after the date of the initial grant of options will be granted an option to purchase 6,250 shares of Common Stock, and will receive an annual grant of options to purchase 6,250 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 93,750, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price or a combination thereof.

       INITIAL PUBLIC OFFERING
       On November 19, 1997, the Company completed an initial public offering ("IPO") of its common stock, in which it sold 8,500,000 shares of common stock for $16 per share. Net proceeds received by the Company were approximately $125.7 million, of which approximately $23.1 million were used to repay indebtedness.


13.    COMMITMENTS AND CONTINGENCIES:

       LEASE COMMITMENTS
       The Company leases office and warehouse space, equipment and vehicles under noncancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties. The Company also leases various equipment and vehicles under capital leases. Future minimum payments under the operating and capital leases are as follows (dollars in thousands):

          YEAR ENDING                                       OPERATING         CAPITAL
          JUNE 30,                                          LEASES            LEASES
           1999                                             $1,317            $ 374
           2000                                              1,233              302
           2001                                                779              128
           2002                                                563               51
           2003                                                323               16
          Thereafter                                         1,939
                                                            ------            -----

          Total minimum lease payments                       6,154              871
                                                            ======
          Less imputed interest                                                 (46)
                                                                              -----

          Present value of net minimum lease payments                         $ 825
                                                                              =====


       Rent expense charged to operations was $3,573,000, $1,929,000 and $2,220,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

       LITIGATION
       In the ordinary course of business, various claims are filed against the Company. Historically, costs associated with the resolution of such claims have not been significant. The Company is not currently aware of any claims pending against it that would have a material impact on the Company's business, operating results or financial condition.

14.    RELATED PARTY TRANSACTIONS:

       DIGITECH RESEARCH, INC.
       The Company provided advances of $107,188 and $32,812 during the years ended June 30, 1997 and 1996, respectively, to Digitech Research, Inc. ("Digitech"), an entity controlled by a stockholder of the Company. No advances were made during 1998 and Digitech paid $8,261 to the Company. As of June 30, 1998 and 1997, amounts due from Digitech were $191,739 and $200,000, respectively. In addition, during fiscal 1997 the Company paid Digitech $580,000 for research and development services which were expensed as paid.

       REPURCHASE OF COMMON STOCK
       In June 1996, the Company purchased substantially all of the outstanding shares of a minority stockholder for $12 million, $6 million in cash and a $6 million non-interest bearing note payable. This repurchase was accounted for as a charge to retained earnings. The note payable was discounted at 8.25% and the discounted amounts of $1,706,767 and $1,847,575 were included in long-term obligations, current and long-term, respectively as of June 30, 1997. The debt discount is being amortized using the effective interest method. The note payable was due in three equal annual installments beginning on June 30, 1997. The balance of the note was paid in full in November, 1997, and an interest charge of $445,658 was recorded for the year ending June 30, 1998.

       HYPERCOM UNIT TRUST
       During fiscal 1998, 1997 and 1996, the Company paid $97,439, $108,619 and $252,800 in rent to Hypercom Unit Trust, a trust fund controlled by certain stockholders.

       EXPRESS CARD SYSTEMS, INC.
       A relative of an officer of the Company is a Vice President of Express Card Systems, Inc. ("ECS"), a sales company, which derives a significant portion of its revenues from products sold to the Company. During fiscal 1998, 1997 and 1996, ECS was paid $313,600, $340,400, $248,700, respectively, with respect to sales of product to the Company.

15.    SEGMENT INFORMATION:

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

The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the year ended June 30, 1998 and 1997 (dollars in thousands):


FISCAL YEAR ENDED JUNE 30, 1998    POS SYSTEMS    NETWORK SYSTEMS    TOTAL
---------------------------------------------------------------------------
Revenue from external customers    $230,839       $26,388          $257,227

Intersegment revenues                               1,680             1,680
                                   ----------------------------------------
               Total revenues      $230,839       $28,068          $258,907
                                   ========================================

Segment income (loss) from
  operations                       $ 55,118       $(4,828)         $ 50,290
                                   ========================================

Depreciation expense               $  2,157       $   453          $  2,610
                                   ========================================

Segment assets                     $311,011       $28,350          $339,361
                                   ========================================

FISCAL YEAR ENDED JUNE 30, 1997    POS SYSTEMS    NETWORK SYSTEMS    TOTAL
---------------------------------------------------------------------------
Revenue from external customers    $172,682       $24,060         $196,742

Intersegment revenues                              10,468           10,468
                                   ---------------------------------------
               Total revenues      $172,682       $34,528         $207,210
                                   =======================================

Segment income from operations     $ 32,005       $ 3,933         $ 35,938
                                   =======================================

Depreciation expense               $  2,199       $   435         $  2,634
                                   =======================================

Segment assets                     $186,863       $31,455         $218,318
                                   =======================================

                                                       YEAR ENDED JUNE 30,
                                                   --------------------------
                                                       1998           1997
                                                   ------------   -----------
Reconciliation:
  Net revenues
    Net revenues for reportable segments             $ 258,907      $207,210
    Elimination of intersegment                         (1,680)      (10,468)
                                                     ---------      --------
          Total consolidated revenues                $ 257,227      $196,742
                                                     =========      ========
  Income from operations
    Income from operations for reportable segments   $  50,290      $ 35,938
    Elimination of intersegment profits                 (3,021)       (5,341)
      Unallocated amounts
        Corporate expenses                             (27,481)       (7,767)
                                                     ---------      --------
          Consolidated income from operations        $  19,788      $ 22,830
                                                     =========      ========
  Depreciation
    Depreciation expense from reportable segments    $   2,610      $  2,634
    Unallocated amounts:
      Corporate depreciation                             1,471           254
                                                     ---------      --------
          Consolidated depreciation expense          $   4,081      $  2,888
                                                     =========      ========
  Assets
    Segment assets                                   $ 339,361      $218,318
    Unallocated amounts
      Corporate assets                                 140,697        17,851
    Eliminations
      Intercompany receivables                        (131,840)      (45,435)
      Investments in related parties                   (34,707)      (28,045)
      Advances to related parties                      (43,742)      (16,519)
      Profit in ending inventory                       (10,192)       (7,429)
                                                     ---------      --------
          Consolidated assets                        $ 259,577      $138,741
                                                     =========      ========

       Prior to fiscal 1997, the Company's financial reporting system did not provide separate information on Network Systems, and the Company has determined that it would be impracticable to develop that information. Accordingly, no segment information is provided for 1996.

16.    GEOGRAPHIC SEGMENT DATA:

       Net revenues to external customers are based on the location of the customer. Geographic information as of June 30, 1998, 1997 and for each of the three years ended June 30, 1998, 1997 and 1996 is presented in the table below (dollars in thousands):

                                         UNITED         LATIN          ASIA/
                                         STATES        AMERICA        PACIFIC        EUROPE           TOTAL
       Year ending June 30, 1998
          Revenues                      $110,410       $74,632        $57,909        $14,276        $257,227
          Long-lived assets             $ 16,096       $ 4,774        $ 3,188        $   595        $ 24,653

       Year ending June 30, 1997
          Revenues                      $ 86,904       $47,482        $58,233        $ 4,123        $196,742
          Long-lived assets             $ 11,769       $ 2,748        $ 1,754        $   153        $ 16,424

       Year ending June 30, 1996
          Revenues                      $ 68,596       $43,582        $50,119        $ 1,259        $163,556


17.    SUBSEQUENT EVENTS:

       During August 1998, the Company repurchased 587,700 shares of the Company's stock for an aggregate cost of $5,376,794. The Company's repurchases of shares will be recorded as treasury stock and result in a reduction of stockholders' equity.

18.    INTERIM FINANCIAL RESULTS (UNAUDITED):

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 1998 and 1997. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts.)

                                                         Fiscal 1998
                                ------------------------------------------------------
                                September 30,    December 31,    March 31,    June 30,    Fiscal Year
                                -------------    ------------    ---------    --------    -----------
Net revenue                        $78,937         $71,209       $54,339       $52,742     $257,227

Gross margin                        38,106          36,919        25,894        25,833      126,752

Income (loss) from operations       14,698           3,865         3,160        (1,935)      19,788

Net income (loss)                    9,110           1,841         4,034          (996)      13,989

Basic earnings (loss) per share       0.36            0.06          0.12         (0.03)        0.46

Diluted earnings (loss) per share     0.35            0.06          0.11         (0.03)        0.44


                                                         Fiscal 1997
                                ------------------------------------------------------
                                September 30,    December 31,    March 31,    June 30,    Fiscal Year
                                -------------    ------------    ---------    --------    -----------
Net revenue                        $47,690         $57,742       $45,912       $45,398     $196,742

Gross margin                        21,874          29,225        20,174        21,797       93,070

Income from operations               6,309          10,309         3,600         2,612       22,830

Net Income                           4,499           7,030         2,166         1,867       15,562

Basic earnings per share              0.18            0.28          0.09          0.07         0.62

Diluted earnings per share            0.18            0.27          0.08          0.07         0.60

Item 14 (a) 2  Financial Statement Schedule


Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of Hypercom Corporation

Our audits of the consolidated financial statements referred to in our report dated July 24, 1998 which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Phoenix, Arizona
July 24, 1998

Financial Statement Schedule
   (Dollars in thousands)

                                                         Additions
                                                  ------------------------
                                   Balance at     Charged to    Charged to
                                   Beginning of   Costs and     Other                        Balance at end
                                   Period         Expenses      Accounts      Deductions     of Period
                                   ------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1996:
Allowance for doubtful accounts      267            494                                        761
Inventory reserves                     -          2,133                                      2,133

YEAR ENDED JUNE 30, 1997:
Allowance for doubtful accounts      761          1,427                         (1,409)        779
Inventory reserves                 2,133            994                           (525)      2,602

YEAR ENDED JUNE 30, 1998:
Allowance for doubtful accounts      779          2,972                            (22)      3,729
Inventory reserves                 2,602          2,510                           (469)      4,643

List of Exhibits

Exhibit No.  Exhibit Description

3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement Under The Securities Act Of 1933.

3.2    Amended and Restated Bylaws of the Company. Incorporated by reference to
       Exhibit 3.2 of the Company's Form S-1 Registration Statement Under The Securities Act Of 1933.

4 Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement Under The Securities Act Of 1933.

21     Subsidiaries of the Company

23     Consent of Independent Public Accountants

27     Financial Data Schedule