Form 10-Q
period 1998-09-30
HYPERCOM CORP
filed 1998-11-12
CIK 1045769

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to __________


                         Commission File No. 1-13521


                             HYPERCOM CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                          86-0828608
      (State or Other Jurisdiction     (IRS Employer Identification No.)
      of Incorporation or Organization)


2851 WEST KATHLEEN ROAD, PHOENIX, ARIZONA      85053
(Address of Principal Executive Offices)     (Zip Code)

                              (602) 504-5000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of November 10, 1998 was 32,960,925.



Table of Contents

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

(a)     Consolidated balance sheets...................................3 as of September 30, 1998 and June 30, 1998

(b)     Consolidated statements of income.............................5 for the three months ended September 30, 1998
         and 1997

(c)      Consolidated statements of cash flow.........................6 for the three months ended September 30, 1998 and 1997

(d)     Notes to consolidated financial statements....................7

Item 2     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................9

Item 3     Quantitative and Qualitative Discussions About Market
            Risk.....................................................21

PART II     OTHER INFORMATION

Item 1.          Legal Proceedings...................................22

Item 2.          Changes in Securities and use of Proceeds.......... 22

Item 5.          Other Events....................................... 22

Item 6.          Exhibits and Reports on Form 8K.....................23

          27.1   Financial Data Schedule ......................... ..24

          99.1   Press Release.......................................25



PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
                              HYPERCOM CORPORATION
                             Consolidated Balance Sheets
                           (Unaudited and in thousands)

                                           September 30, 1998     June 30, 1998
ASSETS
   Current Assets
     Cash and cash equivalents                  $  35,681          $  55,659
     Marketable Securities, at market              43,204             42,641
        Accounts receivable
     (net of allowance for doubtful
       accounts of $4,720 and $3,729)              56,970             43,989
     Inventories                                   59,406             60,539
     Deferred income taxes                         11,948             10,991
     Prepaid taxes                                  3,573              2,893
     Prepaid expenses and                           9,776              7,173
     other current assets                        --------          ---------
       Total current assets                     $ 220,558          $ 223,885

     Property, plant and equipment, net         $  24,508          $  23,570
     Advances to related parties                      218                258
     Long-term investments                         14,407              9,931
     Other assets                                   1,703              1,933
                                                ---------          ---------
          Total assets                          $ 261,394          $ 259,577
                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                 15,331             17,134
     Accrued liabilities                           15,667             16,537
     Deferred revenue                               1,227                608
     Income taxes payable                           4,738              2,209
     Current portion of
      long term obligations                           607                598
                                                ---------          ---------
        Total current liabilities               $  37,570          $  37,086

     Deferred income taxes                      $   1,776          $     861
     Long term obligations                          1,239              1,199
                                                ---------          ---------
     Total liabilities                          $  40,585          $  39,146

  Stockholders' equity
     Common stock                               $      12          $      13
     Additional paid-in capital                   145,601            145,601
     Treasury Stock                                (5,376)                 -
     Receivables from stockholders                 (1,498)            (1,498)
     Retained earnings                             82,070             76,315
                                                ---------          ---------
       Total stockholders' equity               $ 220,809          $ 220,431
                                                ---------          ---------
Total liabilities and
stockholders' equity                            $ 261,394          $ 259,577
                                                =========          =========

The accompanying notes are an integral part of these financial statements

                          HYPERCOM CORPORATION
                     Consolidated Statements of Income
            (Unaudited and in thousands, except per share amounts)

                                       Three Months Ended     Three Months Ended
                                        September 30, 1998     September 30, 1997
Net revenue                              $ 65,983          $ 78,937
Costs and expenses:
  Cost of revenue                          32,628            40,831
  Research and development                  7,632             4,519
  Selling, general and administrative      18,399            17,119
  Noncash compensation                          -             1,770
                                         --------          --------
Total costs and expenses                 $ 58,659          $ 64,239
                                         --------          --------
Income from operations                   $  7,324          $ 14,698

Interest and other income                   1,445               228
Interest expense                             (181)             (560)
Interest and other expense, related party       -               122
Equity in related party                         -              (134)
Foreign currency gain (loss)                 (248)             (339)
                                          --------          --------
Income before income taxes               $  8,340          $ 14,015

Income taxes                               (2,585)           (4,905)
                                          --------          --------
Net income                               $  5,755          $  9,110
                                        =========          =========
Earnings per share:
     Basic Shares Outstanding               33,229          25,000

     Basic Earnings per Share               $ 0.17          $ 0.36

     Diluted Shares Outstanding             34,412          26,194

     Diluted Earnings per Share             $ 0.17          $ 0.35

The accompanying notes are an integral part of these financial statements


                           HYPERCOM CORPORATION
                     Consolidated Statements of Cash Flow
                             (Unaudited and in thousands)

                                           Three Months Ended      Three Months Ended
                                           September 30, 1998      September 30, 1997

Cash flow from operating activities:
   Cash received from customers                       $  52,574           $ 59,836
    Interest received                                     1,453                 99
    Other income received                                     -                115
    Cash paid to suppliers & consultants                (59,207)           (59,796)
    Interest paid                                          (181)              (573)
    Income taxes paid                                    (2,206)               (87)
                                                      ---------            --------
      Net cash used in operating activities              (7,567)              (406)

Cash flow from investing activities:
   Advances to related parties                                -               (253)
   Repayments from related parties                           40                  -
   Acquisition of other assets                                -                 13
   Proceeds from disposal of property,                      484                118
   plant & equipment
   Purchase of property, plant & equipment               (2,568)            (2,522)
   Purchase of long-term investments                     (4,476)                 -
   Purchase of marketable securities                       (563)                 -
                                                      ---------            ---------
     Net cash used in investing activities               (7,083)            (2,644)

Cash flow from financing activities:
   Proceeds of bank notes payable                        22,478             34,906
   and other debt instruments
   Repayment of bank notes payable                     (22,433)            (34,927)
   and other debt instruments
   Proceeds from sale of common stock                      159                   -
   Stock offering costs                                      -                (480)
   Repurchase of common stock                           (5,376)                  -
     Net cash used in financing                        --------            --------
     activities                                         (5,172)               (501)


Effect of exchange rate changes                           (156)               (288)
Net decrease in cash                                   (19,978)             (3,839)
Cash & equivalents, beginning of period                 55,659              16,318
                                                      -------             --------
Cash & equivalents, end of period                     $ 35,681            $ 12,479
                                                     =========           =========

The accompanying notes are an integral part of these financial statements





                Notes to Consolidated Financial Statements
          (Unaudited and in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited, consolidated financial statements do not include all the information that usually accompanies complete financial statements. These reflect all normal recurring adjustments necessary for a fair presentation of the financial condition and results of operations for the interim periods covered. These results do not necessarily indicate the results expected for the year ending June 30, 1999.

This financial information is intended to be read in conjunction with the Company's audited financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - INVENTORIES
Inventories, stated at the lower of cost on a first-in, first-out basis or market value, consisted of the following amounts:

                         September 30, 1998     June 30, 1998

Purchased parts                  $19,144               $18,710

Work in process                   12,440                11,388

Finished goods                    27,822                30,441
                                 -------               -------

                                 $59,406               $60,539

NOTE 3 - EARNINGS PER SHARE (EPS) DISCLOSURES:
Hypercom has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), and the Securities and Exchange Commission Staff Accounting Bulletin 98 (SAB 98) effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. SAB 98 requires certain stock issued in conjunction with an initial public offering for nominal consideration to be included in basic EPS calculations as if it were outstanding for all periods presented. Additionally, certain stock and potential common stock issued for nominal considerations are required to be included in diluted EPS calculations as if they were outstanding for all periods. SAB 98 does not affect the Company's EPS calculations. All prior period earnings per share amounts have been restated to comply with the SFAS 128.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided below.

          (Unaudited and in thousands, except per share amounts)

                              Three Months Ended     Three Months Ended
                              September 30, 1998     September 30, 1997
Numerator - Basic and Diluted EPS:
     Net income                      $  5,755              $ 9,110

     Common stock outstanding          33,229               25,000

Basic earnings per share                 0.17                 0.36
                                       ======               ======
Denominator - Diluted EPS:

     Denominator - Basic EPS          33,229                25,000
Effect of Dilutive Securities
     Common stock options              1,183                 1,194
                                      ------                ------

Diluted shares outstanding            34,412                26,194
                                      ------                ------

Diluted earnings per share              0.17                  0.35
                                      ======                ======

NOTE 4 - SEGMENT INFORMATION
Hypercom has two reportable segments: Point-of-Sale (POS)
Systems and Network Systems. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments.

Network Systems develops, manufactures, markets, and supports enterprise-networking systems. These systems interconnect and consolidate the following through wide-area networks into a single networked system:
* Geographically dispersed legacy data,
* Local-area networks and
* Voice, fax, and video traffic.

Hypercom's reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three-month periods that ended September 30, 1998, and September 30,
1997:

                                                      Three months ended 9/30/98
                                                      POS           Network
                                                      Systems       Systems     Total
Revenue from external customers                     $ 56,921       $ 9,062     $ 65,983
Intersegment revenues                                  1,149         1,203        2,352
                                                    --------       -------     --------
     Total revenues                                   58,070        10,2         68,335
                                                    ========       =======     ========
Segment income from operations                      $ 12,876       $   120     $ 12,996
                                                    ========       =======     ========
Segment assets                                      $305,962       $28,202     $334,164
                                                    ========       =======     ========

                                                      Three months ended 9/30/97
                                                      POS            Network
                                                      Systems        Systems    Total
Revenue from external customers                       $ 70,130       $ 8,807   $ 78,937
Intersegment revenues                                        -         5,643      5,643
                                                      --------       -------   --------
     Total revenues                                     70,130         14,450    84,580
                                                      ========       =======   ========
Segment income from operations                        $ 15,689       $ 1,628   $ 17,318
                                                      ========       =======   ========
Segment assets                                        $262,707       $42,113   $304,820
                                                      ========       =======   ========

Reconciliation

                                                     Three months      Three months
                                                     ended 9/30/98     ended 9/30/97
Net Revenues
Net revenue for reportable segments                   $ 68,335           $ 84,580

Elimination of intersegment revenue                     (2,352)            (5,643)
                                                       --------            -------
Total consolidated revenue                            $ 65,983           $ 79,937
                                                       ========          ========

Income from Operations

Income from operations for reportable segments        $ 12,996           $ 17,318

     Elimination of intersegment profit                   (285)            (1,410)
Unallocated amounts
     Corporate expenses
     (Including translation gains/losses)               (5,387)            (1,210)
                                                       --------          --------
          Consolidated income from operations          $ 7,324           $ 14,698
                                                       ========          ========

NOTE 5 - SUBSEQUENT EVENTS

On November 3, 1998 Hypercom purchased substantially all the assets of The Horizon Group, Inc. (Horizon). Horizon is a national distributor of equipment for Hypercom and other POS equipment manufacturers. In addition to sales of new equipment, the company provides a variety of services, including refurbishing equipment, help desk, PIN pad key loading, terminal deployment and other custom programs. The acquisition will allow Hypercom to meet the needs of a segment of its customer base that requires direct-from-manufacturer terminal services.

The acquisition will be accounted for under the purchase method of accounting. The results of Horizon's operations will be included in Hypercom's consolidated statements of Income and Cash Flows beginning with the date of acquisition.

Horizon was acquired for $5 million in cash and $.5 million in Hypercom common stock. The agreement provides for additional payments up to $7 million, based on Horizon's earnings over the three-year period subsequent to the acquisition date. The additional payments are to be in the form of Hypercom common stock. The intangible assets arising from this transaction will be amortized over periods ranging from five to twenty years.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This analysis of financial condition should be read in conjunction with the unaudited, condensed financial statements above and the related disclosures included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


Results of Operations

Net Revenue

Net revenues for the three-months that ended September 30, 1998, decreased by 16.4% (from $78.9 million to $65.9 million) compared to the period that ended September 30, 1997. The decline was mainly due to unusually high revenue last year caused by a one-time event that delayed $6.0 million in POS shipments from the fourth quarter of fiscal year 1998 to the first quarter of fiscal 1998. The Asian economic crisis also caused a 44%, $7.2 million, decline in POS revenues for that region.


Cost of Revenue

Hypercom's cost of revenue includes the cost of raw materials, manufacturing labor, overhead, and subcontracted manufacturing costs. The cost of revenue decreased by $8.2 million from $40.8 million to $32.6 million for the three months that ended September 30, 1998 compared to the same quarter in the prior year. Cost of revenue as a percentage of revenue decreased slightly from 51.7% for the three months ended September 30, 1997, to 49.4% for the three months ended September 30, 1998. Improved manufacturing productivity caused lower labor and overhead costs per unit and the decline in the cost of revenue.


Research and Development Expense

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expense increased by $3.1 million, to $7.6 million in the first quarter of fiscal 1999 compared to $4.5 million in the same quarter of fiscal 1998. This increase was a result of higher development costs for new POS payment system products including the Ascendant Server Environment.

To date, all Hypercom software development costs have been expensed as incurred and included in research and development. The product development process establishes technological feasibility when a working model is complete. Costs incurred between that time and the point at which the product is ready for the initial shipment have not been significant.


Selling, General, and Administrative Expense

Sales and marketing expenses, administrative personnel costs, and facilities operation make up the selling, general, and administrative expenses. These expenses totaled $18.4 million for the first quarter of fiscal year 1998, up by $1.3 million from a year ago but substantially lower than the fourth quarter of fiscal 1998. The $1.3 million increase included a $1.2 million increase in POS sales and marketing expense, a $1.1 million increase in administrative expense and a $1.0 million decrease in Network Systems expenses. As a percentage of revenues, these expenses increased from 21.7% of revenues in the first quarter of fiscal 1998 to 27.9% for the first quarter in fiscal 1999; primarily due to lower revenues in the 1999 quarter.


Income from Operations

Income from operations decreased by $7.4 million from $14.7 million in the three months that ended September 30, 1997, to $7.3 million for the three months that ended September 30, 1998. As a percentage of revenue, income from operations was 18.6% in the three months that ended September 30, 1997 compared to 11.1% for the three months that ended September 30, 1998. The majority of this decrease was due to the lower revenue level this year with the remainder of the decrease due to higher operating expense levels.


Net Interest and Other Income

Interest income consisted primarily of returns on short-term investments and cash balances. During the quarter ending September 30, 1998, income of $1.4 million was generated compared to $.2 million in the period ending September 30, 1997. Interest expense decreased by nearly $.4 million to only $.2 million compared to $.6 million the previous year.
This change was primarily due to decreased short-term borrowing and higher cash balances generated by the Company's initial public offering of common stock in November 1997.


Income Taxes

The provisions for Federal, State and foreign taxes were $2.6 million and $4.9 million in the three months ended September 30, 1998 and 1997, respectively. The effective tax rates were 31.0% and 35.0% for these periods. The Company's tax rate is typically lower than the US federal statutory rate due to the following:
* Research and experimentation tax credits in Australia and the US,
* Sales in foreign jurisdictions with lower tax rates and
* The use of foreign sales corporations offering lower taxes on certain international sales.


Liquidity and Capital Resources

Hypercom requires working capital to support inventory, maintain accounts receivable balances and fund capital expenditures needed to support its' operations and net growth.

As of September 30, 1998, the Company's working capital was $183.0 million, which included cash, cash equivalents, and short-term investments of $78.9 million. The Company funds working capital requirements with cash from operations and short-term borrowing when necessary. Net cash used in operating activities was $0.4 million for the three months that ended September 30, 1997, and $7.6 million for the same period in 1998.

Hypercom's capital commitments primarily consist of the purchase or lease of facilities and equipment. The Company used $2.6 million in the three months that ended September 30, 1998 to purchase fixed assets.

The main items acquired were manufacturing equipment, facilities, computer hardware and software to support growth.

Hypercom maintains a $10.0 million revolving line of credit secured by accounts receivable and inventories. This line expires in December 1999. Under the terms of the agreement, the Company can borrow amounts up to the following:
* 80.0% of domestic accounts receivable less than 90 days past due and
* 35.0% of its raw material and finished goods inventories.
There was no outstanding balance as of September 30, 1998.

The Company believes that its current net capital position combined with the cash generated by operations and available borrowings are sufficient to fund operations for the foreseeable future.


Year 2000 Issues

The Company's internal Information Systems department has been conducting an analysis of the systems used within the Company, from desktop software to the software used within the PBX system. There have been a few software applications identified that are not capable of making the transition from the year 1999 to year 2000. In some cases, upgrading the software has already been initiated. In those cases where there is no feasibility of upgrading the software, alternative systems have been analyzed, with a transition program already under review. The Company does not believe that cost of making the transition to different applications, nor the cost of upgrading the existing applications, will be significant and material. Because of the additional functionality that can be obtained by making such transition, it is believed that cost saving incurred by the increased productivity and ability to generate internal reports will exceed the actual costs expended.

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

Nevertheless, the Company makes no warranty regarding Year 2000 compliance and believes it is the customer's ultimate responsibility to verify whether or not there is a Year 2000 compliance issue, and the Company expressly disclaims any warranty or representation made in the foregoing regarding the Company's products, and provides this information in compliance with published guidance of the Securities and Exchange Commission.


Backlog

As of September 30, 1998, the Company had increased backlog by $14.6 million or 19% since the previous quarter end. September 30, 1998 backlog was $92.2 million compared to $77.6 million at June 30, 1998. Backlog includes all revenue specified in signed contracts and purchase orders expected to be realized within one year. The Company cannot be sure that the contracts included in backlog will actually generate the specified revenues within the subsequent calendar year.


Seasonality

Historically, the Company's net revenue and results of operations are stronger in the first half of the fiscal year due to the following factors:
* Increased purchases of POS payment systems for the holiday season,
* Incentive programs VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems and
* Allocation of customers' capital budgets occurring by the end of March with volume shipments beginning in July.
The seasonal impact is expected to be less in the next two quarters due to expected high demand for new POS terminal products being released by the Company.


Special Note Concerning Forward-Looking Statements

The Quarterly Report on Form 10-Q contains forward-looking statements.

Hypercom may include additional written or oral forward-looking statements in filings with the Securities and Exchange Commission, press releases, and elsewhere. The words "believe", "expect", "anticipate", "intend", "forecast", "project", and similar expressions identify these statements. They may relate to any of the following:
* Acceptance of new products,
* Projections of revenues,
* Income or loss,
* Capital expenditures,
* Plans for future operations,
* Growth and acquisitions,
* Financing needs or plans,
* Availability of financing,
* Plans relating to Company services and
* Anticipated outcome of litigation.

Forward-looking statements are within the meaning of the term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements reflect the Company's current views regarding future events and financial performance. Such statements apply only as of the date they are made. They are subject to risks and uncertainties, some of which cannot be predicted or measured. Future events and actual results may differ greatly from those predicted in forward-looking statements.

Statements in this Quarterly Report describe factors that could cause such differences. In addition, new factors emerge that are impossible for management to predict. The impact of each factor or combination of factors on the business causes actual results to differ greatly from those predicted in forward-looking statements. The Company accepts no obligation to publicly update or review any forward-looking statements as a result of new information or future events.


Factors That May Affect Future Operating Results and Financial
Condition.

The Company's future operating results and financial condition is dependent on a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. The following potential risks and uncertainties, together with those mentioned elsewhere herein, could affect the Company's future operating results, financial condition, and the market price of its Common Stock.


Difficulty in Forecasting Net Revenue

Hypercom's net revenue in any period is difficult to forecast.
Some of the factors affecting net revenue include the timing of product purchases and the length of the sales cycle for the Company's products.

Hypercom POS Systems and its customers enter into purchase agreements that generally have a one-year term and minimum purchase commitments. However, customers are not required to make purchases at any particular times during the term of the agreement or to purchase products exclusively from Hypercom. Because the timing of product purchases in any given period is at the customers' exclusive discretion and control, net revenue for POS products is difficult to forecast.

It is also difficult to forecast net revenue in certain international markets where large orders for complete systems occur more frequently than in the U.S. Due to the significant cost of buying complete systems, their sales cycle is long and difficult to predict.

Hypercom Network Systems operates with little backlog and, as a result, net revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The highly technical nature of these sales generally results in a sales cycle that ranges from 12 to 18 months.

Hypercom's operating results are subject to other uncertainties, including the following:
* Industry and economic conditions;
* Competitive pressures;
* Type, timing, and size of orders and shipments for major customers;
* Variations in product mix and cost;
* Overhead costs;
* Obsolescence of inventory;
* Manufacturing or production difficulties and
* Nonrecurring charges.

Significant Fluctuations in Quarterly Results

Hypercom's operating results vary from quarter to quarter. If sales and shipments in any quarter do not meet expectations, the results may be adversely affected. Any unexpected decline in the growth of the net revenue without a quick reduction in the growth of operating expenses could have a serious negative effect on operating results and financial condition. Hypercom cannot be sure that it will meet profitability objectives for a quarter if sales fall or the gross margin is reduced.

Seasonality

Hypercom continues to experience some degree of seasonality. For this reason, net revenue and results of operations are stronger in the first half of the fiscal year reflecting:
* Increased POS purchases to satisfy increased retail demand during the holiday season,
* Incentive programs VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems and
* Allocation of customers' capital budgets by the end of March with volume shipments beginning in July.


Risks Associated with International Operations and Foreign
Currency Fluctuations

Hypercom's net revenue from international sales for fiscal years 1996, 1997 and 1998 was approximately 58%, 56% and 57%, respectively, of the Company's net revenue. Hypercom expects that international sales will continue to account for a significant percentage of its net revenue in the foreseeable future. Accordingly, the Company is subject to risks associated with international operations. Examples of these risks include:
* Management of a multinational organization,
* Fluctuations in currency exchange rates,
* Compliance with local laws,
* Regulatory and product certification requirements,
* Changes in international laws and requirements,
* Tariffs and other trade barriers,
* Import and export controls,
* Restrictions on the repatriation of funds,
* Inflationary conditions,
* Staffing, employment, and severance issues,
* Political instability and economic downturns, which include the impact of revenue generated from the Company's shipments into Asia,
* War or other hostilities,
* Expropriation or nationalization of assets,
* Overlap of tax structures,
* Renegotiations or nullification of contracts and
* Longer payment cycles.

In some countries these risks and other factors that relate to doing business abroad may have negative effects on the Company. Hypercom takes steps such as hedging to partially offset changes in currency exchange rates. However, there is no assurance that such strategies enable the Company to avoid losses due to changes in the exchange rate. In addition, the inability to effectively manage these and other risks could have a serious negative effect on Hypercom's business or financial condition.

The Company generally does not engage in hedging transactions that could partially offset the effects of fluctuations in currency exchange rates. However, as the Company continues to expand its international operations, exposure to gains and losses on foreign currency transactions may increase. The Company may choose to limit such exposure by entering into forward foreign exchange contracts or engaging in similar hedging strategies. There can be no assurance that any currency exchange strategy would be successful in avoiding exchange related losses or that the failure to manage currency risks will not have a material adverse effect on the Company's business, operating results or financial condition.


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


Industry and Technological Changes; Dependence on Development and
Market Acceptance of New Products

Hypercom believes that in the next few years the following factors will create major changes in the POS industry:
* Lower-cost products,
* Greater functionality at the point of sale,
* Faster and more accurate transaction processing,
* Improvements in security features and
* Emerging technologies and payment programs.

In addition, the enterprise networking industry is characterized by rapid changes in technology and numerous new product introductions. Hypercom's success, particularly in the enterprise networking industry, will depend to a large degree upon its continued ability to offer new products and enhancements to its existing products to meet changing market and industry requirements. New products and technologies may have an effect on the sales of existing products and technologies. There can be no assurance that the introduction of new products and technologies will not have a material adverse affect on the Company's business and financial condition.

Developing new products and technologies is a complex, uncertain process requiring innovation and accurate anticipation of technological and market trends. The Company cannot provide complete assurance of its ability to successfully:
* Identify, develop, or manufacture new products and technologies,
* Market or support these new products and technologies,
* Control delays in introducing new products,
* Gain market acceptance for the new products and technologies,
* Respond to technological changes and new industry standards and
* Respond to competitors' announcements of new products.

The inability to respond effectively to any of these challenges may have a negative impact on Hypercom's business and financial success. Hypercom may suffer other business and financial losses if it is successful in marketing new products and responding to competitive and industry changes. When changes to the product line are announced, the Company will be challenged to:
* Manage possible shortened life cycles for existing products,
* Continue to sell existing products and
* Prevent customers from returning existing products.


Dependence on Current Management and Key Personnel

George Wallner, Albert A. Irato, Paul Wallner, and Jairo Gonzalez are instrumental in Hypercom's development, growth, and operations. The Company has employment agreements with Mr. Irato and Mr. Gonzalez. However it does not have employment agreements with George Wallner, Paul Wallner, or any other member of senior management. Although the Company has no plans to enter into employment agreements with other executive officers or key employees, the Company may review the value of such employment agreements in the future.

Hypercom is the beneficiary of key-man life insurance of $1.0 million on both George Wallner and Paul Wallner. The loss of any of the key executives of Hypercom could have a negative effect on Hypercom's business and financial condition.

Hypercom's continued growth and operations also depend on the continued service of other key employees and the hiring of qualified new employees. Competition for highly skilled business, technical, marketing, and other staff is intense. Competition is particularly fierce given the current strong economy for high-technology companies. In addition, competing for skilled employees may result in increased compensation costs. If Hypercom is not successful in retaining and hiring qualified staff, negative effects on its business and financial condition may result.


Excess or Obsolete Inventory

Managing Hypercom's inventory of components and finished products is a complex task. The Company must avoid maintaining excess inventory as a result of:
* The need to inventory of components that are in limited supply,
* Buying components in bulk for the best pricing,
* Responding to the unpredictable demand for products,
* Responding to customer requests for quick delivery schedules and
* Storing products made obsolete by new product offerings.

If the Company accumulates excess or obsolete inventory, price reductions and inventory write-downs may result. Such a situation could adversely affect the Company's business and financial condition.


Competition

Hypercom is active in very competitive markets. Among the main competitive factors are the following:
* Product quality
* Reliability
* Performance
* Functionality
* Pricing
* Certification
* Upgradeability

Hypercom's main competition in the electronic payment industry is VeriFone, Inc. Hewlett-Packard Company acquired VeriFone, Inc. in 1997. In enterprise networking, competitors include Cisco Systems, Inc., 3Com Corporation, and Motorola Information Systems Group. Some competitors have significantly greater financial and technical resources, better name recognition, and a larger customer base than Hypercom.

Hypercom faces additional competitive challenges in foreign countries. These factors include the following:
* Preferences for national vendors,
* Difficulties in obtaining necessary certifications and
* Difficulties in meeting the requirements of government policies

These competitive challenges may result in price discounts or other concessions and in sales lost to competitors. As a result, Hypercom's business and financial condition could suffer. In addition, the Company cannot be certain of its ability to compete successfully in the future.


Dependence on Certain Suppliers and Third-Party Distributors

Hypercom contracts with an independent manufacturer to build networking products. It is also dependent on sole-source suppliers for microprocessors, some integrated circuits, and other electronic components. Other components are available from only a limited number of sources. Hypercom has generally been able to obtain adequate supplies of these products. However, in the future if the Company could not secure enough products or develop alternate sources, product introductions or shipments could be delayed. Significant delays could have a serious negative effect on Hypercom's business and financial condition.

The Company markets and distributes its products to end-users through third-party distributors. Third-party distributors are a prime channel for distribution in some international markets. In the U.S. they are becoming more important, especially for the enterprise networking products. Therefore, the ability to market and distribute products depends significantly on Hypercom's relationship with third-party distributors.

The performance and financial condition of distributors could have a negative impact on the Company's business and financial condition if:
* Hypercom's relationships with them were to deteriorate,
* They could not perform as expected or pay the Company or
* Local laws prevented Hypercom from using distributors that perform poorly.


Reliance on Certain Hypercom POS Systems Customers

Many Hypercom POS Systems sales result from large purchases by a few large organizations. Although no one customer accounted for more than 10% of the Company's net revenue in fiscal 1998, the two largest customers accounted for 17.9% of the net that year. The five largest accounted for 28.9% of net revenue.

The Company typically enters into one-year purchase agreements with its larger customers. These agreements generally provide for minimum purchase commitments and do not require the customers to buy POS products from Hypercom exclusively.

Serious negative impacts could result if any of the larger POS customers delayed or stopped buying from Hypercom. The Company expects to continue to rely on a limited number of customers in any given period for a significant part of its net revenue.

Further, customer demand can be adversely affected by many factors including the following:
* Budgetary constraints,
* Changes in the customer's competitive environment,
* Customer involvement in mergers or other strategic alignments,
* Price increases by Hypercom or its competitors,
* Personnel changes,
* The number, timing, and significance of new and enhanced products,
* The ability of Hypercom to market new and enhanced products and
* General economic factors.

Hypercom cannot be assured that its important customers will continue to buy its products at historical or any particular level.


Impact of Industry Regulation and Standards

Before sales are completed in the United States, Hypercom's products must:
* Meet industry standards as imposed by VISA, MasterCard, and others,
* Be certified to connect to some public telecommunications networks,
* Comply with Federal Communications Commission (FCC) regulations and
* Comply with Underwriters Laboratories regulations.

Similarly, before completing sales in foreign countries, Hypercom's products must comply with:
* Local telecommunications standards,
* Recommendations of quasi-regulatory authorities and
* Recommendations of standards-setting committees.

In addition, public carriers require that equipment connected to their networks comply with their own standards. These standards in part reflect their currently installed equipment. Some public carriers have equipment that does not fully meet current industry standards. Hypercom must address this issue in designing enterprise-networking products.

Although Hypercom believes its products currently meet all applicable industry standards, it has no assurance that its products will comply with future standards. Negative impacts to Hypercom's business and financial condition could result in the future if the Company cannot:
* Obtain needed regulatory approvals or certifications,
* Retain domestic or foreign approvals or certifications and
* Meet new industry standards.

In addition, carriers set the tariffs that govern rates for public telecommunications services, including their features and capacity. These services are subject to regulatory approval.
Changes in the tariffs could have a serious negative effect on Hypercom's business and financial condition.

Hypercom must comply with state, federal, and international laws governing such areas as:
* Occupational health and safety,
* Minimum wages,
* Work hours and overtime,
* Retirement and profit-sharing plans and severance payments and
* The use, storage, handling, and disposal of dangerous chemicals.

Failure to comply with requirements could impose additional costs on the Company. Such failure could also require Hypercom stop some activities or otherwise have a serious negative effect on Hypercom's business and financial condition.


Product Defects

Hypercom offers very complex products. When they are first introduced or released in new versions, they may contain software or hardware defects that are difficult to detect and correct. Even though the Company and customers test all these products, it is likely that such errors will continue to be identified after products are shipped.

When they are detected, correcting these defects can be a time-consuming or impossible task. Software errors may take several months to correct, and hardware errors may take even longer. The existence of defects and delays in correcting them could result in negative consequences including:
* Delays in shipping products,
* Loss of market acceptance for Hypercom products,
* Additional warranty expenses,
* Diversion of resources from product development and
* Loss of credibility with distributors and customers.

Because Hypercom's POS products are used to process payment transactions, the security features of the such products are important. In general, these products are designed to comply with industry practices relating to transaction security. Failure of the security features could adversely affect the marketing of Hypercom products. Any violation of its product warranties resulting from security breaches could result in claims against the Company.


Dependence on Proprietary Technology

Hypercom seeks to establish and protect the proprietary aspects of its products by relying on patent, copyright, trademark, and trade secret laws. It also relies on confidentiality, licensing, and other contractual arrangements, all of which may provide only limited protection. Although the Company tries to protect its proprietary rights, unauthorized third parties may able to copy some portions of or to reverse engineer products to obtain technology that the Company regards as proprietary.

In addition, the laws of certain countries do not protect Hypercom's proprietary rights to the same extent as U.S. laws. Accordingly, the Company may not be able to protect its proprietary technology against unauthorized copying or use, which could adversely affect the Company's competitive position. Hypercom has applied for patents and trademarks that may not be granted. If they are granted, the patents may not cover all claims the Company is trying to protect. Further, a challenge could find any Company patent or trademark invalid and unenforceable.

Hypercom products and technologies incorporate some subject matter it believes is in the public domain or otherwise within the rights of the Company to use. Such products and technologies include some designed and provided by third parties. These third parties could assert patent or other intellectual property infringement claims against Hypercom with respect to its products and technologies.

From time to time, third parties claim that Hypercom's products infringe their proprietary rights. The Company may experience similar claims in the future. Regardless of its merit, any claim can be time-consuming, result in costly litigation, and require the Company to enter into royalty and licensing agreements. The terms of these agreements may not be acceptable to the Company. If a claim against Hypercom is successful and the Company fails to develop or license a substitute technology quickly, it could be adversely affected.


Risks of Potential Acquisitions

In addition to the acquisition of The Horizon Group, Inc. ("Horizon"), the Company may acquire or make substantial investments in related businesses, technologies, or products in the future. Any acquisition or investment would entail various risks including the following:
* The difficulty of assimilating the technologies, operations and personnel of the acquired business, technology or product,
* The potential disruption of the Company's ongoing business and
* The possible inability of the Company to obtain the desired financial and strategic benefits from the acquisition or investment.

These factors could have a serious negative effect on the Company's business and financial condition. Future acquisitions and investments could also result in the following:
* Substantial cash expenditures,
* Potentially dilutive issuance of equity securities,
* The incurring of additional debt and contingent liabilities and
* Amortization expenses related to goodwill and other intangible assets that could adversely affect the Company's business, operating results, and financial condition.

The acquisition of the assets and business of Horizon after the fiscal quarter end has consumed and will continue to consume substantial management attention and resources of the Company, and will require substantial efforts and entail certain risks in the integration of its operations. There can be no assurance that anticipated cost savings or synergies will be achieved. The Company will be dependent on the retention and performance of Horizon's existing management and employees for the day-to-day management and future operation results of the business.


Voting Control by Existing Stockholders

George Wallner and Paul Wallner together own 63.4% of Hypercom's outstanding Common Stock following the completion of the Offering if the underwriters do not exercise their over-allotment option. Accordingly, the Wallners have the ability to control the affairs of the Company, including the election of all directors to the Company's Board of Directors. They can also, except as otherwise provided by law, approve or disapprove other matters submitted to a vote of the Company's stockholders, including a merger, consolidation, or sale of assets. This voting control also may have the effect of delaying or preventing a change in control of the Company and may affect the price investors are willing to pay in the future for shares of Hypercom's Common Stock.


Potential Volatility of Stock Price

In recent years, the stock market has experienced extreme price changes. The market price of the Company's Common Stock has been and may continue to be affected by various factors such as the following:
* Quarterly variations in the Company's operating results,
* Changes in revenue growth rates for specific geographic areas, business units, products, or the Company as a whole,
* Earnings estimates or changes in estimates by market analysts,
* Speculation in the press or analyst community,
* Announcement of new or enhanced products by the Company or its competitors and
* General market conditions or market conditions specific to particular industries.


Anti-takeover Effect of Certain Charter and Bylaw Provisions and
Delaware Law

The Company has provisions in its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, which:
* Make it more difficult for a third party to take control of the Company,
* Discourage a third party from attempting to take control of the Company or
* Limit the price some investors are willing to pay for shares of the Company's Common Stock,
* Enable the Company to issue Preferred Stock without a vote or other stockholder action,
* Provide for a classified Board of Directors and regulate nominations for the Board of Directors,
* Make it more difficult for stockholders to take certain corporate actions and
* Delay or prevent a change in control of the Company.

In addition, certain provisions of Delaware law applicable to the Company could also delay a merger, tender offer, or proxy contest or make one more difficult.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCUSSIONS ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Nevertheless, the fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of the Company's investment portfolio.

A substantial portion of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Although no hedging transactions were entered into during the first fiscal quarter of this year, the Company has established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility.

The Company does not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "Risks
Associated with International Operations and Foreign Currency
Fluctuations" of Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 2.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On September 23, 1998, an employee of the Company filed a lawsuit in the Maricopa County Superior Court against a senior executive of the Company and the Company alleging sexual misconduct by the executive and is seeking damages, including punitive damages. The employee has also filed a claim with the Equal Employment Opportunity Commission (EEOC). Subsequent to the filing of the lawsuit, the employee changed counsel and new counsel has, orally, threatened to file a shareholder's derivative lawsuit, presumably arising out of the same alleged misconduct. The lawsuit that is currently on file stems out of alleged misconduct for which the employee has already released the Company and the senior executive. The employee is alleging, among other things, that the release is invalid. Based upon a variety of factors, the release previously executed by the employee and the Company's evaluation of the merits of the claims against it, the Company believes that the lawsuit will not have a material adverse effect on its financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company purchased 587,700 shares of Common Stock on the open market during the quarter that ended September 30, 1998. These purchases were made to increase the Company's treasury stock to meet future obligations under the Company's stock purchase and stock option plans when employees buy stock and exercise stock options.


ITEM 5. OTHER EVENTS

On November 3, 1998, and pursuant to an Agreement of Purchase and Sale of Assets dated as of October 1, 1998 (the "Purchase Agreement"), by and among Hypercom Corporation ("the Company"), The Horizon Group, Inc. ("Horizon"), Kenneth Boody and Beverly Boody, the Company acquired substantially all of the assets and business of Horizon. Horizon's business will be operated by the Company as an independent subsidiary with sales, distribution and support operations based in St. Louis, Missouri.

Horizon is a national distributor of equipment from Hypercom and other POS equipment manufacturers. In addition to sales of new equipment, Horizon provides a variety of services, including refurbishing equipment, help desk, PIN pad key loading, terminal deployment, and other custom programs.

On November 3, 1998, the Company issued a press release relating to the completion of the acquisition. A copy of the press release is filed herewith as Exhibit 99.1 and is hereby incorporated herein by reference.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number      Description of Exhibit
     27.1          Financial Data Schedule
     99.1          Press Release

(b) Reports on Form 8-K

None.

SIGNATURES

As required by the Securities Exchange Act of 1934, the following authorized officials sign this report on behalf of Hypercom:

HYPERCOM CORPORATION


Date:  November 9, 1998          By: /s/Albert A. Irato
                                     __________________
                                        Albert A. Irato
                                        Chief Executive Officer

Date: November 9, 1998          By: /s/Thomas E. Linnen
                                     __________________
                                       Thomas E. Linnen
                                       Chief Financial Officer


EXHIBIT INDEX

Exhibit No.                                Description

------------                               -----------
27.1                           Financial Data Schedule
99.1                                     Press Release