Form 10-Q
period 1998-12-31
HYPERCOM CORP
filed 1999-02-12
CIK 1045769

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998.

     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to __________

                            Commission File No. 1-13521

                              HYPERCOM CORPORATION
              (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                       86-0828608
         (State or Other Jurisdiction          (IRS Employer ID Number)
       of Incorporation or Organization)

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

Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of February 11, 1999, was 33,095,767.

                        TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION..................................3
ITEM 1.  FINANCIAL STATEMENTS...................................3
     Consolidated Balance Sheet.................................3
     Consolidated Statement of Income...........................5
     Consolidated Statement of Cash Flow........................6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................11
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...........................................16
PART II  OTHER INFORMATION.....................................17
ITEM 1.  LEGAL PROCEEDINGS.....................................17
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...17
ITEM 5.  OTHER INFORMATION.....................................18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................18

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

                       HYPERCOM CORPORATION
                     Consolidated Balance Sheet
                          (in thousands)

                                       December 31, 1998   June 30, 1998
                                       (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents               $  37,795          $  55,659
Marketable securities, at market           35,808             42,641
Accounts receivable
(Net of allowance for doubtful
accounts of $5,028 and $3,729)             56,567             43,989
Inventories                                58,214             60,539
Deferred income taxes                      11,962             10,991
Prepaid taxes                               3,594              2,893
Prepaid expenses and
other current assets                       12,241              7,173
                                         --------          ---------
  Total current assets                    216,181            223,885

Property, plant and equipment, net         26,527             23,570
Advances to related parties                   286                258
Long-term investments                      17,535              9,931
Other assets                                9,881              1,933
                                        ---------          ---------
Total assets                            $ 270,410          $ 259,577
                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                        $  11,578          $  17,134
Accrued liabilities                        17,448             16,537
Deferred revenue                            1,378                608
Income taxes payable                        6,629              2,209
Current portion of
Long-term obligations                         269                598
                                        ---------          ---------
   Total current liabilities               37,302             37,086

Bank notes payable (line of credit)         1,000                  -
Deferred income taxes                       1,866                861
Long term obligations                       1,919              1,199
                                        ---------          ---------
Total liabilities                          42,087             39,146

Stockholders' equity:
Common stock                                   13                 13
Paid-in capital                           146,011            145,601
Receivables from stockholders              (1,498)            (1,498)
Retained earnings                          88,674             76,315
                                         ---------          ---------
                                          233,200            220,431
Treasury Stock, (at cost)                  (4,877)                 -
                                         ---------          ---------
Total stockholders' equity                228,323            220,431
                                         ---------          ---------
Total liabilities and
stockholders' equity                   $  270,410          $ 259,577
                                        =========          =========

The accompanying notes are an integral part of these financial statements.

                             HYPERCOM CORPORATION
                       Consolidated Statement of Income
              (Unaudited and in thousands, except per share amounts)

                                        Three months ended        Six months ended
                                        12/31/98     12/31/97     12/31/98     12/31/97
Net revenue                             $ 70,594     $ 71,209     $136,577     $150,146
Costs and expenses:
Costs of revenue                          36,256       34,290       68,884       75,121
Research and development                   8,218        6,399       15,850       10,918
Selling, general and administrative       16,854       17,462       35,253       34,581
Non-cash compensation                          0        9,193            0       10,963
                                        ________     ________     ________     ________
  Total costs and expenses                61,328       67,344      119,987      131,583

Income from operations                     9,266        3,865       16,590       18,563

Interest and other income                  1,369        1,179        2,814        1,407
Interest and other expense                  (312)        (858)        (493)      (1,504)
Interest expense - related party               0         (446)           0         (372)
Foreign currency loss                       (751)        (907)        (999)      (1,246)
                                         ________     ________     ________     ________
Income before income taxes                 9,572        2,833       17,912       16,848

Income taxes                              (2,968)        (992)      (5,553)      (5,897)
                                        ________     ________     ________     ________
Net income                               $ 6,604      $ 1,841     $ 12,359     $ 10,951
                                        ========     ========     ========     ========
   Net income per share:

Basic earnings per share                   $0.20        $0.06        $0.37        $0.39
                                        ========     ========     ========     ========

Weighted Average Basic Common Shares      33,033       29,518       33,151       27,850
                                        ========     ========     ========     ========

Diluted earnings per share                 $0.19        $0.06        $0.36        $0.38
                                        ========     ========     ========     ========

Weighted Average Diluted Common Shares    34,502       30,768       34,549        28,826
                                        ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements

                             HYPERCOM CORPORATION
                      Consolidated Statement of Cash Flow
                         (Unaudited and in thousands)

                                                     Six months ended      Six months ended
                                                     December 31, 1998     December 31, 1997

Cash flow from (used in) operating activities:
   Cash received from customers                     $125,362               $132,063
   Interest received                                   3,071                  1,407
     Cash paid to suppliers/consultants             (127,904)              (129,297)
   Interest paid                                        (549)                (1,741)
   Income taxes paid                                  (4,031)                (3,156)
                                                    ---------              --------
Net cash used in operating activities                 (4,051)                  (724)

Cash flow from (used in) investing activities:
     Advances to related parties                        (220)                  (171)
     Repayments from related parties                     192                     -
     Acquisition of other assets                        (510)                   (40)
     Proceeds from disposal of property,
        plant & equipment                                459                     35
     Purchase of property,plant & equipment           (5,287)                (4,320)
     Purchase of investmen                           (33,750)               (16,569)
     Proceeds from maturityof investments             32,981                      -
                                                    ---------              ---------
Net cash used in investing activities                 (6,135)               (21,065)

Cash flow from (used in) financing activities:
   Proceeds of bank notes payable
        and other debt instruments                    37,272                 54,707
   Repayment of bank notes payable
        and other debt instruments                   (39,394)               (78,023)
     Proceeds from sale of
          common stock                                                      127,500
     Repurchase of common stock                       (5,377)                     -
     Stock offering costs                                  -                 (1,370)
                                                     --------               --------
Net cash from (used in)
 financing activities                                (7,499)                102,814

Effect of exchange rate changes                        (179)                    961

Net increase (decrease) in cash                     (17,864)                 81,986

Cash & equivalents, beginning of period              55,659                  16,318
                                                    --------               --------
Cash & equivalents, end of period                   $ 37,795               $ 98,304
                                                    ========               ========

The accompanying notes are an integral part of these financial statements

                Notes to Consolidated Financial Statements
          (Unaudited and in thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited, consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the six month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

This financial information is intended to be read in conjunction with Hypercom's audited financial statements and footnotes thereto included in Hypercom's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - INVENTORIES
Inventories, stated at the lower of cost on a first-in, first-out basis or market value, consisted of the following amounts:

                              December 31, 1998     June 30, 1998

Purchased parts               $20,951               $18,710

Work in process                 8,223                11,388

Finished goods                 29,040                30,441
                              -------               -------

                              $58,214               $60,539
                              ========              ========

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

The following table presents certain segment financial information unaudited and in thousands for the three month and six month periods ended December 31, 1998, and December 31, 1997:


     (Unaudited and in thousands, except per share amounts)

                                    Three months ended 12/31/98             Six months ended 12/31/98

                                    POS         Network                     POS       Network
                                    Systems     Systems    Total            Systems    Systems   Total
Revenue from external customers     $63,721     $6,873     $70,594          $120,642   $15,935    $136,577
Intersegment revenues                 3,758      1,113       4,871             4,907     2,316       7,223
                                    -------     ------     -------          --------   -------    --------
Total revenues                       67,479      7,986      75,465           125,549    18,251     143,800
                                    =======     =======     =======          ========   =======   ========
Segment income from operations      $10,720     $  201     $10,921          $ 23,597   $   320    $ 23,917
                                     =======    =======    =======          ========   =======    ========
Segment assets                                                              $314,588   $ 29,937   $344,525
                                                                            ========   =======    ========

                                   Three months ended 12/31/97               Six months ended 12/31/97

                                   POS          Network                      POS       Network
                                   Systems     Systems     Total             Systems   Systems    Total
Revenue from external customers     $62,514     $8,695     $71,209           $132,644  $17,502    $150,146
Intersegment revenues                     -      2,239       2,239                 -    7,882        7,882
                                    -------     ------     -------           --------  -------    --------
Total revenues                       62,514     10,934      73,448            132,644   25,384     158,028
                                    =======     =======     =======          ========  =======    ========
Segment income from operations     $16,575     $  244     $ 16,819           $ 37,368  $ 1,959    $ 39,327
                                    =======     =======     =======          ========  =======    ========
Segment assets                                                               $269,583  $33,720    $303,303
                                                                             ========  =======    ========

Reconciliation
                                                 Three months ended            Six months ended
                                                 12/31/98     12/31/97         12/31/98     12/31/97
Income from operations
Income from operations for reportable segments   $10,921      $16,819          $23,917       $39,327
Elimination of intersegment profits                3,084          567            2,799          (843)
Unallocated amounts
   Corporate expenses                             (4,739)     (13,521)         (10,126)      (19,921)
                                                  -------     --------        --------       --------
   Consolidated income from operations            $9,266      $ 3,865          $16,590       $18,563
                                                  =======     ========        ========       ========

NOTE 5 SOFTWARE REVENUE RECOGNITION

In December 1998, the Accounting Standards Executive Committee of the
American Institute of Certified Public Accountants issued Statement of
Position ("SOP") 98-9, Modification of SOP 97-2, Software Revenue
Recognition, With Respect to Certain Transactions.  This SOP modified SOP 97-
2 to permit recognition of revenue for the delivered elements of a contract when vendor-specific objective evidence of fair value exists for the undelivered elements of the contract. The SOP will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Hypercom is currently evaluating this SOP's impact on it financial statements


NOTE 6  ACQUISITIONS

Effective October 1, 1998, Hypercom purchased substantially all the assets of The Horizon Group, Inc. (Horizon). Horizon is a national distributor of equipment for Hypercom and other POS equipment manufacturers. In addition to sales of new equipment, the company provides a variety of services, including refurbishing equipment, help desk, PIN pad key loading, terminal deployment and other custom programs. The acquisition will allow Hypercom to meet the needs of a segment of its customer base that requires direct-from-manufacturer terminal services.

The acquisition is being accounted for under the purchase method of accounting.
The results of Horizon's operations will be included in Hypercom's consolidated statements of Income and Cash Flows beginning with the date of acquisition.

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


NOTE 7  SUBSEQUENT EVENTS

Foreign Currency Fluctuations

At the end of January 1998, Hypercom had $10.7 million net monetary assets subject to foreign currency translation in Brazil. Since December 31, 1999, the value of the Brazilian Real has declined significantly compared to the US
Dollar. Such valuation declines have been subject to large fluctuations and at any given moment it is difficult to measure the ultimate impact of decline. However, such declines could have a materially negative impact on Hypercom's quarterly results for the period ending March 31, 1999. Hypercom is taking current action to mitigate negative impacts caused by such currency fluctuations and the related monetary exposure.




Report of Independent Accountants

To the Board of Directors and Stockholders of Hypercom Corporation


We have reviewed the accompanying consolidated balance sheet of Hypercom Corporation as of December 31, 1998 and 1997 and the consolidated statements of income, and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flow for the year then ended (not presented herein); and in our report dated July 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers L.L.P

Phoenix, Arizona
January 31, 1999




Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but not be limited to, projections of revenue or net income and issues that may affect revenue or net income, projections of capital expenditures, plans for future operations, products or services, financing needs of the Company, and economic conditions, as well as assumptions relating to the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly
Report, including the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations describe factors, among others, that could contribute to or cause such differences.
Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in
Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

Net Revenue

Net revenues for the three month period ended December 31, 1998, decreased
0.9% to $70.6 million from $71.2 million in the three months ended December
31, 1997. The decline was primarily due to decreased revenue in the Network
Systems business segment. The Network Systems division's net revenue declined
21.0% to $6.9 million from $8.7 million during the three month period ended
December 31, 1998. The Point of Sale (POS) business segments grew approximately 2% to $63.7 million from $62.5 million in the same period.
Included in the total net revenue for the three month period ended December
31, 1998, was $7.6 million of net revenue from The Horizon Group, Inc., which was acquired by Hypercom effective October 1, 1998.

Within the POS segment, for the three month period ended December 31, 1998, strong revenue performance in the United States ($31.4 million) and Europe
($5.4 million) offset the revenue decline in Asia ($9.2 million, which was 56% below the three month period ended December 31, 1997) and Latin America
($17.5 million, or 4% below the three month period ended December 31, 1997).

For the six month period ended December 31, 1998, net revenue decreased $13.5 million to $136.6 million from $150.1 million for the six month period ended
December 31, 1997. This decrease in sales was primarily attributable to decreases in the Asia/Pacific region. Revenue for the Point of Sale (POS) division in this region declined 52% for the six months ended December 31, 1998 to $17.9 million from $37.3 million for the six months ended December
31, 1997.

Cost of Revenue

Hypercom's cost of revenue includes the cost of raw materials, manufacturing labor, overhead, and subcontracted manufacturing costs. The cost of revenue increased by nearly $2.0 million from $34.3 million to $36.3 million for the three month period ended December 31, 1998, compared to the same three month period ended December 31, 1997. The mix of products purchased by POS customers and the shift in relative margins caused this increase in cost as a percentage of revenue.

In addition, The Horizon Group accounted for $6.2 million of the previously mentioned $36.3 million, thus increasing Hypercom's cost of revenue as a percentage of revenue to 51.4% for the three months ended December 31, 1998, up from 48.2% for the three months ended December 31, 1997. The cost of revenue for the six months ended December 31, 1998, was 50.4%, or 0.4% higher than cost of revenue as a percentage of revenue for the six months ended
December 31, 1997.


Research and Development Expense

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expense increased by $1.8 million, to $8.2 million in the three month period ended December 31, 1998, compared to $6.4 million for the three month period ended December 31, 1997. This increase reflects Hypercom's continued investment in new product development.

For the six month period ended December 31, 1998, Hypercom's research and development expense increased 45% to $15.8 million compared to $10.9 million for the same period ended December 31, 1997. The overall increase is a result of higher development costs for new POS products including the Interactive Customer Environment (ICE) terminal family and the Ascendant
Server software.


Selling, General, and Administrative Expense

Sales and marketing expenses, administrative personnel costs, and facilities operation make up the selling, general, and administrative expenses. These expenses totaled $16.9 million for the three month period ended December 31, 1998, or $0.6 million less than the three month period ended December, 31
1997. The expense reduction in the three month period ended December 31, 1998, was due to the realization of expense reduction initiatives begun in the three month period ended September 30, 1998. As a percentage of revenues, these expenses decreased from 24.5% of revenue for the three month period ended December 31, 1997, to 23.9% for three month period ended December 31, 1998.


For the six month period ended December 31, 1998, selling, general and administrative expenses were up $0.7 million to $35.3 million from $34.6 million for the six month period ended December 31, 1997. The $0.7 million increase was attributable to the following factors:

* $1.4 million of additional selling, general and administrative expenses incurred by Hypercom Network Systems,
* $1.1 million of selling, general and administrative expenses relating to the operations of The Horizon Group, Inc. and
* $1.8 million of expense reduction initiatives.

For the six month period ended December 31, 1998, selling, general and administrative expenses increased 2.0% to $35.3 million from $34.6 million during the six month period ended December 31, 1997. For the six month period ended December 31, 1998, selling, general and administrative expenses increased to 25.8% of revenue from 23.0% of revenue for the six month period ended December 31, 1998.

Non-cash Compensation

Hypercom did not have any non-cash compensation expenses for the three or six month periods ended December 31, 1998. The non-cash charges for the three and six month periods ended December 31, 1997, resulted from specific provisions of a compensation package for the President and Chief Executive Officer which terminated upon completion of Hypercom's initial public offering.


Income from Operations

Income from operations increased by $5.4 million from $3.9 million in the three month period ended December 31, 1997, to $9.3 million for the three month period ended December 31, 1998. As a percentage of revenue, income from operations rose from 5.4% to 13.1%, respectively. This increase was attributable to the following:

* $9.2 million reduction in non-cash compensation,
* $1.8 million in additional research and development expenses,
* $0.6 million of reductions in selling, general and administrative expenses, and
* $2.6 million reduction in gross margin.

Income from operations decreased to $16.6 million for the six month period ended December 31, 1998, from $18.6 million in the six month period ended
December 31, 1997. The decrease in income from operations was attributable to the following factors noted in the discussion above:
* During the six month period ended December 31, 1998, revenue decreased
9.0%, or $13.5 million, compared to the six month period ended December 31, 1998.
* Research and development expense increased 45% to $15.8 million for the six month period ended December 31, 1998, compared to $10.9 million for the six month period ended December 31, 1997.
* The Horizon Group reduced income from operations as a percent of revenue nearly 0.5% based on The Horizon Group's increased cost of revenue as a percentage of revenue and the resulting reduction of income from operations.

Net Interest, Other Items and Foreign Currency Losses

Interest income consisted primarily of returns on short-term investments and cash balances, while foreign currency losses resulted from operations in volatile markets, principally in Brazil. During the three month period ended
December 31, 1998, income of $0.3 million was generated compared to a loss of $1 million for the same period ended December 31, 1997. This increase was due primarily to a $0.9 million decrease in interest expenses.

During the six month period ended December 31, 1998, net interest and other items were a net gain of $1.3 million, as compared to a loss of $1.7 million during the same period ended December 31, 1997.

Because volatility in foreign currencies continues, particularly in Brazil, future earnings may be adversely impacted by foreign currency losses.


Income Taxes

The provisions for Federal, State and foreign taxes were $2.9 million and $0.9 million in the three months ended December 31, 1998, and December 31, 1997, respectively, with Hypercom's effective tax rates being 31.0% and 35.0% for the three month periods ended December 31, 1998 and 1997, respectively.
Hypercom's tax rate is typically lower than the US federal statutory rate due to the following factors:

* Research and experimentation tax credits in Australia and the US,
* Sales in foreign jurisdictions with lower tax rates and
* The use of foreign sales corporations offering lower taxes on certain international sales.


Liquidity and Capital Resources

Hypercom requires working capital to support inventory, maintain accounts receivable balances and fund capital expenditures needed to support its operations and net growth.

As of December 31, 1998, Hypercom's working capital was $178.9 million, which included cash, cash equivalents, and short-term investments of $73.6 million.
Hypercom funds working capital requirements with cash from operations and short-term borrowing when necessary. Net cash used in operating activities was $4.1 million for the six months ended December 31, 1998, and $0.7 million for the same period in 1997.

Hypercom's capital commitments primarily consist of the purchase or lease of facilities and equipment. Hypercom used $5.3 million in the six months ended
December 31, 1998, to purchase fixed assets. The main items acquired were manufacturing equipment, facilities, computer hardware and software to support growth.

Hypercom maintains a two-year $10.0 million revolving line of credit that expires in December 2000. Hypercom believes that its current net capital position combined with the cash generated by operations and available borrowings are sufficient to fund operations for the foreseeable future.

Year 2000 Issues

Hypercom began a comprehensive project in 1996 to prepare its internal computer systems for the year 2000. Hypercom believes it implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address Hypercom's internal year 2000 compliance issues, and therefore does not believe the year 2000 will have a significant impact on operations.

Hypercom has also reviewed other systems within the Company, from desktop applications to the software utilized within Hypercom's telecommunications system, and has concluded that only a few applications are not capable of making the transition from 1999 to 2000. The costs associated with such upgrades are minimal, and will be substantially offset through savings generated through increased productivity and enhanced functionality.

At this time, Hypercom does not believe it is necessary to adopt a contingency plan covering the possibility that the remaining year 2000 upgrades will not be completed on a timely manner, but will continue to assess the need for such a plan.

Hypercom develops and distributes computer hardware and software, and has thoroughly reviewed such systems for year 2000 compliance. Because of the interaction between Hypercom's hardware/software with other manufacturer's hardware/software, Hypercom refrains from warranting Year 2000 compliance. In order to make Hypercom's POS terminal customers aware of potential issues with the transition from 1999 to 2000, Hypercom has, at its own expense, provided over ten thousand test cards to enable Hypercom's customers to fully test the ability of Hypercom's products, when interacting with other vendors software/hardware, to ascertain whether or not a Year 2000 compliance issue is present.

Hypercom's IEN/NAC products do not utilize an internal "clock", and there are no Year 2000 compliance issues with such products. Workstation software products may have a Year 2000 compliance issue because of the operating system and database program utilized by Hypercom's customers, not related to the applications developed and distributed by Hypercom.

Nevertheless, Hypercom makes no warranty or representation regarding Year
2000 compliance and believes it is the customer's ultimate responsibility to verify whether or not there is a Year 2000 compliance issue.

Hypercom faces risk to the extent that suppliers of products and services purchased by the Company and others with whom Hypercom transacts business on a worldwide basis do not have business products and services that comply with the year 2000 requirements. The Company is in the process of obtaining assurances from most of its key suppliers that their products and services are year 2000 compliant. In the event any such third party cannot in a timely manner, provide Hypercom with products and services that meet the year
2000 requirements, the Company's could be materially adversely affected.


Backlog

As of December 31, 1998, Hypercom had backlog of $118 million, or an increase of 47% compared to the same date in 1997. September 30, 1998, backlog was $92.2 million and June 30, 1998, was $77.6 million. Backlog includes all revenue specified in signed contracts and purchase orders expected to be realized within one year.


Forward-Looking Statements

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified as follows:

THE BELIEF THAT HYPERCOM'S EFFECTIVE TAX RATE IS TYPICALLY LOWER THAN THE US
FEDERAL STATUTORY RATE Changes in the mix of sales to or away from foreign jurisdictions with lower tax rates and changes in US or foreign tax laws may inhibit Hypercom's ability to maintain its overall effective tax rate at present levels.

THE BELIEF THAT HYPERCOM'S CURRENT NET CAPITAL POSITION, COMBINED WITH THE
CASH GENERATED BY OPERATIONS AND AVAILABLE BORROWINGS, IS SUFFICIENT TO FUND
OPERATIONS FOR THE FORSEEABLE FUTURE Changes in anticipated operating results, credit availability and equity market conditions may inhibit
Hypercom's ability to maintain or raise appropriate levels of cash.

THE BELIEF THAT THE COST OF TRANSITIONING TO YEAR 2000 COMPATITABLE
INFORMATION SYSTEMS WILL BE OFFSET BY COST SAVINGS GENERATED THROUGH
INCREASED PRODUCTIVITY AND THE ABILITY TO ENHANCE INTERNAL REPORTING
Changes in anticipated levels of expenditures, degrees of difficulty in implementing new systems and amounts of cost savings may inhibit Hypercom's ability to offset the cost of transitioning to year 2000 compatible systems.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Hypercom is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Nevertheless, the fair value of Hypercom's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of Hypercom's investment portfolio.

A substantial portion of Hypercom's revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility.

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "Risks Associated with International Operations and Foreign
Currency Fluctuations" of "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING
STATEMENTS AND RISK FACTORS" set forth in Exhibit 99.1, attached hereto.


PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Item 1 of Part II of Hypercom's Form 10-Q for the three month period ended September 30, 1998, for disclosures regarding pending matters.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     None.

(b)     None.

(c) On November 18, 1998, Hypercom issued 55,709 shares of its treasury stock in connection with the purchase of substantially all of the assets of The Horizon Group, Inc. The sale of this treasury stock was exempt from the registration provisions of the Securities Act of 1933 (the Act), pursuant to Section 4(2) of the Act for transactions not involving a public offering, based on the fact that the treasury stock was offered and sold to a limited number of investors who had access to financial and other relevant data concerning Hypercom, its financial condition, business and assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Stockholders was held on November 12, 1998.

(b)(1) The following individuals were elected to the Board of Directors as Class I Directors for two-year terms expiring at Hypercom's Annual Meeting in 2000: George Wallner, Albert A. Irato, and William E. Fisher.

(b)(2) The following individuals' terms continued after the Annual Meeting as Class II Directors. Their terms will expire at Hypercom's Annual Meeting in
1999: Paul Wallner, Jairo Gonzalez, Peter J. Hart and newly appointed director Jock Patton.

(c)    The matters submitted for vote at the Annual Meeting were as follows:

       Election of Class I Directors for two-year terms expiring at Hypercom's Annual Meeting in 2000. See Item 4(b)(1) above. The shares were voted as follows:

Nominee          Number of Shares
George Wallner
          For            31,390,666
          Withheld           34,695
          Abstentions             0
          Broker Non-Votes        0

Albert A. Irato
          For            31,390,666
          Withheld           34,695
          Abstentions             0
          Broker Non-Votes        0

William E. Fisher
          For            31,399,766
          Withheld           24,595
          Abstentions             0
          Broker Non-Votes        0

(d)  None

ITEM 5. OTHER INFORMATION

Jonathon E. Killmer was appointed Senior Vice President and Chief Financial
Officer (CFO) on January 20, 1999. Mr. Killmer succeeded Thomas E. Linnen, who assumed responsibility for strategic planning and corporate development.

On January 19, 1999 Hypercom appointed Jock Patton to its Board of Directors.
Mr. Patton succeeded John C. Elliott who resigned for personal reasons effective September 1, 1998.

For additional information of foreign currency risks, see Note 7 to the unaudited, consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit Number      Description of Exhibit
        11.1             Statement re Computation of Per Share Earnings
        15.1             Letter re Unaudited Interim Financial Information
        27.1             Financial Data Schedule
        99.1             Cautionary Statement Regarding Forward-Looking
                         Statements and Risk Factors


(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION


Date: February 8, 1999     By: /s/ Jonathon E. Killmer
                                    __________________
                                   Jonathon E. Killmer
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (duly authorized officer and
                                    Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.              Description
------------             -----------
11.1                     Statement re Computation of Per Share Earnings
15.1                     Letter re Unaudited Interim Financial Information
27.1                     Financial Data Schedule
99.1                     Cautionary Statement Regarding Forward Looking
                         Statements and Risk Factors


