Form 10-Q
period 1999-03-31
HYPERCOM CORP
filed 1999-05-14
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 4, 1999, was 33,099,517.

TABLE OF CONTENTS
PART I    FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS                                         3
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7
          REPORT OF INDEPENDENT ACCOUNTANTS                           12
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                   13
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  18
PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            20
    Exhibit 11.1                                                      21
    Exhibit-15.1                                                      22
    Exhibit 27.1                                                      23
    Exhibit 99.1                                                      24

PART I     FINANCIAL INFORMATION
Item 1.     Financial Statements

HYPERCOM CORPORATION
Condensed Consolidated Balance Sheet
(Unaudited and in thousands)

                                             March 31, 1999    June 30, 1998
ASSETS
Current Assets
Cash and cash equivalents                    $ 37,220           $ 55,659
Marketable securities, at market               29,196             42,641
Accounts receivable (Net of allowance for
 doubtful accounts of $3,656 and $3,729)       44,331             43,989
Inventories                                    61,826             60,539
Deferred income taxes                          11,988             10,991
Prepaid taxes                                   5,218              2,893
Prepaid expenses and other current assets      10,416              7,173
                                              -------            -------
Total current assets                          200,195            223,885

Property, plant and equipment, net             29,174             23,570
Advances to related parties                         -                258
Long-term investments                          21,598              9,931
Other assets                                   12,333              1,933
                                              -------            -------
Total assets                                 $263,300           $259,577
                                              =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                             $ 13,916           $ 17,134
Accrued liabilities                            15,575             16,537
Deferred revenue                                2,810                608
Income taxes payable                            2,523              2,209
Current portion of Long-term obligations          256                598
                                              -------            -------
Total current liabilities                      35,080             37,086

Deferred income taxes                           1,847                861
Long term obligations                           1,396              1,199
                                              -------            -------
Total liabilities                              38,323             39,146

(Continued)

HYPERCOM CORPORATION
Condensed Consolidated Balance Sheet (continued)
(Unaudited and in thousands)

                                           March 31, 1999     June 30, 1998

Stockholders' equity:
Common stock                                       15                 13
Paid-in capital                               145,851            145,601
Receivables from stockholders                  (1,498)            (1,498)
Retained earnings                              85,009             76,315
                                              -------            -------
                                              229,377            220,431

 Treasury Stock (at cost)                      (4,400)                 -

Total stockholders' equity                    224,977            220,431
                                              -------            -------

Total liabilities and stockholders' equity   $263,300           $259,577
                                              =======            =======


The accompanying notes are an integral part of these condensed financial statements.

HYPERCOM CORPORATION
Condensed Consolidated Statement of Income
(Unaudited and in thousands, except per share amounts)

                                        Three months ended       Nine months ended
                                           March 31,               March 31,
                                        1999       1998        1999       1998

Net revenue                            $ 56,304    $ 54,339    $192,881    $204,485
Costs and expenses:
Costs of revenue                         31,977      28,445     100,861     103,566
Research and development                  6,935       6,097      22,785      17,015
Selling, general and administrative      19,136      16,637      54,389      51,218
Non-cash compensation                         -           -           -      10,963
Total costs and expenses                 58,048      51,179     178,035     182,762
                                        -------     -------     -------     -------
Income (loss) from operations            (1,744)      3,160      14,846      21,723

Interest and other income                 1,723       1,361       4,537       2,634
Interest and other expense                 (292)       (291)       (786)     (1,661)
Interest expense - related party              -           -           -        (372)
Foreign currency gain (loss)             (5,000)        198      (5,999)     (1,048)
                                        -------     -------     -------     -------
Income (loss) before income taxes        (5,313)      4,428      12,598      21,276

(Provision) credit for income taxes       1,647        (394)     (3,905)     (6,291)
                                        -------     -------     -------     -------
Net income (loss)                      $ (3,666)   $  4,034    $  8,693    $ 14,985
                                        =======     =======     =======     =======
Net income (loss) per share:
Basic earnings (loss) per share          ($0.11)      $0.12      $ 0.26       $0.51
Weighted average basic common shares     33,098      33,531      33,133      29,107
Diluted earnings (loss) per share        ($0.11)      $0.11      $ 0.25       $0.49
Weighted average diluted common shares   33,098      35,512      34,509      30,738


The accompanying notes are an integral part of these condensed financial statements.

 HYPERCOM CORPORATION
Condensed Consolidated Statement of Cash Flows
(Unaudited and in thousands)

                                             Nine months ended
                                                      March 31, 1999   March 31, 1998
Net cash from (used in) operating activities          $   4,753         $ (6,448)

Cash flow from (used in) investing activities:
Notes receivable                                        (3,900)                -
Payments received on Notes receivables                     523                 -
Acquition of controlling interest
  in subsidary, (net of cash received)                  (5,347)                -
Acquisition of other assets                               (970)              (21)
Proceeds from disposal of property,
  plant & equipment                                        830                612
Purchase of property, plant & equipment                (10,013)            (9,559)
Purchase of investments                                (47,708)           (60,381)
Proceeds from maturity of investments                   51,918                   -
                                                       -------             -------
Net cash used in investing activities                  (14,667)            (69,349)

Cash flow from (used in) financing activities:
Proceeds of bank notes payable and
   other debt instruments                               46,542              59,307
Repayment of bank notes payable and
   other debt instruments                             (49,802)             (77,749)
Repayments from related parties                           257                  559
Proceeds from sale of common stock                        252              127,500
Repurchase of common stock                             (5,159)                   -
Stock offering costs                                        -               (1,453)
Other                                                     (75)                   -
                                                       -------             -------
Net cash from (used in) financing activities           (7,985)             108,164

Effect of exchange rate changes                          (540)                 899
                                                       -------             -------
Net increase (decrease) in cash                       (18,439)              33,266

Cash & equivalents, beginning of period                55,659               16,318
                                                       -------             -------
Cash & equivalents, end of period                    $  37,220           $  49,584
                                                       =======                   =======

The accompanying notes are an integral part of these condensed financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the nine month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

This financial information is intended to be read in conjunction with Hypercom's audited financial statements and footnotes thereto included in Hypercom's Annual Report on Form 10-K for the year ended June 30, 1998.

For comparative purposes, certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company generally recognizes product revenue, including sales to distributors, upon shipment of product. Revenue from service obligations is recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

The Company has a contract in which they provide a warranty to the customer during the installation period by a third party vendor. If the product does not function properly during this period, the Company is obligated to repair it. At initiation of this contract, the Company recognized revenue at the end of the installation period due to its lack of history with the customer and contract, and resulting inability to estimate warranty costs. During the quarter ended March 31, 1999, the Company began recognizing revenue upon shipment for this contract based on the history provided by a large number of sales and its resulting ability to accurately estimate such warranty costs. During the quarter, revenues recognized under this contract totaled $5.7 million, which included incremental revenues of $3.8 million resulting from recognition of revenue upon shipment.


Software Capitalization

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS No. 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.
The Company's product development process is such that technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have not been significant in the past. Accordingly, all software development costs have been expensed as incurred and included in research and development costs. However, during the third quarter of fiscal year ending June 30, 1999, the Company began to capitalize software development costs in relation to the development of software enhancements. The amount that was capitalized in the third quarter ended March 31, 1999, was approximately $1.4 million.

Use Of Derivative Financial Instruments

Due to the increasing market risks resulting from fluctuations in foreign currencies, the Company has begun to use derivative financial instruments to reduce exposures to its net investments in certain foreign locations (principally Brazil). The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments entered into generally include forward exchange contracts and foreign currency options maturing in less than one year. The counterparties to these contracts are major financial institutions and management believes the risk of loss from nonperformance by any counterparty is remote.

Any premiums or discounts related to forward exchange contracts are reported in the balance sheet at cost and amortized to results of operations over the life of the contract. Foreign currency options are reported in the balance sheet at quoted market values. Changes in the market value of foreign currency options are reported in results of operations in the period in which the change occurs. Gains and losses on the forward contracts arising from changes in foreign currency exchange rates are included in results of operations in the period as the rate changes. As of March 31, 1999, the Company had contracts totaling $10.0 million outstanding to hedge against its net investment in Brazil. These contracts expire in May and June 1999. Management intents to continue to hedge its net investments in foreign locations as deemed necessary on an ongoing basis.

New Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held, is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement is required to be adopted and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and the Company will adopt it in the first quarter of Fiscal Year 2000. The Company is evaluating the effect this statement will have on its financial reporting and disclosures as well as on its derivative and hedging activities.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, relating to the treatment of costs incurred to develop software for internal use. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company will adopt this SOP in the first quarter of Fiscal Year 2000. The Company is evaluating the effect this SOP will have on its financial reporting and disclosures.

In April 1998, SOP 98-5, Reporting on the Costs of Start-Up Activities, was issued and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998. The adoption of this standard will have no material effect on the Company's financial reporting and disclosures.

In December 1998, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, was isssued. This SOP modified SOP 97-2 to permit recognition of revenue for the delivered elements of a contract when vendor-specific objective evidence of fair value exists for the undelivered elements of the contract. The SOP will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Hypercom is currently evaluating this SOP's impact on its financial statements.


NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost on a first-in, first-out basis or market value, consisted of the following amounts (in thousands):

               March 31, 1999               June 30, 1998
Purchased parts          $ 24,162                $ 18,710
Work in process             5,339                  11,388
Finished goods             32,325                  30,441
                          -------                 -------
                         $ 61,826                $ 60,539
                          =======                 =======


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

The following table presents certain segment financial information unaudited and in thousands for the three month and nine month periods ended March 31, 1999, and March 31, 1998:

(Unaudited and in thousands)

                                     Three months ended                 Nine months ended
                                       March 31, 1999                     March 31, 1999
                                  POS       Network   Total       POS          Network   Total
                                  Systems   Systems               Systems      Systems
Revenue from external customers   $46,846   $ 9,458    $56,304    $167,488    $25,393   $192,881
Intersegment revenues               1,925     1,942      3,867       6,832      4,258     11,090
                                   ------    ------     ------     -------     ------    -------
Total revenues                    $48,771   $11,400    $60,171    $174,320    $29,651   $203,971
                                   ======    ======     ======     =======     ======    =======
Segment income (loss) from
    operations                    $ 2,803   $ 1,715    $ 4,518    $ 26,400    $ 2,035   $ 28,435
                                   ======    ======     ======     =======     ======    =======
Segment assets                                                    $301,543    $27,084  $328,627
                                                                   =======     ======    =======

                                     Three months ended               Nine months ended
                                       March 31, 1998                  March 31, 1998
                                  POS       Network    Total       POS        Network    Total
                                  Systems   Systems                Systems    Systems
Revenue from external customers  $50,041    $4,298     $54,339     $182,685   $21,800   $204,485
Intersegment revenues                  -     1,182       1,182            -     9,050      9,050
                                   ------    ------     ------     -------     ------    -------
Total revenues                   $50,041    $ 5,480    $55,521     $182,685   $30,850   $213,535
                                   ======    ======     ======     =======     ======    =======

Segment income from (loss)
    operations                    $10,380   $(2,243)   $ 8,137     $ 47,856   $ (393)   $ 47,463
                                   ======    ======     ======     =======     ======    =======
Segment assets                                                     $294,897   $32,552    $327,449

Reconciliation                                  Three months ended   Nine months ended
                                                       March 31,                March 31,
                                                    1999      1998           1999       1998
Income from operations for reportable segments    $ 4,518     $ 8,137        $28,435     $47,463
Elimination of intersegment profits                  (807)     (1,028)         1,992      (1,870)
Unallocated amounts
Corporate expenses                                 (5,455)     (3,949)       (15,581)     (23,870)
                                                   -------     ------         ------       ------
Consolidated income from operations               $(1,744)    $ 3,160        $14,846      $21,723
                                                   =======     ======         ======       ======



NOTE 5 - ACQUISITIONS

Effective October 1, 1998, Hypercom purchased substantially all the assets of The Horizon Group, Inc. (Horizon). Horizon is a national distributor of equipment for Hypercom and other POS equipment manufacturers. In addition to sales of new equipment, the Company provides a variety of services, including refurbishing equipment, help desk, PIN pad key loading, terminal deployment and other custom programs. The acquisition allows Hypercom to meet the needs of a segment of its customer base that requires direct-from-manufacturer terminal services.

The acquisition was accounted for under the purchase method of accounting. The results of Horizon's operations are included in Hypercom's condensed consolidated statements of Income and Cash Flows beginning with the date of acquisition.

Horizon was acquired for $5.0 million in cash and $0.5 million in Hypercom common stock. The agreement provides for additional payments up to $7.0 million, based on Horizon's earnings over the three-year period subsequent to the acquisition date. The additional payments are to be in the form of Hypercom common stock. The intangible assets arising from this transaction will be amortized over periods ranging from five to twenty years.

NOTE 6 - BRAZIL DEVALUATION

As a result of the recent devaluation of the Brazilian Real, the Company recorded a pretax loss of $4.7 million, related to the net monetary asset exposure for the three months ended March 31, 1999.
The Company has entered into hedging strategies to mitigate the impact of future foreign currency fluctuations.



NOTE 7 - SUBSEQUENT EVENTS

Loan Agreement

On April 1, 1999, the Company entered into a floating rate option note payable to refinance certain property of the Company. The principal amount of $10,238,000 is payable in semi-annual installments plus interest at a variable rate, amortized over twenty years with the final maturity on April 1, 2019. The Company has entered into an interest rate swap to fix the interest rate at 7.895%. The notes are collateralized by an unconditional, irrevocable, direct pay letter of credit. The letter of credit is subject to renewal on April 1, 2006.
If the letter of credit is not renewed, the entire remaining principal balance will become due and payable. The letter of credit is collateralized by land and buildings. The Company is required to make increasing monthly deposits of $18,490 up to $81,752 over the life of the notes into a sinking fund to provide periodic repayment of the notes.

The projected aggregate principal payments on the Floating Rate Option Notes, beginning April 1, 1999 are (dollars in thousands):

Fiscal Year
      2000               $   230
      2001                   247
      2002                   267
      2003                   287
      2004                   310
      Thereafter           8,897
                          ------
                         $10,238
                          ======

Change Of Year End

On April 20, 1999, the Company's Board of Directors approved the change of Hypercom's fiscal year end from June 30 to December 31. This change will be implemented as of December 31, 1999. The change aligns the year to more accurately reflect the Company's natural business cycle.

Report of Independent Accountants


To the Board of Directors and Stockholders of Hypercom Corporation


We have reviewed the condensed consolidated balance sheet of Hypercom Corporation and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
May 6, 1999

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes To The Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit
99.1 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


Results of Operations

Net Revenue

Net revenues for the three month period ended March 31, 1999, increased $2.0 million or 3.6% to $56.3 million from $54.3 million in the three months ended March 31, 1998. Within Hypercom's Point of Sales (POS) business segment, net revenues from the United States increased $6.2 million due to $7.3 million generated from the Horizon Group, Inc., which was acquired by Hypercom effective October 1, 1998. Net revenues from the POS segment also increased in Europe by $1.3 million. These increases were offset by decreases in Latin America ($6.3 million) and in Asia ($4.4 million). The $3.2 million revenue decline in the POS business segments was offset by a $5.2 million increase in revenue from Hypercom's Network Systems business segment. This increase primarily stems from a large branch bank customer in the United Kingdom.

For the nine month period ended March 31, 1999, net revenue decreased $11.6 million to $192.9 million from $204.5 million for the nine month period ended March 31, 1998. This decrease in revenue is attributable to slower POS revenues in Asia (decrease of $23.8 million) and Latin America (decrease of $14.6 million). These decreases were partially offset by increased POS revenue from the United States (increase of $17.1 million) and Europe (increase of $6.0 million). Revenue from The Horizon Group, Inc. accounted for $15.0 million of the increase in
United States revenue.   Revenue from Network Systems has increased
$3.6 million from $21.8 million in the nine months ended March 31, 1998, to $25.4 million for the nine months ended March 31, 1999, due to a large branch bank customer in the United Kingdom.

Cost of Revenue

Hypercom's cost of revenue includes the cost of raw materials, manufacturing labor, overhead, and subcontracted manufacturing costs. The cost of revenue increased by $3.6 million from $28.4 million to $32.0 million for the three month period ended March 31, 1999, compared to the same three month period ended March 31, 1998. Hypercom's cost of revenue as a percentage of revenue increased to 56.8% for the three months ended March 31, 1999, up from 52.3% for the three months ended March 31, 1998. The cost of revenue as a percentage of revenue for the nine months ended March 31, 1999, was 52.3%, an increase from the 50.6% for the nine months ended March 31, 1998.

This increase in cost of revenue as a percentage of revenue is the result of the previously mentioned decline in international POS sales that have been replaced by lower margin revenues from the recently acquired Horizon Group. Horizon accounted for $6.9 million of the $32.0 million in cost of revenues for the three months ended March 31, 1999, and $13.1 million of the $100.9 million in cost of revenue for the nine months ended March 31, 1999.


Research and Development Expense

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expense increased by $0.8 million, or 13.7%, to $6.9 million in the three month period ended March 31, 1999, compared to $6.1 million for the three month period ended March 31, 1998. This increase reflects Hypercom's continued investment in new product development.

For the nine month period ended March 31, 1999, Hypercom's research and development expense increased 33.9% to $22.8 million compared to $17.0 million for the same period ended March 31, 1998. The overall increase is a result of development costs for new POS products including the Interactive Customer Environment (ICE) terminal family and the Ascendent Server software.

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS No. 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.
The Company's product development process is such that technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have not been significant in the past. Accordingly, all software development costs have been expensed as incurred and included in research and development costs. However, during the third quarter of fiscal year ended June 30, 1999, the Company began to capitalize software development costs in relation to the development of software enhancements. The amount that was capitalized in the third quarter ended March 31, 1999, was approximately $1.4 million.

Selling, General, and Administrative Expense

Sales and marketing expenses, administrative personnel costs, and facilities operation make up the selling, general, and administrative expenses. These expenses totaled $19.1 million for the three month period ended March 31, 1999, or $2.5 million more than the three month period ended March 31, 1998. As a percentage of revenues, these expenses increased from 30.6% of revenue for the three month period ended March 31, 1998, to 34.0% for three month period ended March 31, 1999. The $2.5 million increase is attributable to:
* $0.5 million of selling, general and administrative expenses related to the operations of The Horizon Group, Inc.,
* $2.0 million increase in international selling expenses related to Asian, Australian, and Latin American markets, and
* Increased corporate overhead expenses related to facilities expansion, personnel and management information systems (MIS) upgrades.

For the nine month period ended March 31, 1999, selling, general and administrative expenses were up $3.2 million to $54.4 million from $51.2 million for the nine month period ended March 31, 1998. The $3.2 million increase was primarily attributable to the following factors:
* $1.7 million of selling, general and administrative expenses related to the operations of The Horizon Group, Inc.,
* $0.7 million of amortized costs related to the acquisition of the Advantage Group, and
* Increased corporate overhead related to facilities expansion, personnel and management information systems (MIS) upgrades.


Non-cash Compensation

Hypercom did not have any non-cash compensation expenses for the three or nine month periods ended March 31, 1999. The non-cash charges for the nine month period ended March 31, 1998, resulted from specific provisions of a compensation package for the President and Chief Executive Officer which terminated upon completion of Hypercom's initial public offering.


Income from Operations

Income from operations decreased by $4.9 million from $3.2 million in the three month period ended March 31, 1998, to a loss of $1.7 million for the three month period ended March 31, 1999. As a percentage of revenue, income from operations decreased from 5.8% to -3.1%, respectively. This loss was attributable to the following:
* $0.8 million in additional research and development expenses,
* $2.5 million of increases in selling, general and administrative expenses, and
* $1.6 million reduction in gross margin.

Income from operations decreased $6.9 million to $14.8 million for the nine month period ended March 31, 1999, from $21.7 million in the nine month period ended March 31, 1998. The decrease in income from operations was attributable to the following:
* Revenue decreased 5.7%, or $11.6 million, with the relating decrease in gross margin of $8.9 million,
* Research and development expense increased 33.9% or $5.8 million, and
* $3.2 million of increased selling, general and administrative expenses.

Net Interest, Foreign Currency Losses and Other Items

Interest income consisted primarily of returns on short and long-term investments, while foreign currency losses resulted from operations in volatile markets, principally in Brazil. During the three month period ended March 31, 1999, the net interest and foreign currency losses amounted to a net loss of $3.6 million compared to income of $1.3 million for the same period ended March 31, 1998. The decrease relates primarily to the Brazilian currency fluctuations. As a result of the recent devaluation of the Brazilian Real, the Company recorded a pretax loss of $4.7 million, related to the net monetary asset exposure for the three months ended March 31, 1999. The Company has entered into hedging strategies for Brazil and Australia to mitigate the impact of future foreign currency fluctuations.

During the nine month period ended March 31, 1999, net interest and other items were a net loss of $2.2 million, as compared to a loss of $0.4 million during the same period ended March 31, 1998.


Income Taxes

The provisions (credits) for Federal, State and foreign taxes were ($1.6) million and $0.4 million in the three months ended March 31, 1999, and March 31, 1998, respectively. The provisions for Federal, State and foreign taxes were $3.9 million and $6.3 million in the nine months ended March 31, 1999, and March 31, 1998. Hypercom's effective tax rate was 31% and 30% for the nine month periods ended March 31, 1999 and 1998, respectively. Hypercom's tax rate is typically lower than the US federal statutory rate due to the following factors:
* Research and experimentation tax credits in Australia and the US,
* Sales in foreign jurisdictions with lower tax rates, and
* The use of a foreign sales corporation offering lower taxes on certain international sales.


Liquidity and Capital Resources

Hypercom requires working capital to support inventory, maintain accounts receivable balances and fund capital expenditures needed to support its operations and net growth.

As of March 31, 1999, Hypercom's working capital was $165.0 million, which included cash, cash equivalents, and short-term investments of $66.4 million. Hypercom funds working capital requirements with cash from operations and short-term borrowing when necessary. Net cash from operating activities was $4.8 million for the nine month period ended March 31, 1999 and the net cash used in operating activities was $6.5 million for the same period in 1998.

Hypercom's capital commitments primarily consist of the purchase or lease of facilities and equipment. Hypercom used $10.0 million in the nine months ended March 31, 1999, to purchase fixed assets. These consisted of:
* $ 4.5 million for facilities expansions, and
* $ 5.5 million for additional equipment including manufacturing equipment, computer hardware and software.

Hypercom maintains a two-year $10.0 million revolving line of credit that expires in December 2000. Hypercom believes that its current net capital position combined with the cash generated by operations and available borrowings are sufficient to fund operations for the foreseeable future.

On April 1, 1999, the Company entered into a floating rate option note payable to refinance certain property of the Company. The principal amount of $10,238,000 is payable in semi-annual installments plus interest a variable rate, amortized over twenty years with the final maturity on April 1, 2019. The Company has entered into an interest rate swap to fix the interest rate at 7.895%. The notes are collateralized by an unconditional, irrevocable, direct pay letter of credit. The letter of credit is subject to renewal on April 1, 2006. If the letter of credit is not renewed, the entire remaining principal balance will become due and payable. The letter of credit is collateralized by land and buildings. The Company is required to make increasing monthly deposits of $18,490 up to $81,752 over the life of the notes into a sinking fund to provide periodic repayment of the notes.

New Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I.

Year 2000 Issues

Hypercom began a comprehensive project in 1996 to prepare its internal computer systems for the year 2000. Hypercom believes it's implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address Hypercom's internal year 2000 compliance issues, and therefore does not believe the year 2000 will have a significant impact on operations.

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

Hypercom's IEN/NAC products do not utilize an internal "clock," and there are no Year 2000 compliance issues with such products. Workstation software products may have a Year 2000 compliance issue because of the operating system and database program utilized by Hypercom's customers, not related to the applications developed and distributed by Hypercom.

Nevertheless, Hypercom makes no warranty or representation regarding Year 2000 compliance and believes it is the customer's ultimate responsibility to verify whether or not there is a Year 2000 compliance issue.

Hypercom faces risk to the extent that suppliers of products and services purchased by Hypercom and others with whom Hypercom transacts business on a worldwide basis do not have business products and services that comply with the year 2000 requirements. Hypercom is in the process of obtaining assurances from most of its key suppliers that their products and services are year 2000 compliant. In the event any such third party cannot in a timely manner, provide Hypercom with products and services that meet the year 2000 requirements, Hypercom could be materially adversely affected.


Backlog

As of March 31, 1999, Hypercom had backlog of $131.0 million, or an increase of 80.9% compared to the same date in 1998. December 31, 1998 backlog was $118 million, September 30, 1998, backlog was $92.2 million and June 30, 1998, was $77.6 million. Backlog includes all revenue specified in signed contracts and purchase orders expected to be realized within one year.


Forward-Looking Statements

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified as follows:

The belief that Hypercom's effective tax rate is typically lower than the us federal statutory rate - Changes in the mix of sales to or away from foreign jurisdictions with lower tax rates and changes in US or foreign tax laws may inhibit Hypercom's ability to maintain its overall effective tax rate at present levels.

The belief that Hypercom's current net capital position, combined with the Cash generated by operations and available borrowings, is sufficient to fund operations for the foreseeable future - Changes in anticipated operating results, credit availability and equity market conditions may inhibit Hypercom's ability to maintain or raise appropriate levels of cash.

The belief that the cost of transitioning to year 2000 compatible Information systems will be offset by cost savings generated through Increased productivity and the ability to enhance internal reporting - Changes in anticipated levels of expenditures, degrees of difficulty in implementing new systems and amounts of cost savings may inhibit Hypercom's ability to offset the cost of transitioning to year 2000 compatible systems.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit Number      Description of Exhibit
--------------      ---------------------
        11.1        Statement re: Computation of Per Share Earnings
        15.1        Letter re: Unaudited Interim Financial Information
        27.1        Financial Data Schedule
        99.1        Cautionary Statement Regarding Forward-
                    Looking Statements and Risk Factors

(b) Reports on Form 8-K

The Company filed Form 8-K on April 27, 1999, regarding the change in the Company's fiscal year end.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 11, 1999     By: /s/ Jonathon E. Killmer
                       Jonathon E. Killmer
                       Senior Vice President and
                       Chief Financial Officer
                       (Duly Authorized Officer and
                        Principal Financial Officer)



EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
     11.1     Statement re: Computation of Per Share Earnings
     15.1     Letter re: Unaudited Interim Financial Information
     27.1     Financial Data Schedule
     99.1     Cautionary Statement Regarding Forward Looking
              Statements and Risk Factors