Form 10-K
period 1999-06-30
HYPERCOM CORP
filed 1999-09-23
CIK 1045769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

          2851 WEST KATHLEEN ROAD,
              PHOENIX, ARIZONA                                     85053
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (602) 504-5000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         COMMON STOCK, $0.001 PAR VALUE         NEW YORK STOCK EXCHANGE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $94,854,472 as of September 16, 1999 (based on the closing price of the common stock on the New York Stock Exchange on that date).

     The number of shares of Common Stock outstanding at September 16, 1999 was 33,199,517.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be held on November 16, 1999 are incorporated by reference into Part I, Part II and Part III, Items 10, 11, 12, and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM
NO.                              CAPTION                             PAGE
----                             -------                             ----
 PART I
 1.    Business....................................................    1
 2.    Properties..................................................   11
 3.    Legal Proceedings...........................................   11
 4.    Submission of Matters to a Vote of Security Holders.........   12

PART II
 5.    Market for Common Equity and Related Shareholder Matters....   13
 6.    Selected Financial Data.....................................   13
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   15
 8.    Financial Statements and Supplementary Data.................   20
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   20

PART III
10.    Directors and Executive Officers of the Registrant..........   21
11.    Executive Compensation......................................   21
12.    Security Ownership of Certain Beneficial Owners and
         Management................................................   21
13.    Certain Relationships and Related Transactions..............   21

PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.......................................................   22
Signatures.........................................................   23
List of Exhibits .......................................... EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     Hypercom Corporation ("Hypercom" or the "Company") is a global provider of electronic payment solutions, including multi-function point-of-sale terminals, peripherals, network products, Ascendent payment and transaction software and Internet-based and electronic commerce payment solutions. On a global basis Hypercom delivers the services and technology infrastructure required to quickly integrate and deploy new payment applications. These applications provide competitive value-added programs, improved business performance and low total cost of ownership. Hypercom markets its products in more than 70 countries through a global network of affiliates and offices in Argentina, Australia, Brazil, Chile, China, Hong Kong, Hungary, Germany, Japan, Mexico, Russia, Sweden, Singapore, the United Kingdom and Venezuela.

     Worldwide, Hypercom is the number two provider of Point of Sale ("POS") payment terminals. Card-based payment is becoming a primary form of value and information exchange, which enables users to engage in payment and non-payment activities such as credit and debit payments, electronic benefits transfers ("EBT"), loyalty systems and couponing, medical claims and payments.

     The Company's POS products -- POS terminals, POS networking equipment, POS transaction software (Ascendent), Internet software, and its POS services, which include deployment, help desk, repair and telecommunications, accounted for 88.3% and 89.7% of Hypercom's net revenues in fiscal 1999 and 1998, respectively, and are sold in more than 70 countries through its direct sales force and a variety of third-party distribution channels.

     Through its Network Systems division, which accounted for approximately 11.7% and 10.3% of Hypercom's net revenues in fiscal 1999 and 1998, respectively, the Company designs and manufactures multi-service, wide area networking ("WAN") solutions for complex enterprise networks requiring consolidation of legacy, local area networking ("LAN"), voice (including voice over Internet protocol ("VoIP")) and video traffic. Its Integrated Enterprise Network ("IEN") family of products gives users flexibility, high performance and low costs for the life of the network.

     Hypercom Corporation is the successor to an Australian company founded by George Wallner, the Company's President and Chief Executive Officer, in 1978. The company's operations were primarily focused on Asian markets until 1987, when the Australian company expanded its operations into the United States. On June 5, 1996, the Company was reincorporated in Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian company and its subsidiaries and affiliates. These restructurings were completed in July 1997.

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

     New electronic payment technologies are expected to facilitate the introduction of additional electronic payment applications, such as sophisticated customer loyalty programs and stored value cards, and the use of POS systems in new vertical industries, such as health care and the electronic payment of government benefits, which is already available in several states and is required to be available for federal programs. In addition, merchants and banks are working together to eliminate processes which are costly and time consuming through the use of the current infrastructure and new POS systems, including the use of the POS terminal for processing checks (check truncation) and retrieval of electronic signatures or receipts in the advent of customer disputes. In addition, the infrastructure development of emerging markets, such as those in Eastern Europe, Russia and China, is expected to contribute to the increasing demand for electronic payment products.

     The increasing use of debit, credit and charge cards and the proliferation of new electronic payment methods and programs are driving the need for POS payment systems which (i) support a wide array of payment and program options,
(ii) are scalable, flexible and cost-effective, (iii) provide fast, secure data transmission and (iv) can work with existing legacy systems, which form the backbone of the electronic payments industry. Many of today's installed base of POS terminals are relatively old and in need of replacement to handle the increased volumes projected for POS transactions, new payment programs that may be offered in the future, new technologies such as chip cards, and new modems and other interfaces to faster telecommunications facilities. In addition, the components of current POS payment systems typically are supplied by multiple vendors which may affect interoperability, scalability and upgradeability.

     ENTERPRISE NETWORKING MARKET. As requirements for the transmission of data, voice, fax and video have become more complex, many enterprises have developed multiple networks which carry different types of traffic (data, voice, fax and video) using a range of protocols (SNA and TCP/IP) and networking technologies (X.25, frame relay, asynchronous transfer mode ("ATM")). Historically, large organizations have performed business-critical data processing predominantly on hierarchical, centralized computer systems, mainly IBM mainframe (legacy) systems. WANs have been built to provide access to these systems and databases from geographically dispersed branch offices.

     As users increasingly demand both savings and quality, carriers and service providers are rolling out new competitive voice and data services supported by packet-based infrastructures and central offices. Hypercom Network Systems service provider solutions enable competitive carriers and Internet service providers ("ISPs") to transmit voice, fax and data traffic using frame relay, Internet Protocol ("IP") and other services.

THE HYPERCOM SYSTEMS SOLUTION

     Hypercom has successfully deployed its core competencies in hardware engineering and manufacturing, software development and international operations to deliver comprehensive, POS payment system solutions that maximize performance and minimize costs. As a result, Hypercom has emerged as a leading worldwide developer, manufacturer and supplier of high-performance, comprehensive POS payment systems and sophisticated enterprise networking products, tailored primarily to POS payment systems networks.

POS SYSTEMS

     The Company believes that its core business, POS systems, has the following key competitive advantages:

          TECHNOLOGY LEADER AND INNOVATOR. The Company has established itself as a technology leader and innovator in the electronic payments industry by developing a number of state-of-the-art POS payment terminals and peripheral products, transaction networking products and transaction processing software. Since the introduction of POS payment terminals in the early 1980s, Hypercom has delivered a series of innovations, such as fast-dial techniques, SDLC terminals, bit-map message formats, dual-track card readers and on-line terminal management. The Company also introduced technology that reduced transaction response times from 20 seconds to less than 10 seconds, which has resulted in substantial savings for Hypercom customers and better service to consumers. Hypercom has developed a comprehensive base of terminal and networking technologies that will enable it to remain a leading innovator in the POS payment systems market. In fiscal 1999, Hypercom's technology leadership continued with the announcement of a new generation of POS payment systems with its Interactive Customer Equipment ("ICE") product line; a new modem technology, FastPOS, which operates at 9600 bits per second ("bps"), allowing not only faster transactions but new applications such as electronic receipt capture; and Ascendent transaction software, which includes functionality for secure Internet payments.

          COMPREHENSIVE POS PAYMENT SYSTEMS PROVIDER. The Company differentiates itself from its competitors by developing, manufacturing and providing total electronic transaction solutions. With its POS payment terminal technology, networking hardware and software and transaction processing software the Company is a systems-level supplier. Most competitors offer only certain components of a POS payment system. In contrast, Hypercom products offer comprehensive payment systems, enabling seamless integration and interoperability with other Hypercom or competitors' products.

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

          INTERNATIONAL EXPERIENCE AND GLOBAL PRESENCE. Hypercom was founded in Australia 21 years ago. It became the largest supplier of POS systems in the Asia/Pacific region prior to its move to the United States. The Company currently sells its products in more than 70 countries. According to the May, 1999 Nilson Report, the Company has the second largest installed base of POS terminals in the U.S. and worldwide, and the largest installed base in Latin America and Asia/Pacific. The Company has gained significant expertise in adapting to local customs, addressing local regulatory, certification and telecommunications requirements and establishing key partnering arrangements with local distributors and resellers. Further, because the Company's products incorporate advanced communications technology, the Company believes that its POS payment systems perform better than its competitors' products in less developed telecommunications environments, most of which support only earlier generations of communications protocols.

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

NETWORK SYSTEMS

     Hypercom Network Systems has leveraged its extensive branch networking expertise in POS payment systems to develop, manufacture, market and support a family of flexible, stackable, multi-service switch/routers under the trade name Integrated Enterprise Network ("IEN"). The Company believes that its Network Systems business has the following key competitive advantages:

          TECHNOLOGICALLY ADVANCED, MULTI-SERVICE ARCHITECTURE. Hypercom's IEN products feature a modular and distributed processing architecture, which supports legacy and client/server environments and multiple traffic types. Each IEN device incorporates a switch, router, Frame Relay Assembler/ Disassembler, protocol converter, dial back-up unit and Channel Service Unit/Data Service Unit, and performs data compression and encryption. These products support all WAN services critical for global networking, including frame relay, X.25 and ISDN, enabling networks to capitalize on the lowest available telecommunications tariffs. IEN products integrate legacy data, LAN, voice, fax and video applications over a single network. The benefits of IEN products include reduced telecommunications costs through the elimination of duplicate networks, consolidation of customer premises equipment, common management interface, optimized network performance, added reliability and system integrity for mission-critical applications.

          EXTENSIVE VOICE/DATA EXPERTISE. In addition to designing and building multi-service networks for Fortune 1000 companies, Hypercom Network Systems has extensive expertise that comes from installing packetized voice solutions for almost 200 companies. IP and Frame Relay technologies have been embraced by the industry for both voice and data. With huge cost savings possible, packetized voice technology will also draw users and providers of voice and data services away from traditional circuit-switched systems. Putting voice traffic on the Internet and other packet networks is progressing quickly and Hypercom Network Systems' IP.tel product line offers an effective packetized voice solution for carriers and alternative providers.

PRODUCTS AND SERVICES

     POS PAYMENT SYSTEMS. The Company's POS payment systems are comprised of a comprehensive range of client/server solutions including: (i) POS terminals and peripherals, (ii) POS network products, which provide efficient, accurate and fast transaction transport, (iii) software products, including terminal application software and terminal management software, that enable remote and automated downloading of terminal application software, and (iv) software products which support ISPs. This comprehensive range of products provides Hypercom customers with turn-key capability to supply high-performance POS payment system solutions to merchants and consumers.

     TERMINALS AND PERIPHERALS. The Company's terminal products include stand-alone terminals, compact terminals that have integrated printers and wireless terminals for specific industry applications, such as automobile rental, restaurants and temporary merchant locations. The Company's terminal products are designed for use with magnetic stripe cards, such as typical credit, debit or charge cards, as well as with smart or chip cards. Terminal functionality ranges from routine tasks, such as credit or debit authorization, electronic draft capture and electronic batch submission and settlement, to high level functions, such as customer loyalty programs, eligibility checking for health insurance or government benefits and time and attendance data collection reporting. These products feature a modular design to allow for easy upgrading as new technologies become available.

     The principal peripheral products that interface with Hypercom terminals include printers, personal identification number entry devices (known as PINpads), signature capture devices and communications products. Printers enable printing of customer receipts. PINpads allow acceptance of magnetic-stripe and chip card-based debit cards and other forms of payment requiring a personal identification number, and allow for support of customer-activated stored value. The Company's S7 PINpad can be connected to any Hypercom T Series terminal, turning it into a full-feature debit or combined debit and data capture terminal. Hypercom's S7 and S8 line of PINpads provide a range of hardware and software features that ensure encryption-key and PIN security. In addition, Hypercom offers the CS7GC Signature Capture PINpad, which enables cost-effective digital capture and storage of signature information for credit card transactions.

     Electronic payment technology is evolving at a rapid pace. Hypercom has recently announced a new generation of POS payment systems with its ICE product line. ICE is a multi-function touch-screen terminal that combines a terminal, PINpad, and signature capture in a single unit and incorporates a high-speed thermal printer and paper cutter, and Hypercom's new FastPOS 9600 bps modem. ICE's easy to operate touch-screen simplifies the most complex tasks and provides the opportunity to deliver promotional, advertising and other visual messages, in addition to electronic receipt capture capabilities.

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

     SOFTWARE PRODUCTS. The four principal categories of the Company's POS software products are transaction processing software, terminal application software, terminal management software, and Internet software.

     Transaction Processing Software. Hypercom's Ascendent brand transaction software was developed to meet market demand for new payment methodologies, value-added programs and increased transaction volumes. Developed by Hypercom, Ascendent software is a comprehensive family of front-end client/server payment and data transaction processing software solutions. The Ascendent client/server software line includes: Loyalty Management System, Advanced Transaction Processor, Network Terminal System, Electronic Receipt Capture, and the Internet product, RealPay.

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

     Internet Software. The Company has begun to develop and distribute software which can be used by small businesses on the Internet, allowing them to establish and support stores on the Internet. Limited distribution of the software has received favorable results, and it is expected that Hypercom's expertise in transaction processing will separate Hypercom's software from its competitors. Such software will be marketed to banks, card processors, and ISPs, who will in turn market directly to merchants.

     ENTERPRISE NETWORKING PRODUCTS. The Company's IEN products consist of a modular family of multi-service switch/routers that enable the integration of business-critical legacy data, LAN, voice, fax and video traffic transmitted among central and remote locations, allowing enterprises to eliminate duplicate networks and facilitate migration to cost-effective switched services. Each IEN device incorporates a switch, router, frame relay access device, protocol converter, dial back-up unit and CSU/DSU, and performs data compression and encryption IEN in a modular system consisting of base chassis with plug-in cards. Plug-in cards support a range of functions, including ISDN, BRI, V.32 bis/V.34 dial backup, DSU 56/64 kbps, data compression and encryption, dual V.35 uplink, T1/E1 interface, 4-port voice card, 2 channel serial user or WAN interface card and single RS232C/V.24 serial I/O.

     The Company also offers the IEN500, a single-slot chassis, which supports two configurations: 2 WAN and 1 serial port and 1 WAN and 2 serial ports. IEN products work with all WAN services critical for global networking, including X.25, ISDN, frame relay and others, using them cost-effectively to capitalize on the lowest available telecommunications tariffs. These products also support a comprehensive range of legacy protocols, including SNA/SDLC, 3270 Bisync, 2780/3780 Bisync, Burroughs Poll Select, X.25 and asynchronous protocols.

     The Company also provides software applications that centralize management, automate routine tasks and integrate with clients' existing network management environments. Hypercom's IENView software is a suite of industry-standards-based applications that allow users to manage their networks from a single integrated console. IENView software provides applications for enterprise and switched internetwork management, remote monitoring, device management, simulation-based planning and problem-solving and performance analysis.

SERVICES

     The Company provides a broad range of services related to its POS payment systems and enterprise networking products. The Company provides consulting services: (i) to assist with strategies and alternatives for POS payment systems, (ii) to assist in the design, installation, integration and management of POS payment systems, and (iii) to design customized software applications. The Company also provides deployment, training, technical assistance, help desk and maintenance services for its products.

CUSTOMERS

     Hypercom POS Systems' customers are predominantly large domestic and international financial institutions, electronic payment processors, independent service organizations ("ISOs") and resellers. These customers generally have substantial POS payment system requirements. Representative direct and indirect POS customers include American Express Company, Bank of America Merchant Services, Banamex, CrediCard Brazil, First Data Merchant Services, TASQ Technologies, National Bank of Australia and Concord Equipment Sales. In any given year, select customers may account for a significant percentage of net revenue. Although no one customer accounted for more than 10% of the Company's net revenue in fiscal 1999, the two largest customers accounted for 12.6% of the Company's net revenue in fiscal 1999 and the five largest customers accounted for 24.2% of the Company's net revenue.

     Hypercom Network Systems' customers generally consist of large financial institutions, retailers, electronic payment processors, resellers and other enterprises that have substantial branch networking requirements spanning an average of 200 sites. Representative direct and indirect network customers include Alamo Rent A Car, American Express Company, AT&T Corp., First Data Merchant Services, The Home Depot, Inc., and The Hong Kong and Shanghai Banking Corporation Group.

     The Company places special emphasis on offering high-performance, technologically-advanced POS payment system solutions and enterprise branch networking products to enable its customers to gain market share in their respective industries.

SALES, MARKETING AND DISTRIBUTION

     The Company sells its POS payment system solutions through its direct sales force and through independent third-party resellers, including financial institutions, electronic payment processors and service providers. The Company recently merged its domestic and international sales, marketing and operations personnel which are now managed from its Phoenix, Arizona headquarters.

     The Company sells its enterprise networking products primarily through a 14-person direct sales force, as well as through distributors, value-added resellers and system integrators, who resell the Company's networking products along with other computer and communications equipment. Because the sale of networking products is highly technical, the sales cycle can be as long as 18 months. The technical nature of the sale also results in increased reliance on resellers who work closely with the Company's customers to identify the benefits that Hypercom enterprise networking products can provide to their businesses. The resellers support the Company's products locally.

     The Company's marketing programs include trade shows, press releases, press interviews, speaker engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by Hypercom's technical publications group.

FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

     For detailed financial information concerning the Company's industry segments and foreign and domestic operations and export sales, reference is made to Note 15 of the Consolidated Financial Statements included in Part II of this form 10-K.

BACKLOG

     As of June 30, 1999, the Company had a backlog of $99 million. Backlog was $77 million at June 30, 1998. The Company has taken steps to reduce terminal manufacturing lead time which reduces the customers' required lead time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods.

     The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one year period.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that it has established a reputation for manufacturing high quality, reliable products and for providing excellent service and support for its products. Through its facilities in Phoenix, Arizona, the Company provides pre- and post-sales consulting, application software development and support, installation services, deployment, customer support and comprehensive repair facilities for its products. The Company also supports its enterprise networking products through remote access to customer installations. Remote access is accomplished either through a dial-up network connection directly to a customer's installation or through a modem connection to the central part of the customer's system. This connection allows Company support personnel to analyze and correct installation and configuration problems remotely. Field support engineers are available to assist with customer emergencies, and third-party field personnel provide additional support for the Company's products.

     The Company provides a five-year warranty on its POS terminal products and one to five-year warranties on other products. The Company has not incurred significant warranty expenses to date. The Company believes that its five-year warranty on POS terminal products has contributed significantly to its reputation for manufacturing high quality, reliable products, and that this warranty results in a lower total cost of ownership than competitors' products.

MANUFACTURING

     The Company's primary manufacturing facility is in China, where the Company manufactures POS payment systems. The Company also manufactures POS products at its facilities in Arizona and Brazil. The Company also relies on third-party suppliers for certain components of its POS payment system products.

     The Company's enterprise networking products are assembled at its Phoenix facility. Certain networking product components are manufactured in Australia. The Company also uses certain components manufactured by various third parties.

     To control product costs, the Company centrally manages its material requirements planning and bills of material from its Phoenix facility on an integrated computer system, which is networked to all Hypercom manufacturing centers. By managing its purchasing centrally, the Company is able to obtain discounts on volume purchases. The Company also maintains sufficient flexibility in its purchasing to allow it to take advantage of favorable pricing in regional markets. Central management of purchases also assists the Company in ensuring that quality components are used in its products.

     For information relating to the Company's dependence on suppliers, see "Dependence On Certain Suppliers And Third-Party Distributors" in Exhibit 99.1 which is attached hereto and incorporated by reference into this Annual Report on Form 10-K.

RESEARCH AND PRODUCT DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. With respect to its POS payment system products, the Company's development efforts are focused on products, including both hardware and software, that support new technologies and payment products emerging in the electronic payments industry. With respect to enterprise networking products, the Company's efforts are focused on developing new capabilities to support real-time integrated data, voice and multimedia communications. The Company works closely with its customers to define new product concepts and identify emerging applications for both its hardware and software products. Development projects are evaluated through a management review process and assigned to the Company's development centers based upon the potential value of the target markets, as well as the technology, staff resources and engineering expertise requirements.

     The Company designs and develops all of its products and incorporates, where appropriate, technologies from third parties and those available in the public domain. The Company's product development units for both POS payment system products and enterprise networking products are principally headquartered in Phoenix, Arizona. Development staffs also are located in Australia; Dallas, TX; Rochester, NY; Hong Kong; Singapore; Sweden; Brazil; Russia and the United Kingdom. The Company maintains a separate development group dedicated to electronic commerce transaction software, which has been located in Australia, but is currently relocating to Atlanta, Georgia, to enhance the ability to hire additional software developers. In addition, relocating in the United States will enhance marketing efforts where it benefits from certain research and experimentation tax credits.

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

     At June 30, 1999, 437 employees of the Company were engaged in research and product development, including 265 in POS payment systems development, 64 in Ascendent development and 108 in enterprise networking systems development. In fiscal 1999, 1998 and 1997, the Company's research and development expenditures were $30.2 million, $23.5 million, and $12.9 million respectively. To date, substantially all of the Company's research and development costs have been expensed as incurred. Beginning in the third quarter of fiscal 1999, the Company began capitalizing costs in relation to the development of specific software enhancements related to its Ascendent software products. The amount capitalized in fiscal 1999 amounted to approximately $2.0 million. The Company expects that it will continue to expend substantial resources on research and product development.

SEASONALITY

     Hypercom continues to experience some degree of seasonality. For this reason, net revenue and results of operations are stronger from July to December reflecting:

     - Increased POS purchases to satisfy increased retail demand during the holiday season,
     - Incentive programs VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems, and
     - Allocation of customers' capital budgets by the end of March with volume shipments beginning in July.

COMPETITION

     The markets in which the Company operates are highly competitive and are becoming increasingly more competitive. With respect to its POS payment system products, the Company competes primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telephone system certifications it has obtained for its products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, quality and support.

     Although the market for the Company's POS payment system products is competitive, the need for highly-reliable and fully-certified software creates a barrier to entry by new competitors. For example, electronic payment processors have specific requirements that POS payment systems software must meet, including requirements relating to security, host communications and message format. Accordingly, POS terminal devices must accurately capture information required to process the transaction, package the information, transmit it to the processor's host system in the specified format and receive the host system's response. Each processor has its own unique requirements that requires the development of different software applications and the successful completion of a lengthy certification process. As a result, to compete effectively, competitors must be able to develop software applications compatible with the diverse requirements of numerous processors of electronic transactions and satisfy the diverse certification standards of these processors. The Company's primary competitor in the POS payment systems market is VeriFone, Inc., which was acquired by Hewlett-Packard Company in 1997.

     With respect to its enterprise networking products, the Company competes primarily on the basis of product features, quality, flexibility, reliability, scalability and interoperability. The market for the Company's enterprise networking products is intensely competitive and is characterized by rapid technological development. The Company's competitors with respect to networking products include: (i) internetworking companies, such as Cisco Systems, Inc. and 3Com Corporation, (ii) FRAD providers, such as Sync Research, Inc., Motorola Information Systems Group, and Netlink, Inc. and (iii) circuit management providers, such as Visual Networks, Inc. and NetScout Systems, Inc. The Company expects that the number of competitors in both the POS payment systems and enterprise networking systems markets will grow due to the growth opportunities in both markets.

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

     The Company currently holds a patent issued in the U.S. (and several other countries) relating to a POS terminal configured with a substantial portion of its functionality at a remote processor, a POS terminal with replaceable printer cartridge, and has several patents pending. Foreign patents have also been issued on several other patent applications, including the replaceable printer mechanism which has been instituted by Hypercom in its integrated POS terminals containing a printer. Hypercom has pending a number of U.S. and foreign patent applications relating to both the POS terminal products as well as the IEN product family.

     The Company has U.S. federal registration for its "Hypercom" trademark. In addition, the Hypercom trademark is registered in 33 countries and has registration pending in 7 countries. In addition to the registered trademark of the Hypercom(R) name and logo, the Company has U.S. federal registrations for the following trademarks: MEGANAC(R), MININAC(R), MINIROUTER(R), TERM-MASTER(R), VIRTUAL MAPPED

SNA(R), PAYSEC(R), CHIPSTRIPE(R) and VIRTUAL POS(R). The Company's trademark applications for U.S. registration include: ASCENDENT(TM), HYPERCOM FASTPOS(TM), HYPERWARE(TM), ICE(TM), ICEPAC(TM), IEN 2000(TM), IP.TEL(TM), IP.TELVIEW(TM), REALPAY(TM), and TOKEN TRACKING SYSTEM(TM).

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

EMPLOYEES

     At June 30, 1999, the Company employed 1,166 persons, including 342 in manufacturing, service and support, 256 in sales and marketing, 333 in engineering and 235 in finance and administration. Approximately 488 employees were in international locations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company as of September 1, 1999:

        Albert A. Irato, 61: Chairman of the Board of Directors since July 1, 1999; and Vice Chairman, Chief Executive Officer, and President from October 1992 until June 30, 1999.

        George Wallner, 48: President and Chief Executive Officer since July 1, 1999; Chief Technologist since he founded the Company in 1978; and Chairman of the Board of Directors from 1978 until June 30, 1999.

        Paul Wallner, 45: President of Hypercom Network Systems, since 1995.

        Jairo Gonzalez, 37: Managing Director, Global Sales and Marketing, since July 1, 1999; and President of Hypercom International from 1990 to June 30, 1999.

        Jonathon Killmer, 58: Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Hypercom Corporation since January, 1999; Senior Vice President, Chief Financial Officer and Treasurer of Digi International Inc. from October 1996 to October 1998; Managing Partner of the Minneapolis/St. Paul Coopers & Lybrand L.L.P. office from October 1990 to September 1996.

        Chris Alexander, 51: President of Hypercom Transaction Systems Group since July 1, 1999; Chief Operating Officer Hypercom Corporation from October 1, 1998 to June 30, 1999; and Chief Operating Officer of Hypercom International from 1993 to September 30, 1998.

        Peter J. Stutsman, 46: General Counsel, Corporate Secretary, Senior Vice President, Legal and Contract Affairs since September 1998, Secretary and Vice President, Legal and Contract Affairs since September 1997, and Corporate Secretary since October 1995.

ITEM 2.  PROPERTIES

     The Company's principal administrative, assembly and warehouse facilities are located in Phoenix, Arizona, where it owns an approximate 142,000 square foot building. The Company leases an adjacent 23,800 square foot building for Hypercom Network Systems. The lease expires August 31, 2011.

     The Company leases an approximate 20,000 square foot facility in Sydney, Australia, and owns an approximate 17,000 square foot facility in Brazil which are utilized for additional POS manufacturing capacity. The Company also leases office space in Arizona, Florida, Georgia, Maryland, Missouri, New York, Texas, Hong Kong, China, Singapore, Sweden, Japan, Chile, Argentina, Venezuela, Mexico, Russia, Hungary and the United Kingdom, all of which are dedicated primarily to POS sales and support. The Company believes that its facilities are adequate for its operations and will be sufficient for the foreseeable future. Reference is hereby made to Note 13 of the Consolidated Financial Statements on page 42 for detailed information relating to the Company's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is also subject to claims and litigation incident to its business. On September 23, 1998, an employee of the Company filed a lawsuit in the Maricopa County Superior Court against two senior executives of the Company and the Company alleging sexual misconduct by the executives and is seeking damages, including punitive damages. The employee also filed a claim with the Equal Employment Opportunity Commission (EEOC), which was later dismissed. Subsequent to the filing of the lawsuit, the employee changed counsel and new counsel has, orally, threatened to file a shareholder's derivative lawsuit, presumably arising out of the same alleged misconduct. The lawsuit that is currently on file stems out of alleged misconduct for which the employee has already released the Company and the senior executives. The employee is alleging, among other things, that the release is invalid. The court has scheduled an evidentiary hearing to determine the enforceability of the parties' settlement agreement for October 1999. Based upon a variety of factors, the release previously executed by the employee and the Company's evaluation of the merits of the claims against it, the Company believes that the lawsuit will not have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HYC". The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported by the NYSE.

                                                    HIGH        LOW
                                                   -------    -------
FISCAL YEAR 1999
First Quarter....................................  $10.500    $ 4.938
Second Quarter...................................   12.000      4.375
Third Quarter....................................   13.938      5.313
Fourth Quarter...................................    9.563      5.563

FISCAL YEAR 1998
First Quarter....................................       --         --
Second Quarter...................................   17.313     12.750
Third Quarter....................................   18.938     11.118
Fourth Quarter...................................   13.818      9.938

     The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay cash dividends on its common stock is also limited by certain covenants contained in a loan agreement to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" on page 17.

     The approximate number of shareholders of record as of September 16, 1999 was 2,200.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of Hypercom at the dates and for each of the periods indicated. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical consolidated financial data may not be indicative of the Company's future performance.

(Dollars in thousands except per share amounts)

                                                       YEAR ENDED JUNE 30
                               ------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               ----------    ----------    ----------    ----------    ----------
Net revenue..................  $  261,515    $  257,227    $  196,742    $  163,556    $  146,168
Cost of revenue..............     141,831       130,475       103,672        92,349        83,016
                               ----------    ----------    ----------    ----------    ----------
Gross margin.................  $  119,684    $  126,752    $   93,070    $   71,207    $   63,152
                               ==========    ==========    ==========    ==========    ==========
Percent of net revenue.......        45.8%         49.3%         47.3%         43.5%         43.2%

Selling, general and
  administrative.............  $   74,772    $   72,506    $   52,530    $   44,741    $   27,687
Research and development.....      30,249        23,495        12,926         8,509         5,422
Non-cash compensation(1).....          --        10,963         4,784         2,061           698
                               ----------    ----------    ----------    ----------    ----------
                               $  105,021    $  106,964    $   70,240    $   55,311    $   33,807
                               ==========    ==========    ==========    ==========    ==========

Income from operations.......  $   14,663    $   19,788    $   22,830    $   15,896    $   29,345
                               ==========    ==========    ==========    ==========    ==========

Net income...................  $    9,173    $   13,989    $   15,562    $   12,289    $   19,556
                               ==========    ==========    ==========    ==========    ==========
Income per share (diluted)...  $     0.27    $     0.44    $     0.60    $     0.33    $     0.53
Shares used in calculation...  34,428,468    31,829,855    25,753,921    37,105,563    36,601,078
Cash and equivalents.........  $   36,727    $   55,659    $   16,318
Working capital..............     162,152       186,799        61,972
Total assets.................     276,280       259,577       138,741
Short and long term debt.....      11,284         1,797        24,570
Total stockholders' equity...     226,023       220,431        60,894

---------------
(1) Non-cash compensation was charged in connection with stock options granted to an executive officer. Upon completion of the Company's initial public offering in November 1997, this form of compensation ceased and no charge was incurred in the third and fourth quarters of fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated and the percentage change in such operating results between periods. Results for any one or more periods are not necessarily indicative of future results:

                                                                                 PERIOD TO PERIOD
                                                                                INCREASE (DECREASE)
PERCENTAGE OF NET REVENUE                         FISCAL YEAR ENDED JUNE 30,     1999         1998
                                                  --------------------------        COMPARED TO
                                                   1999      1998      1997      1998         1997
                                                  ------    ------    ------    -------      ------
Net revenue.....................................  100.0%    100.0%    100.0%       1.7%       30.7%
Costs of revenue................................   54.2      50.7      52.7        8.7        25.9
                                                  -----     -----     -----
Gross profit....................................   45.8      49.3      47.3       (5.6)       36.2
Selling, general and administrative.............   28.6      28.2      26.7        3.1        38.0
Research and development........................   11.6       9.1       6.6       28.7        81.8
Non-cash compensation...........................     --       4.3       2.4     (100.0)      129.2
                                                  -----     -----     -----
Income from operations..........................    5.6       7.7      11.6      (25.9)      (13.3)
Interest income net of interest expense.........    1.8       0.7       0.1
Foreign currency exchange gain(loss)............   (2.6)     (0.7)      0.2
                                                  -----     -----     -----
Income before income taxes......................    4.8       7.7      11.9      (36.7)       15.1
Income taxes....................................    1.3       2.3       4.0
                                                  -----     -----     -----
Net income......................................    3.5%      5.4%      7.9%     (34.4)      (10.1)
                                                  =====     =====     =====

     Net revenues by geographic region are presented in the following table as a percentage of net revenues for the periods indicated:

                                                               FISCAL YEAR ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                              1999    1998    1997
                     Revenues by Region                       ----    ----    ----
  United States.............................................   54%     43%     44%
  Latin America (includes Mexico)...........................   23      29      24
  Asia/Pacific..............................................   13      22      30
  Europe....................................................   10       6       2
                                                              ---     ---     ---
          Totals............................................  100%    100%    100%

  Comparison of Fiscal Years Ended June 30, 1999 and 1998

     Net revenue in fiscal 1999 increased $4.3 million or 1.7% primarily due to the acquisition of the Horizon Group, Inc. ("Horizon") in fiscal 1999. The increase in revenue reflected growth in the United States and Europe where the Company has been establishing new sales and service operations. Revenues in Asia and Latin America have slowed due to regional economic conditions and currency devaluation.

     Gross profit as a percentage of net revenue decreased from 49.3% in fiscal 1998 to 45.8% in fiscal 1999. This decrease was due in part to the impact of Horizon which is a national distributor of equipment for Hypercom and other POS manufacturers. Horizon historically operates at margins significantly less (12%-15%) than the Company's historical gross profit margin. In addition, gross profit also declined due to reduced selling prices as a result of increased worldwide competitive factors as well as declining economic conditions in some foreign countries.

     Selling, general and administrative expense increased $2.3 million, or 3.1%, to $74.8 million in fiscal 1999 as the Company continued to invest in its worldwide operations, including expanding its headquarter facilities in Phoenix, Arizona as well as a new distribution center, opening new international sales and support offices, and expanding and improving its worldwide administrative, financial, and information technology related infrastructure.

     Research and development expense increased $6.7 million, or 28.7%, to $30.2 million in fiscal 1999. The increase was primarily for POS product development as the Company prepared to introduce in fiscal 1999 its new ICE terminal products; its FastPOS 9600 bps terminals; and Ascendent client/server software. Beginning in the third quarter of fiscal 1999, the Company began capitalizing costs in relation to the development of specific software enhancements related to its Ascendent software products. The amount capitalized in fiscal 1999 was approximately $2.0 million.

     Non-cash compensation was previously charged in connection with a grant of stock options which included a stock repurchase arrangement. The Company recorded a non-cash compensation charge of $11.0 million in the first half of fiscal 1998 and incurred no further charge during the year as the repurchase arrangement terminated upon the closing of the Company's initial public offering in November, 1997. There was no non-cash compensation charge for fiscal 1999.

     Income from operations decreased $5.1 million, or 25.9%, to $14.7 million in fiscal 1999 due primarily to reduced gross margins, higher selling, general and administrative expenses and higher research and development expense.

     Net interest income for fiscal 1999 increased $2.8 million to $4.6 million from $1.8 million in fiscal 1998. Interest income consisted primarily of returns on short and long-term investments net of interest expense incurred related to short term bank borrowings.

     Foreign currency losses resulted from operating in volatile markets, principally Brazil. During fiscal 1999 the Company recorded a $4.4 million loss related to the net monetary asset exposure in Brazil. The Company has entered into hedging strategies to mitigate the impact of future foreign currency fluctuations.

     The provisions for federal, state, and foreign income taxes were $3.4 million and $5.9 million for the fiscal years ended June 30, 1999 and 1998, respectively. The Company's effective rate of tax was 27% and 30% for the fiscal years ended June 30, 1999 and 1998. The Company tax rate is typically lower than the US federal statutory rate due to:

     - Research and experimentation credits in Australia and the US.
     - Sales in foreign jurisdictions with lower tax rates.
     - The use of foreign sales corporations offering lower taxes on certain international sales.

  Comparison of Fiscal Years Ended June 30, 1998 and 1997

     Net revenue in fiscal 1998 increased $60.5 million or 30.7% due to increased POS Systems revenue of $58.1 million. The increase in POS Systems revenue reflected strong growth in Europe where the Company established new sales and service operations. Latin America also experienced strong growth and benefited from a new manufacturing facility in Sao Paulo, Brazil. Growth in Asia slowed due to local currency devaluation. Network Systems revenue growth was also slowed due to economic uncertainties in Asia and increased competition in its branch access networking equipment markets.

     Gross profit as a percentage of net revenue increased to 49.3% in fiscal 1998 from 47.3% in fiscal 1997. This increase was due to lower costs realized from a transfer of the Australian manufacturing operations to manufacturing in China and to the Company's facilities in Phoenix, Arizona.

     Selling, general and administrative expense increased $20.0 million, or 38.0%, to $72.5 million in fiscal 1998. $6.6 million of this increase was the continued expansion of selling and administrative activities in Network Systems; $2.7 million of this increase was related to the introduction of the Company's Ascendent POS client/server software products; and $2.5 million of the increase was for the establishment of a new POS sales and service infrastructure in Europe. The remaining increases related to normal growth caused by increased business with a $6.3 million increase for ongoing expansion of sales operations in the United States,

Latin America and Asia and $1.9 million increase in the Company's corporate, general and administrative areas.

     Research and development expense increased $10.6 million, or 81.8%, to $23.5 million in fiscal 1998, of which $9.2 million of the increase was for POS product development as the Company prepared to introduce in fiscal 1999 its new ICE terminal products; its FastPOS 9600 bps terminals; and Ascendent client/server software.

     Non-cash compensation was charged in connection with a grant of stock options which included a stock repurchase arrangement. The Company recorded a non-cash compensation charge of $11.0 million in the first half of fiscal 1998 and incurred no further charge during the year as the repurchase arrangement terminated upon the closing of the Company's initial public offering in November, 1997.

     Income from operations decreased $3.0 million to $19.8 million in fiscal 1998 due primarily to an increase of $6.2 million in non-cash compensation and higher selling, general and administrative expense and higher research and development expense

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. Additionally, in November 1997, the Company completed its initial public offering which provided $125.7 million in cash. The Company's principal uses of cash historically have been to support inventory and accounts receivable growth, pay operating expenses and fund capital expenditures.

     The Company's working capital was $162.1 million as of June 30, 1999 compared to $186.8 million at June 30, 1998. The decrease in working capital in 1999 primarily relates to the acquisition of the assets of The Horizon Group Inc., JTS ChequeOut Solutions, Inc., and ICL Sverige AB during the fiscal year, as well as a shift in investments from short to long-term.

     Capital expenditures totaled $12.8 million and $10.0 million in fiscal years 1999 and 1998, respectively, while depreciation was $5.5 million in fiscal 1999 and $4.1 million in fiscal 1998.

     The Company believes that its current funds are sufficient to fund operations for the foreseeable future. The Company also has a revolving line of credit of $10 million with Bank One, Arizona, N.A. The balance outstanding was zero at June 30, 1999. The loan agreement contains various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum owner's equity and debt coverage ratios.

NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). Proper accounting for changes in fair value of derivatives held, is dependent on whether the derivative transaction qualifies as an accounting hedge and on the classification of the hedge transaction. The statement was originally required to be adopted and is effective for all fiscal years beginning after June 15, 2000. The Company is evaluating the effect Statement 133 will have on its financial reporting and disclosures as well as on its derivative and hedging activities.

     In December 1998, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions was issued. This SOP modified SOP 97-2 to permit recognition of revenue for the delivered elements of a contract when the vendor-specific objective evidence of fair value exists for the undelivered elements of the contract. The SOP will be effective for transactions that are entered into in the fiscal years beginning after March 15, 1999. Hypercom is currently evaluating this SOP's impact on its financial statements.

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

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, relating to the treatment of costs incurred to develop software for internal use. This SOP is effective for the financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company will adopt the SOP in the first quarter of Fiscal Year 2000. The Company is evaluating the effect this SOP will have on the Company's financial reporting and disclosures.

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

     Nevertheless, the Company disclaims financial liability regarding Year 2000 compliance and believes it is the customer's ultimate responsibility to verify whether or not there is a Year 2000 compliance issue, and the Company expressly disclaims any warranty or representation made in the foregoing regarding the Company's products, and provides this information in compliance with published guidance of the Securities and Exchange Commission.

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

BACKLOG

     As of June 30, 1999, the Company had a backlog of $99 million. Backlog was $77 million at June 30, 1998. The Company has taken steps to reduce terminal manufacturing lead time which reduces the customers' required lead time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods.

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

     Forward looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99.1 which is attached hereto and incorporated by reference into this Annual Report on Form 10-K. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

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

     A substantial portion of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Although no hedging transactions were entered into during the fiscal year ended June 30, 1999, the Company has since established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility.

     The Company does not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "Risks Associated with International Operations and Foreign Currency Fluctuations" of "Cautionary Statement Regarding Forward Looking Statements and Risk Factors" set forth in
Exhibit 99.1 attached hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors: The information set forth in the Company's 1999 Proxy Statement under the caption "Board of Directors" is incorporated herein by reference.

     (b) Identification of Executive Officers: See Part I of this Form 10-K.

     (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934:
         The information set forth in the Company's 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth in the Company's 1999 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference. The sections captioned "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance Graph" in the Company's 1999 Proxy Statement are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the Company's 1999 Proxy Statement under the caption "Security Ownership of Principal Stockholders and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth in the Company's 1999 Proxy Statement under the caption "Certain Transactions and Relationships" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         1. Consolidated Financial Statements of Hypercom Corporation
              Report of Independent Accountants......................   25
              Consolidated Balance Sheets as of June 30, 1999 and
               1998..................................................   26
              Consolidated Statements of Income for the Years Ending
               June 30, 1999, 1998 and 1997..........................   27
              Consolidated Statements of Stockholders' Equity for the
               Years Ending June 30, 1999, 1998 and 1997.............   28
              Consolidated Statements of Cash Flows for the Years
               Ending June 30, 1999, 1998 and 1997...................   29
              Notes to Consolidated Financial Statements.............   30
         2. Financial Statement Schedule
              Report of Independent Accountants on Financial
               Statement Schedule....................................   48
              Financial Statement Schedule...........................   49

     (b) The Company filed a Form 8-K on April 27, 1999, regarding the change in the Company's fiscal year end from June 30 to December 31.

     (c) The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning on Page 49 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 1999

                                          Hypercom Corporation

                                          By /s/ GEORGE WALLNER

                                            ------------------------------------
                                            George Wallner
                                            President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 15, 1999.

SIGNATURE                                              TITLE
---------                                              -----
(1) Principal Executive, Financial and Accounting Officers

/s/ GEORGE WALLNER                                     President, Chief Executive Officer and
-----------------------------------------------------  Director
George Wallner

/s/ JONATHON E. KILLMER                                Executive Vice President, Chief Financial
-----------------------------------------------------  Officer
Jonathon E. Killmer                                    and Chief Administrative Officer

(2) Directors

/s/ ALBERT IRATO                                       Chairman of the Board
-----------------------------------------------------
Albert Irato

/s/ PAUL WALLNER                                       Director
-----------------------------------------------------
Paul Wallner

/s/ JAIRO GONZALEZ                                     Director
-----------------------------------------------------
Jairo Gonzalez

SIGNATURE                                              TITLE
---------                                              -----
/s/ WILLIAM E. FISHER                                  Director
-----------------------------------------------------
William E. Fisher

/s/ PETER J. HART                                      Director
-----------------------------------------------------
Peter J. Hart

/s/ JOCK PATTON                                        Director
-----------------------------------------------------
Jock Patton

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Hypercom Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Hypercom Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Phoenix, Arizona
July 20, 1999

                              HYPERCOM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,
                                                              --------------------
                   (DOLLARS IN THOUSANDS)                       1999        1998
                   ----------------------                     --------    --------
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 36,727    $ 55,659
  Marketable securities, at market..........................    26,731      42,641
  Accounts receivable, net of allowance for doubtful
     accounts of $4,470 and $3,729..........................    52,589      43,989
  Inventories, net..........................................    57,482      60,539
  Deferred income taxes.....................................    11,430      10,991
  Prepaid taxes.............................................     4,762       2,893
  Prepaid expenses and other current assets.................    11,894       7,173
                                                              --------    --------
Total current assets........................................   201,615     223,885
  Property, plant and equipment, net........................    30,756      23,570
  Advances to related parties...............................        --         258
  Long-term investments.....................................    21,344       9,931
  Goodwill, net of amortization of $361.....................     6,062          --
  Intangible assets, net of amortization of $361............     4,886          --
  Other assets..............................................    11,617       1,933
                                                              --------    --------
Total assets................................................  $276,280    $259,577
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 18,316    $ 17,134
  Accrued liabilities.......................................    14,599      16,537
  Deferred revenue..........................................     3,824         608
  Income taxes payable......................................     2,234       2,209
  Current portion of long-term obligations..................       490         598
                                                              --------    --------
Total current liabilities...................................    39,463      37,086
  Deferred income taxes.....................................        --         861
  Long term obligations.....................................    10,794       1,199
                                                              --------    --------
Total liabilities...........................................    50,257      39,146
Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares
     authorized; 33,199,517 and 33,548,625 shares issued and
     outstanding for June 30, 1999 and 1998, respectively...        13          13
  Additional paid-in capital................................   146,011     145,601
  Receivables from stockholders.............................    (1,498)     (1,498)
  Retained earnings.........................................    85,488      76,315
                                                              --------    --------
                                                               230,014     220,431
  Treasury stock (at cost)..................................    (3,991)         --
                                                              --------    --------
Total stockholders' equity..................................   226,023     220,431
                                                              --------    --------
Total liabilities and stockholders' equity..................  $276,280    $259,577
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              HYPERCOM CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED JUNE 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          -----------------------------------------
                                                            1999            1998             1997
                                                          --------   -------------------   --------
Net revenue.............................................  $261,515        $257,227         $196,742
Costs and expenses:
  Costs of revenue......................................   141,831         130,475          103,672
  Research and development..............................    30,249          23,495           12,926
  Selling, general and administrative...................    74,772          72,506           52,530
  Non-cash compensation.................................        --          10,963            4,784
                                                          --------        --------         --------
Total costs and expenses................................   246,852         237,439          173,912
                                                          --------        --------         --------
Income from operations..................................    14,663          19,788           22,830
Interest and other income...............................     5,888           4,435            2,248
Interest expense........................................    (1,228)         (2,155)          (1,718)
Interest expense -- related party.......................        --            (446)            (422)
Foreign currency (loss) gain............................    (6,757)         (1,760)             445
                                                          --------        --------         --------
Income before income taxes..............................    12,566          19,862           23,383
Provision for income taxes..............................    (3,393)         (5,873)          (7,821)
                                                          --------        --------         --------
Net income..............................................  $  9,173        $ 13,989         $ 15,562
                                                          ========        ========         ========
Net income per share:
  Basic earnings per share..............................  $   0.28        $   0.46         $   0.62
  Weighted average basic common shares..................    33,148          30,215           25,000
  Diluted earnings per share............................  $   0.27        $   0.44         $   0.60
  Weighted average diluted common shares................    34,428          31,830           25,754

  The accompanying notes are an integral part of these consolidated financial statements

                              HYPERCOM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK       ADDITIONAL    RECEIVABLES                             TOTAL
(DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)  --------------------    PAID-IN         FROM        RETAINED   TREASURY   STOCKHOLDER
                                               SHARES     BALANCE    CAPITAL     STOCKHOLDERS'   EARNINGS    STOCK       EQUITY
                                             ----------   -------   ----------   -------------   --------   --------   -----------
Balance as of June 30, 1996............      25,000,000     $ 4      $    425       $(1,961)     $46,764    $    --     $ 45,232
  Contributions from stockholders......                                   540                                                540
  Advances to stockholders.............                                                (440)                                (440)
  Net income...........................                                                           15,562                  15,562
                                             ----------     ---      --------       -------      -------    -------     --------
Balance as of June 30, 1997............      25,000,000       4           965        (2,401)      62,326         --       60,894
  Issuance of common stock.............       8,500,000       9       127,491                                            127,500
  Costs of public offering.............                                (1,768)                                            (1,768)
  Reclassification of redeemable common
     stock.............................                                18,506                                             18,506
  Exercise of options..................          38,625                   247                                                247
  Payment of advances to stockholders..                                               2,276                                2,276
  Advances to stockholders.............                                              (1,373)                              (1,373)
  Acquisition of investee..............          10,000                   160                                                160
  Net income...........................                                                           13,989                  13,989
                                             ----------     ---      --------       -------      -------    -------     --------
Balance as of June 30, 1998............      33,548,625      13       145,601        (1,498)      76,315         --      220,431
  Purchase of treasury stock...........        (587,700)                                                     (5,396)      (5,396)
  Issuance of common stock.............          45,541                   410                                                410
  Issuance of treasury stock...........         189,301                                                       1,369        1,369
  Exercise of options..................           3,750                                                          36           36
  Net income...........................                                                            9,173                   9,173
                                             ----------     ---      --------       -------      -------    -------     --------
Balance as of June 30, 1999............      33,199,517     $13      $146,011       $(1,498)     $85,488    $(3,991)    $226,023
                                             ==========     ===      ========       =======      =======    =======     ========

  The accompanying notes are an integral part of these consolidated financial statements

                              HYPERCOM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
(DOLLARS IN THOUSANDS)                                        --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net income................................................  $   9,173   $  13,989   $ 15,562
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Non-cash compensation expense...........................         --      10,963      4,784
    Depreciation/amortization...............................      6,566       4,164      2,888
    Bad debt expense........................................      1,386       2,972      1,427
    Provision for excess and obsolete inventory.............      2,925       2,510        994
    Foreign currency (gain) loss............................      6,757       1,760       (445)
    Deferred income taxes...................................     (1,446)     (5,153)    (2,948)
    Other...................................................         --         134       (231)
  (Increase) decrease in:
    Accounts receivable.....................................     (9,837)    (16,102)    (7,316)
    Inventories.............................................      4,940      (6,617)   (15,290)
    Prepaid income taxes....................................     (1,932)      3,281     (6,127)
    Prepaid expenses and other current assets...............     (4,567)     (1,351)    (2,715)
    Other assets............................................     (6,767)         --         --
  Increase (decrease) in:
    Accounts payable........................................     (6,647)     (5,272)     2,208
    Accrued liabilities.....................................     (2,421)      2,625      5,930
    Deferred revenue........................................      3,216      (7,782)     6,707
    Income taxes payable....................................         25         150     (2,163)
    Other liabilities.......................................         --           0        (70)
                                                              ---------   ---------   --------
Net cash provided by operating activities...................      1,371         271      3,195
                                                              ---------   ---------   --------
Cash flow used in investing activities:
  Advances to related parties...............................         --          --       (518)
  Repayments from related parties...........................        294          --        641
  Notes receivable..........................................     (3,900)         --         --
  Payments received on notes receivables....................        723          --         --
  Acquisition of controlling interest in subsidiaries, (net
    of cash acquired).......................................     (9,279)       (500)        --
  Acquisition of other assets...............................     (2,068)         --         --
  Proceeds from disposal of property, plant and equipment...        438         120      1,260
  Purchase of property, plant and equipment.................    (12,768)    (10,023)    (6,930)
  Purchase of investments...................................   (247,399)   (242,164)      (546)
  Proceeds from maturity of investments.....................    252,000     189,559         61
                                                              ---------   ---------   --------
Net cash used in investing activities.......................    (21,959)    (63,008)    (6,032)
                                                              ---------   ---------   --------
Cash flow provided by financing activities:
  Proceeds of bank notes payable and other debt
    instruments.............................................     72,837      65,795     76,746
  Repayment of bank notes payable and other debt
    instruments.............................................    (66,465)    (89,266)   (72,761)
  Advances to stockholders..................................         --      (1,373)      (530)
  Payment of advances to stockholders.......................         --       2,276         --
  Proceeds from issuance of common stock....................        746     127,747         --
  Purchase of treasury stock................................     (5,396)         --         --
  Contributions from stockholders...........................         --          --        540
  Stock offering costs......................................         --      (1,768)        --
                                                              ---------   ---------   --------
Net cash provided by financing activities...................      1,722     103,411      3,995
                                                              ---------   ---------   --------
Effect of exchange rate changes.............................        (66)     (1,333)      (953)
                                                              ---------   ---------   --------
Net increase (decrease) in cash.............................    (18,932)     39,341        205
Cash and equivalents, beginning of period...................     55,659      16,318     16,113
                                                              ---------   ---------   --------
Cash and equivalents, end of period.........................  $  36,727   $  55,659   $ 16,318
                                                              =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS:

     Hypercom Corporation (with its subsidiaries, the "Company") is a worldwide developer, manufacturer, and supplier of point-of-sale ("POS") payment systems and enterprise networking products.

     The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company's sales and support offices located in the United Kingdom, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through the Company's subsidiaries in Mexico, Brazil, Chile, Argentina and Venezuela; however, certain manufacturing operations exist in Brazil. The Company's primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/Pacific operations are also engaged in product development and product distribution through the Company's subsidiaries or business units in Singapore, Hong Kong, Japan and Australia.

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

  Foreign Currency

     The foreign subsidiaries use the U.S. dollar as the functional currency. Their local currency financial statements are remeasured as follows; monetary assets and liabilities at year-end exchange rates, and inventories, property and nonmonetary assets and liabilities at historical rates. During the years ended June 30, 1999, 1998 and 1997, the Company recorded net gains (losses) on remeasurement of approximately ($5,275,000), ($2,084,000) and $630,000, respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately ($1,482,000), $324,000 and ($185,000), respectively. These amounts are included in the results of operations.

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

  Fair Value of Financial Instruments

     The Company values financial instruments as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term investments is determined based on quoted market prices. The fair value of long-term obligations is estimated by discounting the future cash flows required under the terms of each respective debt agreement by current market rates for the same or similar issues of debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments. The Corporation does not acquire, hold, or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company's core business activities.

  Inventories

     Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out ("FIFO") costs.

  Capitalized Software

     Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS No.
86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's historical product development process was such that technological feasibility was established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product was ready for initial shipment were not historically significant. Accordingly, prior to fiscal year 1999 all software development costs were expensed as incurred and included in research and development costs. However, due to a change in certain software development documentation during the fiscal year ended June 30, 1999, certain software development costs required capitalization. The amount that was capitalized in the year ended June 30, 1999, was approximately $2.0 million.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building.......................................  31.5 years
Machinery and equipment........................  5-7 years
Furniture and fixtures.........................  5-7 years
Vehicles.......................................  5 years
Leasehold improvements.........................  2.5-15 years

     For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

  Goodwill

     Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired, which is being amortized on a straight-line basis over periods ranging from 5 to 20 years.

  Intangible assets

     Intangible assets represent capitalized software costs, acquired customer lists, work force and covenants not to compete, which are being amortized on a straight-line basis over periods ranging from 5 to 7.5 years.

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

     The Company has a contract in which it provides a warranty to the customer during the third party installation period. If the product does not function properly during this period, the Company is obligated to repair it. At initiation of this contract, the Company recognized revenue at the end of the installation period due to its lack of history with the customer and contract, and resulting inability to estimate warranty costs. During the year ended June 30, 1999, the Company began recognizing revenue upon shipment for this contract based on the history provided by a large number of sales and its resulting ability to accurately estimate such warranty costs. During the year, revenues recognized under this contract totaled $11.7 million, which included incremental revenues of $4.4 million, resulting from recognition of revenue upon shipment.

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

     In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
NUMERATOR -- BASIC AND DILUTED EPS:
Net income............................................  $ 9,173    $13,989    $15,562
                                                        =======    =======    =======
Denominator -- Basic EPS:
  Weighted average common shares outstanding..........   33,148     30,215     25,000
                                                        =======    =======    =======
Basic earnings per share..............................    $0.28      $0.46      $0.62
                                                        =======    =======    =======
DENOMINATOR -- DILUTED EPS:
  Denominator -- Basic EPS............................   33,148     30,215     25,000
  Effect of Dilutive Securities -- Common stock
     options..........................................    1,280      1,615        754
                                                        -------    -------    -------
Weighted average diluted common shares outstanding....   34,428     31,830     25,754
                                                        =======    =======    =======
Diluted earnings per share............................    $0.27      $0.44      $0.60
                                                        =======    =======    =======

  Treasury Stock

     In June, 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's stock. Shares repurchased under this authorization were used to offset dilution caused by the Employees Stock Purchase Plan and Stock Option Plan. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders equity. When treasury shares are issued, the Company uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of retained earnings.

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

  New Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). The statement was originally required to be adopted and is effective for all fiscal years beginning after June 15, 2000. The Company is evaluating the effect Statement 133 will have on its financial reporting and disclosures as well as on its derivative and hedging activities.

     In December 1998, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions was issued. This SOP modified SOP 97-2 to permit recognition of revenue for the delivered elements of a contract when the vendor-specific objective evidence of fair value exists for the undelivered elements of the contract. The SOP will be effective for transactions that are entered into in the fiscal years beginning after March 15, 1999. Hypercom is currently evaluating this SOP's impact on it financial statements.

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

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, relating to the treatment of costs incurred to develop software for internal use. This SOP is effective for the financial statements for fiscal years beginning after December 15, 1998, and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of this SOP. The Company is evaluating the effect this SOP will have on the Company's financial reporting and disclosures.

3. CONCENTRATIONS OF CREDIT AND OTHER RISKS:

  Financial Instruments

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term investments.

     The Company's cash and cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company, in the normal course of business, maintains balances in excess of the Federal Deposit Insurance Corporation's insurance limit. The balance in excess of the insurance limit at June 30, 1999 and 1998 was approximately $1.5 million and $5.2 million, respectively. The Company also maintains balances in foreign banks that are used for current operations of subsidiaries located abroad. Foreign deposits that are uninsured amounted to approximately $12.5 million and $8.3 million as of June 30, 1999 and 1998, respectively.

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

     As of June 30, 1999, the Company maintained significant accounts receivable balances in the Asia Pacific region, which are subject to the economic risks inherent to that region.

4. MARKETABLE SECURITIES:

     As of June 30, 1999 and 1998, the difference between amortized cost and fair market value of the Company's marketable securities and long-term investments was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The municipal bonds and corporate notes have maturities that range from three months to two years. As of June 30, 1999 and 1998, marketable securities consist of the following (dollars in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Municipal bonds and government securities................  $ 8,053    $34,201
Corporate bonds..........................................    8,443      6,671
Commercial paper.........................................   10,235         --
Mutual funds.............................................       --      1,769
                                                           -------    -------
     Total marketable securities.........................  $26,731    $42,641
                                                           =======    =======

Municipal bonds and government securities................  $13,070    $ 3,740
Corporate bonds..........................................    8,274      6,191
                                                           -------    -------
     Total long-term investments.........................  $21,344    $ 9,931
                                                           =======    =======

5. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     A summary of carrying amounts and fair values as of June 30, 1999 and 1998 are as follows (dollars in thousands):

                                                     1999                      1998
                                            ----------------------    ----------------------
                                            CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                             AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                            --------    ----------    --------    ----------
Financial Assets:
  Cash and cash equivalents...............  $36,727      $36,727      $55,659      $55,659
  Marketable securities...................   26,731       26,731       42,641       42,641
  Long-term investments...................   21,344       21,344        9,931        9,931

Financial Liabilities:
  Long-term obligations...................   11,284       11,284        1,797        1,822

6. INVENTORIES:

     Inventories consist of the following (dollars in thousands):

                                                                JUNE 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Purchased parts..........................................  $20,308    $18,710
Work in process..........................................    5,249     11,388
Finished goods...........................................   31,925     30,441
                                                           -------    -------
                                                           $57,482    $60,539
                                                           =======    =======

7. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (dollars in thousands):

                                                               JUNE 30,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Land and improvements...................................  $  4,664    $ 4,264
Building................................................    10,791      6,027
Machinery and equipment.................................    22,721     17,022
Furniture and fixtures..................................     4,224      2,826
Vehicles................................................     1,142      1,096
Leasehold improvements..................................     1,710      1,617
                                                          --------    -------
                                                            45,252     32,852
Less accumulated depreciation...........................   (14,496)    (9,282)
                                                          --------    -------
                                                          $ 30,756    $23,570
                                                          ========    =======

8. LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following (dollars in thousands):

                                                                 JUNE 30,
                                                            ------------------
                                                              1999       1998
                                                            --------    ------
Floating Rate Option note payable to Bank One, Arizona;
  payable in semi-annual installments plus interest at a
  variable rate, due April 1, 2019; collateralized by
  unconditional, irrevocable, direct pay letter of
  credit. ................................................  $10,220     $   --
Capital leases............................................      658        825
Note payable to Bank One, Arizona; interest at 8.92%; due
  January 2001; collateralized by deed of trust on land
  and building. Repaid in fiscal year 1999. ..............       --        972
Other.....................................................      406         --
                                                            -------     ------
                                                             11,284      1,797
Current portion of long-term obligations..................     (490)      (598)
                                                            -------     ------
                                                            $10,794     $1,199
                                                            =======     ======

     In connection with the floating rate option note, the letter of credit is subject to renewal on April 1, 2006. If the letter of credit is not renewed, the entire remaining principal balance will become due and payable. The letter of credit is collateralized by land and buildings. The Company is required to make increasing monthly deposits of $18,490 up to $81,752 over the life of the note into a sinking fund to provide periodic repayment of the notes. The Company has entered into an interest rate swap agreement to fix the interest rate at 7.895%. The interest rate swap agreement matures at the time the related note matures. The Corporation is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Corporation does not anticipate nonperformance by the counterparties.

     During fiscal 1999, the Company entered into a $10.0 million revolving line of credit agreement with Bank One, Arizona. Under the terms of the agreement, the Company may borrow up to an amount equal to 80% of its accounts receivable under ninety days past due and 35% of its raw material (purchased parts) and finished goods inventory. There was no outstanding balance at June 30, 1999.

     The loan agreements relating to the floating rate option notes and line of credit with Bank One, Arizona, NA impose various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreements contain certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum owner's equity and debt coverage ratios.

     The aggregate principal payments due on long-term obligations are as follows (dollars in thousands):

YEAR ENDING JUNE 30,
--------------------
2000...............................................  $   490
2001...............................................      779
2002...............................................      524
2003...............................................      297
2004...............................................      314
Thereafter.........................................    8,880
                                                     -------
                                                     $11,284
                                                     =======

9. INCOME TAXES:

     Income before income taxes consisted of the following (dollars in thousands):

                                                          JUNE 30,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
Income (loss) before income taxes:
  United States...............................  $13,702    $21,149    $13,621
  Foreign.....................................   (1,136)    (1,287)     9,762
                                                -------    -------    -------
                                                $12,566    $19,862    $23,383
                                                =======    =======    =======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

                                                                JUNE 30,
                                                           -------------------
                                                             1999       1998
                                                           --------    -------
Deferred tax assets, current:
  Inventory valuation and reserves.......................  $  2,471    $ 2,948
  Compensation accruals..................................     7,437      7,268
  Allowance for doubtful accounts........................       662         --
  Other..................................................       860        775
                                                           --------    -------
     Deferred tax assets, current........................  $ 11,430    $10,991
                                                           ========    =======
Deferred tax assets (liabilities), non-current:
  Tax loss carry forwards................................  $  2,384    $ 1,004
  Property, plant and equipment..........................    (1,035)      (747)
  Other..................................................    (1,203)    (1,118)
                                                           --------    -------
Net deferred tax assets (liabilities), non-current.......  $    146    $  (861)
                                                           ========    =======

     The components of income tax expense are as follows (dollars in thousands):

                                                                   JUNE 30,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------    -------    -------
Current:
  Federal.............................................  $ 3,584     $ 8,473    $ 6,904
  State...............................................      277       1,239      1,227
  Foreign.............................................      978       1,314      2,638
                                                        -------     -------    -------
                                                          4,839      11,026     10,769
Deferred:
  Federal.............................................      (35)     (3,810)    (2,601)
  State...............................................       (5)       (653)      (446)
  Foreign.............................................   (1,406)       (690)        99
                                                        -------     -------    -------
                                                         (1,446)     (5,153)    (2,948)
                                                        -------     -------    -------
                                                        $ 3,393     $ 5,873    $ 7,821
                                                        =======     =======    =======

     Consolidated income tax expense differed from the amount computed by applying the U.S. federal income tax rate to income taxes before income as shown below:

                                                                      JUNE 30,
                                                              ------------------------
                                                                1999      1998    1997
                                                              --------    ----    ----
Tax expense at the federal statutory rate...................    35.0%     35.0%   35.0%
State income taxes, net of federal income tax benefit.......     1.4       4.1     3.4
Foreign taxes attributable to foreign operations less than
  federal statutory.........................................    (3.2)     (2.5)   (3.3)
Research and experimentation credit.........................    (9.0)     (4.5)   (2.1)
Foreign Sales Corporation...................................    (2.2)     (7.0)   (2.7)
Tax Exempt interest.........................................    (3.5)     (1.4)
Translation loss............................................    11.8       9.1
Other.......................................................    (3.4)     (3.2)    3.1
                                                                ----      ----    ----
Effective tax rate..........................................    26.9%     29.6%   33.4%
                                                                ====      ====    ====

     As of June 30, 1999, 1998 and 1997, the Company had not provided deferred income tax benefits on cumulative losses of individual international subsidiaries of $29,200,000, $5,620,000, $2,109,000, respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $7,855,000, $1,663,000, $704,000 respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions.

10. PROFIT SHARING PLANS:

     The Company has a 401(k) profit sharing plan covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended June 30, 1999 and 1998 was $867,000 and $36,000, respectively.

     Beginning with fiscal year 1999, the Company will pay a matching contribution each pay period of 50% of the employee's contributions, up to 6% of employee's compensation, to the Federal limit of $10,000 per calendar year.

11. STOCKHOLDERS' EQUITY:

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

  Stock Options and Non-cash Compensation

     In connection with an officer's employment agreement (the "Agreement"), as amended, the Company provided for stock options to be granted to an officer equal to 1.0% of the outstanding common shares of the Company as of June 30, 1992, 1993 and 1994 with exercise prices equal to the fair market values defined by a net income formula in the Agreement ("Defined Fair Market Value") at the respective dates. The options are exercisable as of July 1, 1995, 1996 and 1997, respectively, and remain exercisable for 10 years from these dates. The Agreement also provides for additional stock options immediately exercisable to purchase 1.0% of the outstanding common stock of the Company on January 1, 1994 and 1995 with an exercise price equal to the Defined Fair Market Value as of the respective dates; the options remain exercisable for 10 years. In accordance with variable plan accounting, compensation expense of $0, $10,963,000, and $4,784,000 was recognized for the years ended June 30, 1999, 1998 and 1997, respectively.

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

     A summary of the Company's stock option activity and related information follows:

                                                         YEAR ENDED JUNE 30,
                                ----------------------------------------------------------------------
                                        1999                    1998                     1997
                                ---------------------   ---------------------   ----------------------
                                            WEIGHTED                WEIGHTED                 WEIGHTED
                                 SHARES      AVERAGE     SHARES      AVERAGE     SHARES       AVERAGE
                                  UNDER     EXERCISED     UNDER     EXERCISED     UNDER      EXERCISED
                                 OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS       PRICE
                                ---------   ---------   ---------   ---------   ---------    ---------
Beginning balance
  outstanding.................  3,745,875     $5.83     2,943,750     $4.75     1,030,000      $1.62
Granted.......................  1,520,304      9.98       860,750      9.65     1,913,750       6.43
Exercised.....................     (3,750)     9.60       (38,625)     6.40            --
Forfeited.....................   (177,750)     9.12       (20,000)     9.60            --
                                ---------               ---------               ---------
Ending balance outstanding....  5,084,679      6.96     3,745,875      5.83     2,943,750       4.75
                                =========               =========               =========
Exercisable at end of year....  2,179,971     $4.41     1,917,125     $3.84     1,436,250      $3.77
                                =========               =========               =========

     The following table summarizes additional information about the Company's stock options outstanding as of June 30, 1999:

                                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                       ------------------------------------    ---------------------
                                                     WEIGHTED      WEIGHTED                 WEIGHTED
                                        SHARES        AVERAGE      AVERAGE      SHARES      AVERAGE
                                         UNDER       REMAINING     EXERCISE      UNDER      EXERCISE
RANGE OF EXERCISE PRICES                OPTIONS     CONTRACTUAL     PRICE       OPTIONS      PRICE
------------------------               ---------    -----------    --------    ---------    --------
$0.66 - 2.66.........................  1,030,000     4.5 years      $ 1.62     1,030,000     $ 1.62
$5.00 - 8.00.........................  2,006,375     7.7 years        6.43       992,877       6.42
$8.50 - 12.94........................  2,043,304     9.1 years       10.14       156,094       9.99
$18.00...............................      5,000     8.7 years       18.00         1,000      18.00
                                       ---------                               ---------
                                       5,084,679                               2,179,971
                                       =========                               =========

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 6.50%; an average expected time to exercise of five years; expected volatility of 88%; and no dividends.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended June 30, 1999 and 1998 follows (dollars in thousands except for net income per share information):

                                                                    JUNE 30,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------    -------    -------
Pro forma net income...................................   $7,078     $11,713    $14,834
Pro forma net income per share -- Basic................     0.21        0.39       0.59
Pro forma net income per share -- Diluted..............     0.21        0.37       0.58

     The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

  Employee Stock Purchase Plan

     On September 8, 1997, the Company's Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees of the Company to purchase shares of the Common Stock through periodic payroll deductions. The initial offering period commenced immediately following the Initial Public Offering and extended through June 30, 1998, with subsequent offering periods beginning every six months thereafter. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of Common Stock for each participant's account at a price equal to 90% of the fair market value of the Common Stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee's earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of Common Stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the plan, for the fiscal years ended June 30, 1999 and 1998 the Company sold 68,100 and 45,541 shares to employees at weighted average prices of $8.77 and $9.00 a share, respectively.

  Preferred Stock

     On September 8, 1997, the Company's board of directors authorized 10,000,000 shares of $0.001 par value preferred stock. As of June 30, 1999, no shares were outstanding.

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

12. BRAZIL DEVALUATION:

     As a result of the devaluation of the Brazilian Real, the Company recorded a pretax loss of $4.4 million related to the net monetary asset exposure for the fiscal year ended June 30, 1999. This loss is included in the $6.7 million foreign currency loss for the fiscal year ended June 30, 1999.

13. COMMITMENTS AND CONTINGENCIES:

  Lease Commitments

     The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties. The Company also leases various equipment and vehicles under capital leases. Future minimum payments under the operating and capital leases are as follows (dollars in thousands):

                                                            OPERATING    CAPITAL
YEAR ENDING JUNE 30,                                         LEASES      LEASES
--------------------                                        ---------    -------
2000......................................................   $2,060       $260
2001......................................................    1,137        311
2002......................................................      670         73
2003......................................................      297         10
2004......................................................      215          4
Thereafter................................................      449
                                                             ------       ----
Total minimum lease payments..............................   $4,828       $658
                                                             ======
Less imputed interest.....................................                  69
                                                                          ----
Present value of minimum lease payments...................                $589
                                                                          ====

  Litigation

     In November 1997, the Company entered into a settlement agreement with a then employee (now a former employee) in which the former employee agreed to waive any and all claims against the Company and its employees arising from or relating to past employment in exchange for certain monetary and non-monetary consideration. The former employee subsequently filed a lawsuit against the Company. The Company has filed a counterclaim and a motion to enforce settlement based on the former employee's apparent breach of the settlement agreement. The counsel for the plaintiff has submitted alternative settlement proposals to the Company including a structured payment of $4 million over up to 35 years, or a cash settlement of $1.75 million plus establishment of an educational trust. The Company intends to vigorously defend the lawsuit, however the Company's management is currently unable to predict the outcome with certainty and accordingly, has not accrued any liability.

     The Company is subject to other legal demands, which have arisen in the ordinary course of its business. Although there can be no assurance as the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

14. RELATED PARTY TRANSACTIONS:

  Hypercom Unit Trust

     During fiscal 1999, 1998 and 1997, the Company paid approximately $92,000, $97,000, and $109,000 in rent to Hypercom Unit Trust, a trust fund controlled by certain stockholders.

  Express Card Systems, Inc.

     A relative of an officer of the Company is a Vice President of Express Card Systems, Inc. ("ECS"), a sales company, which derives a significant portion of its revenues from products sold to the Company. During fiscal 1999, 1998 and 1997, ECS was paid $246,000, $314,000 and $340,000, respectively, with respect to sales of product to the Company.

15. SEGMENT INFORMATION:

     The Company has two reportable segments: POS Systems and Network Systems. POS Systems develops, manufactures, markets and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets and supports enterprise networking systems.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

     The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the years ended June 30, 1999, 1998 and 1997 (dollars in thousands):

                                                    FISCAL YEAR ENDED JUNE 30, 1999
                                               ------------------------------------------
                                               POS SYSTEMS    NETWORK SYSTEMS     TOTAL
                                               -----------    ---------------    --------
Revenue from external customers..............   $231,011          $30,504        $261,515
Intersegment revenues........................      8,976            5,506          14,482
                                                --------          -------        --------
Total revenues...............................   $239,987          $36,010        $275,997
                                                ========          =======        ========
Segment income from operations...............   $ 30,586          $   (80)       $ 30,506
                                                ========          =======        ========
Depreciation and amortization expense........   $  4,398          $   529        $  4,927
                                                ========          =======        ========
Segment assets...............................   $303,561          $23,116        $326,677
                                                ========          =======        ========

                                                    FISCAL YEAR ENDED JUNE 30, 1998
                                               ------------------------------------------
                                               POS SYSTEMS    NETWORK SYSTEMS     TOTAL
                                               -----------    ---------------    --------
Revenue from external customers..............   $230,839          $26,388        $257,227
Intersegment revenues........................         --            1,680           1,680
                                                --------          -------        --------
Total revenues...............................   $230,839          $28,068        $258,907
                                                ========          =======        ========
Segment income (loss) from operations........   $ 55,118          $(4,828)       $ 50,290
                                                ========          =======        ========
Depreciation and amortization expense........   $  2,157          $   453        $  2,610
                                                ========          =======        ========
Segment assets...............................   $311,011          $28,350        $339,361
                                                ========          =======        ========

                                                    FISCAL YEAR ENDED JUNE 30, 1997
                                               ------------------------------------------
                                               POS SYSTEMS    NETWORK SYSTEMS     TOTAL
                                               -----------    ---------------    --------
Revenue from external customers..............   $172,682          $24,060        $196,742
Intersegment revenues........................         --           10,468          10,468
                                                --------          -------        --------
Total revenues...............................   $172,682          $34,528        $207,210
                                                ========          =======        ========
Segment income (loss) from operations........   $ 32,005          $ 3,933        $ 35,938
                                                ========          =======        ========
Depreciation and amortization expense........   $  2,199          $   435        $  2,634
                                                ========          =======        ========
Segment assets...............................   $186,863          $31,455        $218,318
                                                ========          =======        ========

RECONCILIATION

                                                                   YEAR ENDED JUNE 30,
                                                            ---------------------------------
                                                              1999        1998         1997
                                                            --------    ---------    --------
NET REVENUES
Net Revenues for reportable segments......................  $275,997    $ 258,907    $207,210
  Elimination of intersegment profits.....................   (14,482)      (1,680)    (10,468)
                                                            --------    ---------    --------
       Total Consolidated Revenues........................  $261,515    $ 257,227    $196,742
                                                            ========    =========    ========
INCOME FROM OPERATIONS
Income from Operations for reportable segments............  $ 30,506    $  50,290    $ 35,938
  Elimination of intersegment profits.....................     4,813       (3,021)     (5,341)
  Unallocated amounts:
     Corporate expenses...................................   (20,656)     (27,481)     (7,767)
                                                            --------    ---------    --------
       Consolidated income from Operations................  $ 14,663    $  19,788    $ 22,830
                                                            ========    =========    ========
DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses from reportable
  segments................................................  $  4,927    $   2,610    $  2,634
  Unallocated amounts:
     Corporate depreciation and amortization..............     1,639        1,554         254
                                                            --------    ---------    --------
       Consolidated depreciation and amortization
          expense.........................................  $  6,566    $   4,164    $  2,888
                                                            ========    =========    ========
ASSETS
Segment Assets............................................  $326,677    $ 339,361
  Unallocated amounts:
     Corporate Assets.....................................   143,057      140,697
  Eliminations:
     Intercompany receivables.............................   (94,432)    (131,840)
     Investments in related parties.......................   (49,937)     (34,707)
     Advances to related parties..........................   (43,380)     (43,742)
     Profit in ending inventory...........................    (4,841)     (10,192)
     Other profit eliminations............................      (864)
                                                            --------    ---------
       Consolidated assets................................  $276,280    $ 259,577
                                                            ========    =========

     Net revenues to external customers are based on the location of the customer. Geographic information as of June 30, 1999, 1998 and for each of the three years ended June 30, 1999, 1998 and 1997 is presented in the table below (dollars in thousands):

                                 UNITED STATES    LATIN AMERICA     ASIA/PACIFIC    EUROPE      TOTAL
                                 -------------    --------------    ------------    -------    --------
YEAR ENDING JUNE 30, 1999
Revenues.......................    $141,100          $59,461          $34,253       $26,701    $261,515
Long-lived assets..............      52,924            7,576            7,995         6,799      75,294
YEAR ENDING JUNE 30, 1998
Revenues.......................     110,410           74,632           57,909        14,276     257,227
Long-lived assets..............      16,096            4,774            3,188           595      24,653
YEAR ENDING JUNE 30, 1997
Revenues.......................      86,904           47,482           58,233         4,123     196,742

16. ACQUISITIONS:

  Horizon Sales Group, Inc.

     Effective October 1, 1998, Hypercom purchased substantially all the assets of the Horizon Group, Inc. (Horizon). Horizon is a national distributor of equipment for Hypercom and other POS manufacturers. In addition to sales of new equipment, Horizon provides a variety of services, including refurbishing equipment, help desk, PIN pad key loading, terminal deployment and other custom programs.

     Horizon was acquired for $5.0 million in cash and $0.5 million in Hypercom common stock issued from Treasury Stock. The agreement provides for additional payments up to $7.0 million, based on Horizon's earnings over the three-year period subsequent to the acquisition date. The additional payments, if applicable, are to be in the form of Hypercom common stock.

     The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition was allocated to identifiable net tangible assets and liabilities of $1.0 million, identifiable intangibles of $3.2 million and goodwill of $1.6 million. The results of Horizon's operations are included in Hypercom's consolidated statements of income and cash flows beginning with the date of the acquisition.

  SP/RJ Service Company

     Effective January 1, 1999 Hypercom's Brazilian subsidiary purchased substantially all of the assets of SP/RJ Service Company (SP/RJ) for $900,000 in cash. SP/RJ is primarily involved in the installation and maintenance of POS terminals in Southern Brazil.

     The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of ($0.3) million and goodwill of $1.2 million. The results of the operations are included in Hypercom's consolidated statements of income and cash flows beginning with the date of the acquisition.

  JTS ChequeOut Solutions Inc.

     Effective April 8, 1999, Hypercom purchased substantially all the assets of the Rochester, N.Y.-based JTS ChequeOut Solutions Inc., a provider of card-based, multi-lane financial and marketing systems for U.S. supermarket chains for $1.5 million in cash and $0.569 million in common stock issued from treasury stock.

     The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of ($40,000) and goodwill of $2.1 million. The results of the operations are included in Hypercom's consolidated statements of income and cash flows beginning with the date of the acquisition.

  ICL Financial Terminals

     Effective April 14, 1999, Hypercom purchased substantially all the assets of the payment security business of ICL's Financial Terminals division in Sweden. ICL Financial Terminals is a provider of secure payment devices, smart card products and self-service point-of-sale (POS) terminals.

     The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of $0.3 million and goodwill of $1.3 million. The results of the operations are included in Hypercom's consolidated statements of income and cash flows beginning with the date of the acquisition.

     The purchase price was $1.5 million in cash. The acquisition agreement also provides for a contingent payment of $0.5 million cash to be paid to ICL upon Hypercom's collection of $6 million from ICL relating to ICL meeting an annual purchase requirement of $6 million in product from Hypercom by April 1, 2000.

17. CHANGE OF YEAR END:

     On April 20, 1999, the Company's Board of Directors approved the change of Hypercom's fiscal year end from June 30 to December 31. This change will be implemented as of December 31, 1999.

18. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                               1999       1998        1997
                                                              -------    -------    --------
Interest paid...............................................  $  (455)   $(2,543)   $ (2,247)
                                                              =======    =======    ========
Income taxes paid...........................................  $(5,652)   $(4,837)   $(15,880)
                                                              =======    =======    ========
Cash and Noncash Investing and Financing Activities
Acquisition of plant and equipment through capital leases...       --    $   698    $    133
                                                                         =======    ========
Changes in accounts payable related to the purchase of
  property,
  plant & equipment.........................................  $   210    $   367    $     36
                                                              =======    =======    ========
Acquisition of controlling interest in subsidiaries:
  Assets acquired (net of seller financing).................  $18,290    $   744
  Liabilities assumed.......................................   (7,942)      (244)
                                                              -------    -------
  Net assets acquired.......................................   10,348        500
  Less issuance of Treasury Stock...........................   (1,069)        --
                                                              -------    -------
Net cash paid for acquisition of controlling interest in
  subsidiaries..............................................  $ 9,279    $   500
                                                              =======    =======

19. INTERIM FINANCIAL RESULTS (UNAUDITED):

     The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 1999 and 1998. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts.)

                                                        FISCAL 1999
                                   ------------------------------------------------------
                                   SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,    FISCAL YEAR
                                   -------------    ------------    ---------    --------    -----------
Net revenue......................     $65,983         $70,594        $56,304     $68,634      $261,515
Gross margin.....................      33,355          34,338         24,327      27,664       119,684
Income (loss) from operations....       7,324           9,266         (1,744)       (183)       14,663
Net income (loss)................       5,755           6,604         (3,666)        480         9,173
Basic earnings (loss) per
  share..........................        0.17            0.20          (0.11)       0.01          0.28
Diluted earnings (loss) per
  share..........................        0.17            0.19          (0.11)       0.01          0.27

                                                        FISCAL 1998
                                   ------------------------------------------------------
                                   SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,    FISCAL YEAR
                                   -------------    ------------    ---------    --------    -----------
Net revenue......................     $78,937         $71,209        $54,339     $52,742      $257,227
Gross margin.....................      38,106          36,919         25,894      25,833       126,752
Income (loss) from operations....      14,698           3,865          3,160      (1,935)       19,788
Net income (loss)................       9,110           1,841          4,034        (996)       13,989
Basic earnings (loss) per
  share..........................        0.36            0.06           0.12       (0.03)         0.46
Diluted earnings (loss) per
  share..........................        0.35            0.06           0.11       (0.03)         0.44

ITEM 14(a)2  FINANCIAL STATEMENT SCHEDULE

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Hypercom Corporation

     Our audits of the consolidated financial statements referred to in our report dated July 20, 1999 which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PricewaterhouseCoopers LLP

Phoenix, Arizona
July 20, 1999

                          FINANCIAL STATEMENT SCHEDULE

                                                               ADDITIONS
                                                        -----------------------
                                          BALANCE AT    CHARGED TO   CHARGED TO
                                         BEGINNING OF   COSTS AND      OTHER                   BALANCE AT END
                                            PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                         ------------   ----------   ----------   ----------   --------------
                                                                (DOLLARS IN THOUSANDS)
YEAR ENDED JUNE 30, 1997:
  Allowance for doubtful accounts......     $ 761         $1,427                   $(1,409)        $ 779
  Inventory reserves...................     2,133            994                      (525)        2,602
YEAR ENDED JUNE 30, 1998:
  Allowance for doubtful accounts......       779          2,972                       (22)        3,729
  Inventory reserves...................     2,602          2,510                      (469)        4,643
YEAR ENDED JUNE 30, 1999:
  Allowance for doubtful accounts......     3,729          1,386                      (645)        4,470
  Inventory reserves...................     4,643          2,925                    (2,295)        5,273

                                LIST OF EXHIBITS

EXHIBIT
  NO.                            EXHIBIT DESCRIPTION
-------                          -------------------
   3.1       Amended and Restated Certificate of Incorporation of the
             Company. Incorporated by reference to Exhibit 3.1 of the
             Company's Registration Statement on Form S-1 (Registration
             No. 333-35461).
   3.2       Amended and Restated Bylaws of the Company. Incorporated by
             reference to Exhibit 3.2 of the Company's Registration
             Statement on Form S-1 (Registration No. 333-35461).
   4         Amended and Restated Certificate of Incorporation of the
             Company. Incorporated by reference to Exhibit 3.1 of the
             Company's Registration Statement on Form S-1 (Registration
             No. 333-35461).
  10.1(a)**  Revolving Credit Agreement by and between Hypercom
             Corporation and Bank One, Arizona, NA, dated January 20,
             1998.
  10.1(b)    Modification Agreement to Revolving Credit Agreement by and
             between Hypercom Corporation and Bank One, Arizona, NA,
             dated January 25, 1999.
  10.2*      Lease, as amended, dated June 14, 1996, by and between
             Estes-Samuelson Partnership and Hypercom, Inc.
  10.3*      Hypercom Corporation Long-Term Incentive Plan.+
  10.4*      Hypercom Corporation 1997 Employee Stock Purchase Plan.+
  10.5*      Promissory Note, dated October 17, 1994, by and between
             Hypercom, Inc., and George Wallner.+
  10.6*      Hypercom Corporation Nonemployee Directors' Stock Option
             Plan.+
  10.7*      Employment Agreement with Jairo Gonzalez, dated January 1,
             1997.+
  10.8*      Employment Agreement with Albert A. Irato, dated January 1,
             1997.+
  10.9*      Loan Agreement, dated October 12, 1996, by and between
             Hypercom Pty. Ltd., and George Wallner.+
  10.10*     Loan Agreement, dated October 12, 1996, by and between
             Hypercom Pty. Ltd., and Paul Wallner.+
  10.11*     Description of lease by and between Hypercom Pty. Ltd., and
             Hypercom Unit Trust.
  10.12      Severance agreement, dated June 1, 1999 by and between
             Thomas Linnen and Hypercom Corporation.
  10.13      Promissory Note by and between Hypercom Corporation and
             Capital One Funding Corporation, dated April 1, 1999.
  10.14      Reimbursement Agreement by and between Hypercom Corporation,
             Bank One, Arizona, NA, and Capital One Funding Corporation,
             dated April 1, 1999.
  21         Subsidiaries of the Company
  23         Consent of Independent Public Accountants
  27         Financial Data Schedule
  99.1       Cautionary Statement Regarding Forward-Looking Statements
             and Risk Factors

---------------
 * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35641).

** Incorporated by reference to the Company's Annual Report on Form 10-K/A filed on November 3, 1998.

 + Management or Compensatory Plan Agreement.