Form 10-Q
period 1999-09-30
HYPERCOM CORP
filed 1999-11-09
CIK 1045769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 1-13521

                              HYPERCOM CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                            86-0828608
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


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


                                  Yes X No ___


Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of November 8, 1999, was 33,195,767.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                               Page
-------   ---------------------                                               ----
ITEM 1.   Financial Statements .........................................        3

          Notes to Condensed Consolidated Financial
          Statements ...................................................        6

          Review Report of Independent Accountants .....................       10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................       11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ...       16


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings ............................................       17

ITEM 2.   Changes in Securities and Use of Proceeds ....................       17

ITEM 4.   Submission of Matters to a Vote of Securities Holders ........       17

ITEM 6.   Exhibits and Reports on Form 8-K .............................       17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HYPERCOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (Unaudited and in thousands)

 ASSETS                                                                    September 30      June 30
                                                                              1999             1999
                                                                           ------------     ---------
Current assets:
      Cash and cash equivalents                                            $  40,335        $  36,727
      Marketable securities, at market                                        19,299           26,731
      Accounts receivable (net of allowance for
        doubtful accounts of $3,193 and $3,082)                               55,954           52,589
      Inventories                                                             60,116           57,482
      Deferred income taxes                                                   11,421           11,430
      Prepaid taxes                                                            4,727            4,762
      Prepaid expenses and other current assets                               14,722           11,894
                                                                           ---------        ---------
           Total current assets                                              206,574          201,615

Property, plant and equipment, net                                            34,448           30,756
Long-term investments                                                         19,529           21,344
Goodwill, net of amortization of $624 and $361                                 5,829            6,062
Intangible assets, net of amortization of $838 and $361                        4,964            4,886
Other assets                                                                  14,005           11,617
                                                                           ---------        ---------
           Total assets                                                    $ 285,349        $ 276,280
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                     $  16,968        $  18,316
      Accrued liabilities                                                     14,628           14,599
      Deferred revenue                                                         9,173            3,824
      Income taxes payable                                                     3,523            2,234
      Current portion of long-term obligations                                   448              490
                                                                           ---------        ---------
           Total current liabilities                                          44,740           39,463

Long-term obligations                                                         10,868           10,794
                                                                           ---------        ---------
           Total liabilities                                                  55,608           50,257

Stockholders' equity:
      Common stock, $.001 par value; 100,000,000 shares authorized;
         33,199,517 and 33,548,625 shares issued and outstanding for
         June 30, 1999 and 1998, respectively                                     13               13
      Additional paid-in capital                                             146,011          146,011
      Receivables from stockholder                                            (1,498)          (1,498)
      Retained earnings                                                       88,909           85,488
                                                                           ---------        ---------
                                                                             233,435          230,014
Treasury stock (at cost)                                                      (3,694)          (3,991)
                                                                           ---------        ---------
           Total stockholders' equity                                        229,741          226,023
                                                                           ---------        ---------
           Total liabilities and stockholders' equity                      $ 285,349        $ 276,280
                                                                           =========        =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             (Unaudited and in thousands, except per share amounts)


                                                            Three Months Ended
                                                  ---------------------------------------
                                                  September 30,1999     September 30,1998
                                                  -------------------   -----------------
Net revenue                                            $ 73,302              $ 65,983
Costs and expenses:
       Costs of revenue                                  39,969                32,628
       Research and development                           9,345                 7,632
       Selling, general and administrative               19,948                18,399
                                                       --------              --------
            Total costs and expenses                     69,262                58,659
                                                       --------              --------
            Income from operations                        4,040                 7,324

Interest and other income                                 1,152                 1,445
Interest and other expense                                 (465)                 (181)
Foreign currency gain (loss)                               (165)                 (248)
                                                       --------              --------
            Income before income taxes                    4,562                 8,340

Provision for income taxes                               (1,140)               (2,585)
                                                       --------              --------
            Net income                                 $  3,422              $  5,755
                                                       ========              ========

Net income per share:

       Basic earnings per share                        $   0.10              $   0.17
                                                       ========              ========

       Weighted average basic common shares              33,231                33,229
                                                       ========              ========

       Diluted earnings per share                      $   0.10              $   0.17
                                                       ========              ========

       Weighted average diluted common shares            34,415                34,412
                                                       ========              ========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)



                                                                              Three Months Ended
                                                                     ----------------------------------------
                                                                     September 30, 1999    September 30, 1998
                                                                     ------------------    ------------------
Cash flow from operating activities:
      Net income                                                          $  3,422            $  5,755
Adjustments to reconcile net income to net cash provided
by operating activities:
      Depreciation/Amortization                                              2,298               1,171
      Bad debt expense                                                         194               1,780
      Provision for excess and obsolete inventory                              443
      Foreign currency gain                                                    165                 427
      Deferred income taxes                                                      9                 915
      Other                                                                      3                (144)
Decrease in accounts receivable, inventories, prepaid income taxes
& prepaid expenses and other current assets                                (11,856)            (17,868)
Increase in accounts payable, accrued liabilities, deferred revenue
& income taxes payable                                                       5,740                 397
                                                                          --------            --------
           Net cash provided by (used in) operating activities                 418              (7,567)

Cash flow from investing activities:
      Repayments from related parties                                           --                  40
      Payments received on Notes receivables                                   397                  --
      Acquisition of other assets                                             (903)                 --
      Proceeds from disposal of property,                                      130                 484
         plant & equipment
      Purchase of property, plant & equipment                               (5,382)             (2,568)
      Purchase of investments                                              (51,127)             (5,039)
      Proceeds from maturity of investments                                 60,373                  --
                                                                          --------            --------
           Net cash provided by (used in) investing activities               3,488              (7,083)

Cash flow from financing activities:
      Proceeds of bank notes payable                                        10,388              22,478
         and other debt instruments
      Repayment of bank notes payable                                      (10,356)            (22,433)
         and other debt instruments
      Proceeds from sale of common stock                                        --                 159
      Repurchase of common stock                                                --              (5,376)
                                                                          --------            --------
           Net cash used in financing activities                                32              (5,172)

Effect of exchange rate changes                                               (330)               (156)
                                                                          --------            --------
Net increase (decrease) in cash                                              3,608             (19,978)
Cash & equivalents, beginning of period                                     36,727              55,659
                                                                          --------            --------
Cash & equivalents, end of period                                         $ 40,335            $ 35,681
                                                                          ========            ========



         The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the six-month stub period ending December 31, 1999 (see Note 5 regarding Hypercom's change to a calendar year fiscal year).

This financial information is intended to be read in conjunction with Hypercom's audited financial statements and footnotes thereto included in Hypercom's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company generally recognizes product revenue, including sales to distributors, upon shipment of product. Revenue from service obligations is recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

SOFTWARE CAPITALIZATION

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS No. 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's product development process is such that technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have not been significant in the past. Accordingly, all software development costs have been expensed as incurred and included in research and development costs. However, during the fiscal year ended June 30, 1999, the Company began to capitalize software development costs in relation to the development of software enhancements. The amount that was capitalized in the first quarter ended September 30, 1999 was approximately $0.6 million.

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

Any premiums or discounts related to forward exchange contracts are reported in the balance sheet at cost and amortized to results of operations over the life of the contract. Foreign currency options are reported in the balance sheet at quoted market values. Changes in the market value of foreign currency options are reported in results of operations in the period in which the change occurs. Gains and losses on the forward contracts arising from changes in foreign currency exchange rates are included in results of operations in the period as the rate changes. As of September 30, 1999, the Company had contracts totaling $7 million in Brazilian Reals outstanding to hedge against its net investment in Brazil. These contracts expire in April of 2000. Management intends to continue to hedge its net investments in foreign locations as deemed necessary on an ongoing basis.

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost on a first-in, first-out basis or market value, consisted of the following amounts (in thousands.):



                                                 September 30           June 30
                                                    1999                  1999
                                                   -------               -------
Purchased parts                                    $21,962               $20,308
Work in progress                                     7,781                 5,249
Finished goods                                      30,373                31,925
                                                   -------               -------
                                                   $60,116               $57,482
                                                   =======               =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4 - SEGMENT INFORMATION

Hypercom has two segments: Point-of-Sale (POS) Systems and Network Systems. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets, and supports enterprise-networking systems.

Hypercom's reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three month periods ended September 30, 1999, and September 30, 1998:


                                                                      Three months ended
                                      -----------------------------------------------------------------------------------
                                               September 30, 1999                           September 30, 1998
                                      ----------------------------------------     --------------------------------------
                                         POS          Network                        POS          Network
                                       Systems        Systems         Total        Systems        Systems         Total
                                      ----------------------------------------     --------------------------------------
Revenue from external customers       $ 67,366       $  5,936       $ 73,302       $ 56,921       $  9,062       $ 65,983
Intersegment revenues                    3,999          3,440       $  7,439          1,149          1,203       $  2,352
                                      --------       --------       --------       --------       --------       --------
       Total revenues                 $ 71,365       $  9,376       $ 80,741       $ 58,070       $ 10,265       $ 68,335
                                      ========       ========       ========       ========       ========       ========

Segment income from operations        $  8,037       $  1,542       $  9,579       $ 12,876       $    120         12,996
                                      ========       ========       ========       ========       ========       ========
       Segment assets                 $311,189       $ 29,254       $340,443       $305,962       $ 28,202       $334,164
                                      ========       ========       ========       ========       ========       ========


                                                                                           Three Months Ended
                                                                                 -----------------------------------------
Reconciliation                                                                   September 30, 1999     September 30, 1998
                                                                                 ------------------     ------------------
Net revenues
       Net revenue for reportable segments                                           $ 80,741               $ 68,335
       Elimination of intersegment revenue                                             (7,439)                (2,352)
                                                                                     --------               --------
            Total consolidated revenue                                               $ 73,302               $ 65,983
                                                                                     ========               ========

Income from operations
       Income from operations for reportable segments                                $  9,579               $ 12,996
       Elimination of intersegment profit                                                  10                   (285)
       Unallocated amounts
       Corporate expenses (including translation gains/losses)                         (5,549)                (5,387)
                                                                                     --------               --------
            Consolidated income from operations                                      $  4,040               $  7,324
                                                                                     ========               ========

NOTE 5 - CHANGE OF YEAR-END

On April 20, 1999 the Company's Board of Directors approved the change of Hypercom's fiscal year end from June 30 to December 31. This change will be implemented as of December 31, 1999.

NOTE 6 - FORMATION OF JOINT COMPANY

On September 22, 1999, the Company announced that it had entered into a memorandum of understanding with Inter-Tel, Incorporated to form a jointly owned company to be called Cirilium. This company will combine each of the company's existing VoIP technology and each will contribute certain assets and personnel. The formation of Cirilium is scheduled to take place in the second quarter of the 1999 stub period, and will be accounted for on the equity basis.

NOTE 7 - SUBSEQUENT EVENTS

On October 19, 1999, the Company announced it had acquired the assets and business of MicroTrax, Ltd., Inc., a leading provider of Windows NT electronic payment software systems for approximately $3.5 million in cash, which will be consolidated into the Company's financial statements from the date of acquisition.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Hypercom Corporation

We have reviewed the related condensed consolidated balance sheet of Hypercom Corporation and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
October 19, 1999

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended September 30, 1999, increased $7.3 million or 11% to $73.3 million from $65.9 million in the three months ended September 30, 1998. Within Hypercom's Point of Sales (POS) business segment, net revenues from the United States increased $3.6 million due to $7.5 million generated from the Horizon Group, Inc., which was acquired by Hypercom effective October 1, 1998. Net revenues from the POS segment also increased in POS Europe by $5.4 million. POS Asia showed signs of recovery with an increase in revenues for the three month period ended September 30,1999 of $2.4 million. In addition, although Latin America is also showing signs of recovery, revenues showed a slight decline of $.8 million in the first quarter of 1999 as compared to the same period for 1998. The POS net increases were offset by a $3.1 million decline in revenues from Hypercom's Network Systems business segment. This decline primarily stems from a large portion of the Network System's activity being focused on supplying VoIP product to the Company's newly created e-commerce division. Hypercom will derive a future recurring revenue stream for such equipment based upon usage.

COST OF REVENUE

Hypercom's cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs. The cost of revenue increased by $7.3 million for the

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUE (CONTINUED)

three-month period ended September 30, 1999, compared to the same three-month period ended September 30, 1998. Hypercom's cost of revenue as a percentage of revenue increased to 54.5% for the three months ended September 30, 1999, up from 49.4% for the three months ended September 30,1998.

This increase in the cost of revenue as a percentage of revenue is the result of the increased revenues from the Horizon Group, which carry lower margins than those historically enjoyed by Hypercom, as well as continued pricing pressure due to the competitive nature of the POS business.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering cost and the cost of development personnel. Research and development expenses dramatically increased by $1.7 million or 22%, to $9.3 million in the three month period ended September 30, 1999, compared to $7.6 million for the three month period ended September 30, 1998. This increase reflects an intense effort by the Company to take advantage of emerging market conditions in several areas. Hypercom is presently developing a "value added" strategy where certain features, sought by merchants, are being made available to them through processors or directly by Hypercom. These features include electronic receipt capture and the ability to do screen advertising, couponing, loyalty programs and e-commerce through the touch screen of the POS terminal. In addition, through its Network Systems Division, Hypercom continues to develop its VoIP carrier class gateway product. This product, along with approximately 50 personnel, is planned to be contributed to a new company, Cirilium, to be jointly owned by Hypercom and Inter-Tel Incorporated and certain of its officers. The formation of this company is scheduled to take place in the second quarter of the 1999 stub period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $19.9 million for the three-month period ended September 30, 1999, or $1.5 million more than the three-month period ended September 30, 1998. As a percentage of revenues, theses expenses declined from 27.9% of revenue for the three month period ended September 30, 1998, to 27.1% for the three month period ended September 30, 1999. The $1.5 million increase in absolute dollars was attributable to the following:

- $0.8 million in selling, general and administrative expenses related to the operations of The Horizon Group, Inc.

-        $0.3 million in selling expenses related to the newly formed Multi-Lane
         Division

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (CONTINUED)

- $0.4 million in selling, general and administrative expenses related to expansion of Hypercom's e-commerce efforts

INCOME FROM OPERATIONS

Income from operations decreased by $3.3 million from $7.3 million in the three month period ended September 30, 1998, to $4.0 million for the three month period ended September 30,1999. As a percentage of revenue, income from operations decreased from 11.1% to 5.5%, respectively. This decline was attributable to the following:

-        $0.1 million decrease in gross margin
-        $1.7 million increase in research and development expenses
-        $1.5 million increase in selling, general and administrative expenses

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

Interest income consisted primarily of returns on short and long-term investments. Interest expense related to borrowings, principally in connection with borrowings on real property, while foreign currency losses resulted from operating in volatile markets, principally Brazil. The majority of the currency losses are the cost of hedging instruments entered into to mitigate the impact of future foreign currency fluctuations. During the three month period ended September 30, 1999, the net interest income, less foreign currency losses, amounted to $0.5 million compared to income of $1.0 million for the same period ended September 30, 1998. The decline relates primarily to increased interest expense, as a result of additional borrowings of $10 million related to the Company's land and buildings in Arizona.

INCOME TAXES

The provisions for federal, state and foreign taxes were $1.1 million and $2.6 million for the three month period ended September 30, 1999 and 1998, respectively. The Company's effective rate of tax was 25% and 31% for the three months ended September 30, 1999 and 1998. The 1999 period has been favorably affected by advantageous tax rates the Company is receiving in connection with its manufacturing facility located in China. In addition, Hypercom's tax rate has been typically lower than the U.S. federal statutory rate due to:

-        Research and experimentation credits
-        Sales in foreign jurisdictions with lower tax rates
- The use of foreign sales corporations offering lower taxes on certain international sales

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed it operations primarily through cash generated from operations and from borrowings under a line of credit. Additionally, in November 1997, the Company completed its initial public offering, which provided $125.7 million in cash. The Company's principal uses of cash historically have been to support inventory and accounts receivable growth, pay operating expenses and fund capital expenditures and acquisitions.

The Company's working capital was $161.8 million as of September 30, 1999 compared to $183.0 million at September 30, 1998. The decrease in working capital relates to the acquisition of the assets of The Horizon Group Inc., JTS ChequeOut Solutions, Inc., and ICL Sverige AB during the second, third and fourth quarter of fiscal 1999, as well as a shift in investments from short to long-term.

Capital expenditures totaled $5.4 million and $2.6 million in the three month periods ended September 30, 1999 and 1998, respectively, while depreciation was $1.6 million and $1.1 million in the respective periods.

The Company, in connection with the formation of Cirilium, as discussed under Research and Development, will loan the new company $5 million for working capital needs.

The Company believes that its net capital position, cash from operations and borrowing capacity are sufficient to fund operations for the foreseeable future. The Company also has a revolving line of credit of $10 million with Bank One, Arizona, N.A. There was no borrowing outstanding at September 30, 1999. The loan agreement contains various restrictions on the Company, including the prohibition of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth and minimum owner's equity and debt coverage ratios.

YEAR 2000 ISSUES

Hypercom began a comprehensive project in 1996 to prepare its internal computer systems for the year 2000. Hypercom believes its implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address Hypercom's internal year 2000 compliance issues, and therefore does not believe the year 2000 will have a significant impact on operations.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUES (CONTINUED)

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

Hypercom's IEN/NAC products do not utilize an internal "clock", and there are no year 2000 compliance issues with such products. Workstation software products may have a year 2000-compliance issue because of the operating system and database program utilized by Hypercom's customers, not related to the applications developed and distributed by Hypercom.

Nevertheless, Hypercom makes no warranty or representation regarding year 2000 compliance and believes it is the customer's ultimate responsibility to verify whether or not there is a year 2000 compliance issue.

Hypercom faces risk to the extent that suppliers of products and services purchased by the Company and others with whom Hypercom transacts business on a worldwide basis do not have business products and services that comply with the year 2000 requirements. The Company is in the process of obtaining assurances from most of its key suppliers that their products and services are year 2000 compliant. In the event any such third party cannot in a timely manner provide Hypercom with products and services that meet the year 2000 requirements, the Company could be materially adversely affected.

BACKLOG

As of September 30, 1999, Hypercom had backlog of $108.8 million, or an increase of 18%, compared to the same date in 1998. As of June 30, 1999, the backlog was $99 million.

The Company includes in its backlog all revenue specified in signed contracts and purchaser orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties and actual results may be materially different. Factors that could cause actual results to differ include those identified as follows:

The belief that a new company to be jointly owned by Hypercom and Inter-Tel Incorporated to further develop Hypercom's VoIP carrier class gateway product will be formed during the second quarter of the 1999 stub period. The anticipated timing of the new company's formation may be delayed or the joint venture may not be formed due to unforeseen difficulties or differences with the selected joint venture partner.

The belief that Hypercom's effective tax rate is typically lower that the U.S. federal statutory rate. Changes in the mix of sales to or away from foreign jurisdictions with lower tax rates and changes in U.S. or foreign tax laws may inhibit Hypercom's ability to maintain its overall effective tax rate at present levels.

The belief that Hypercom's current net capital position, combined with the cash generated by operations and available borrowings, is sufficient to fund operations for the foreseeable future. Changes in anticipated operating results, credit availability and equity market conditions may inhibit Hypercom's ability to maintain or raise appropriate levels of cash.

The belief that the cost of transitioning to year 2000 compatible information systems will be offset by cost saving generated through increased productivity and the ability to enhance internal reporting. Changes in anticipated levels of expenditures, degrees of difficulty in implementing new systems and amounts of cost savings may inhibit Hypercom's ability to offset the cost of transitioning to year 2000 compatible systems.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of Part I of Hypercom's Form 10-K for the year ended June 30, 1999, for disclosures regarding pending matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

Exhibit Number             Description of Exhibit
--------------             ----------------------
        11.1               Statement re Computation of Per Share Earnings
        15.1               Letter re Unaudited Interim Financial Information
        27.1               Financial Data Schedule
        99.1               Cautionary Statement Regarding Forward-Looking Statements and Risk Factors


(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION


Date: November 8, 1999              By: /s/ Jonathon E. Killmer
                                    ---------------------------
                                    Jonathon E. Killmer
                                    Executive Vice President, Chief Financial Officer
                                    And Chief Administrative Officer
                                    (duly authorized officer and Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number             Description of Exhibit
--------------             ----------------------
        11.1               Statement re Computation of Per Share Earnings
        15.1               Letter re Unaudited Interim Financial Information
        27.1               Financial Data Schedule
        99.1               Cautionary Statement Regarding Forward-Looking Statements and Risk Factors