Form 10-KT
period 1999-12-31
HYPERCOM CORP
filed 2000-03-30
CIK 1045769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six month period from July 1, 1999 to December 31, 1999.

Commission file number: 1-13521

HYPERCOM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2851 West Kathleen Road

Phoenix, Arizona 85053
(Address of principal executive offices) (Zip Code)

(602) 504-5000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $212,151,888 as of March 14, 2000 (based on the closing price of the common stock on the New York Stock Exchange on that date).

      Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 14, 2000, was 34,509,593.

Documents Incorporated By Reference

      Material from the Company’s Proxy Statement relating to its 2000 Annual Meeting of Stockholders has been incorporated by reference into Part III, Items 10, 11, 12, and 13.

PART I

Item 1.  Business

      Unless otherwise indicated, references to fiscal 1999 means Hypercom Corporation’s year ended June 30, 1999. References to six-month period 1999 means the 6-month period from July 1, 1999 to December 31, 1999. Hypercom is transitioning from a June 30 fiscal year end to a December 31 fiscal year end.

The Company

      Hypercom Corporation (“Hypercom” or the “Company”) is a single-source global provider of end-to-end electronic payment solutions, including card payment systems, peripherals, network products, software and e-commerce payment solutions that add value at the point-of-sale for consumers, merchants and acquirers.

      With worldwide headquarters in Phoenix, Arizona, Hypercom markets its products in more than 70 countries through a global network of affiliates and offices in Argentina, Australia, Brazil, Chile, China, Germany, Hong Kong, Hungary, Japan, Mexico, Russia, Singapore, Sweden, the United Kingdom and Venezuela.

      Hypercom Corporation is the successor to an Australian company founded in 1978 by George Wallner, the Company’s President and Chief Executive Officer. The company’s operations were primarily focused on Asian markets until 1987 when the Australian company expanded its operations into the United States. On June 5, 1996, the Company was reincorporated in Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian company and its subsidiaries and affiliates. These restructuring activities were completed in July 1997.

      The Company has the second largest installed base of POS terminals in the U.S. and worldwide, and the largest installed base in Latin America and Asia/ Pacific. The Company’s total card payment systems provide a fast, flexible and secure global transaction environment. Card-based payment systems enable users to engage in payment and non-payment activities such as credit, debit and charge payments, electronic benefit transfers (“EBT”), loyalty systems, coupon programs and medical claims and payments.

      Hypercom’s current products can be categorized as (i) point-of-sale (“POS”) products and services and (ii) networking products.

      The Company’s POS products, which include terminals and peripherals, network solutions, Ascendent transaction software, and services (deployment, help desk, PIN pad loading, repair and telecommunications), accounted for 92.9% of Hypercom’s net revenues in the six-month period ended December 31, 1999. Hypercom’s Network Systems division accounted for approximately 7.1% of Hypercom’s net revenues in the six-month period 1999. This unit develops, manufactures, markets and supports both standard and customized networking solutions to support POS systems.

      Hypercom Network Systems also designed carrier class gateway products for the VoIP (Voice over Internet Protocol) market. In December 1999, Hypercom Network Systems transferred its VoIP assets, technology and 46 staff resources to Cirilium Corporation. Jointly owned by Hypercom and Inter-Tel, Incorporated, Cirilium is expected to target the worldwide VoIP telephony system and equipment market. Its products will combine Inter-Tel’s telephony core competencies (PBX call processing, IP telephony products, computer telephone integration applications, voice processing software and long-distance calling services) with Hypercom’s carrier class VoIP gateways and electronic payment technology. Management believes that transferring the VoIP technology to Cirilium will create an opportunity for Cirilium to focus solely on providing turnkey IP solutions to gateway and carrier class markets.

Industry Background

Point-of-Sale

      Stand-alone payment terminals were introduced 18 years ago to provide the simple tasks of authorizing a credit card payment. Over the years, they have evolved from authorization-only devices into small computers capable of performing numerous applications, such as debit and loyalty programs.

      In recent years, consumers demanding fast, convenient and secure methods of payment have increasingly preferred card-based payments. The increasing use of debit, credit and charge cards and the proliferation of new electronic payment methods and programs are driving the need for POS payment systems which:

•	support a wide array of payment and program options,

•	are scalable, flexible and cost-effective,

•	provide fast, secure data transmission and

•	can work with existing legacy systems, which form the backbone of the electronic payments industry.

      Many of today’s installed base of POS terminals are relatively old and need to be replaced to handle the increased volume and data-intensive applications which are projected for the POS market. In addition, the components of current POS payment systems typically are supplied by multiple vendors, which may affect interoperability, scalability and upgradeability.

      New electronic payment technologies are expected to facilitate the introduction of additional electronic payment applications. These include sophisticated customer loyalty programs and stored value (“smart”) cards, and the use of POS systems in new vertical industries, such as health care and the electronic payment of government benefits, which is already available in several states and is required to be available for federal programs.

      In addition, merchants and banks are working together to eliminate processes which are costly and time consuming by combining legacy and new POS systems, including the use of the POS terminal for processing checks (check truncation) and retrieval of electronic signatures or receipts. In addition, the developing infrastructures of emerging markets, such as those in Eastern Europe, Russia and China, are expected to contribute to the increasing demand for electronic payment products.

      Today, the emerging trend in payment processing is toward customer-activated transaction terminals. As a result, the personal identification number entry device or “PIN pad” is being replaced by a touch-screen terminal that faces the customer. In addition to traditional financial transactions, the touch-screen terminal supports many new customer-activated applications such as loyalty programs, utilizing the touch-screen terminal. Management believes that this trend will initiate and sustain a replacement cycle, as merchants will be motivated to upgrade their existing terminals.

      According to the Nilson Report newsletter, based in Oxnard, CA; “four card-based systems — credit, debit, stored value and electronic benefits transfer — accounted for 25.6% of total consumer payments in 1998 up from 24.0% in 1997. By 2010, their share will increase to 47.1%. The biggest gain in market share of card payments will come from debit cards whose steadily increasing usage has the biggest effect on the declining use of checks and cash at the point of sale. Between 1998 and 2010 debit card volume will grow by 780%, credit card volume will increase by 163%, EBT card volumes will increase by 444% (as these cards replace paper food stamps), and stored-value cards (prepaid) card volume will increase by 481%. By 2005, stored-value and EBT cards will become larger payment systems than traveler’s checks and official checks are now.”

      Card payments through transaction terminals remain a critical application and they require specialized and secure payment devices that will continue to occupy a place on the merchant countertop. But the trend is toward cardholder-activated transactions. There is also an increased demand for electronic receipt capture. Additionally, the Internet has generated more e-commerce opportunities for merchant websites, advertising and loyalty programs. The combination of these demands has created the need for POS terminals to do more than just process payments with cards. The POS terminal is becoming a dual-function delivery platform — both an interactive payment device and an Internet appliance.

Products and Services

      Hypercom provides “system-level” products and services to its electronic transaction customers, including POS terminals and peripherals, PINpads, network access controllers and Internet-enabled, value-added applications. Hypercom offers its customers a full range of functionality, from the basic to advanced, and can also provide networking functionality. In addition, Hypercom provides POS support services. See Footnote 15 to the Consolidated Financial Statements for information on the Company’s business segments.

      The Company’s terminal products include stand-alone terminals, compact terminals that have integrated printers and wireless terminals for specific industry applications, such as automobile rental, restaurants and temporary merchant locations. The Company’s terminal products are designed for use with magnetic stripe cards, such as typical credit, debit or charge cards, as well as with smart or chip cards. Terminal functionality ranges from routine tasks, such as credit or debit authorization, electronic draft capture and electronic batch submission and settlement, to high level functions, such as customer loyalty programs, eligibility checking for health insurance or government benefits, time and attendance data collection reporting and Internet access through the terminal. These products feature a modular design to allow for easy upgrades as new technologies become available.

      The principal peripheral products that interface with Hypercom terminals include printers, PINpads, signature capture devices and communications products. Printers enable printing of customer receipts. PINpads allow acceptance of magnetic-stripe and chip card-based debit cards and other forms of payment requiring a personal identification number, and allow for support of customer-activated stored value. Hypercom offers a Signature Capture PINpad, which enables cost-effective digital capture and storage of signature information for credit card transactions.

      Point-of-Sale. During fiscal 1999, Hypercom introduced a new generation of POS payment systems with its Interactive Consumer Environment (“ICE”) product line. It also introduced new modem technology called FastPOS, operating at 9600 bits per second (“bps”). This technology facilitates transactions in approximately 6 seconds or less, and accommodates new, data-intensive applications such as electronic receipt capture. The Company also introduced the Ascendent transaction software, which, among other features, includes functionality for secure Internet payments.

      ePic™. In the six-month period 1999, the Company introduced its comprehensive Internet-based retail countertop commerce and information system, called ePOS-infocommerce™, or ePic. The industry’s first Internet-enabled POS payment terminal and server system, ePic lets merchants support a range of Internet-based functions via the Hypercom ICE™ series of touch-screen terminals. In addition to traditional secure payment processing functions, when used in conjunction with Hypercom’s e-commerce web merchant-hosting software, ePic enables merchants to set up centrally hosted web stores which can be operated via the terminal. ePic supports e-mail, on-screen advertising, interactive electronic coupons, interactive loyalty programs, electronic receipt capture, branding programs and e-commerce.

      Hypercom ICE™ Products. Hypercom’s ICE™ family of products consist of powerful, multi-function touch-screen terminals incorporating a high-speed thermal printer, paper cutter, and Hypercom FastPOS™ modem technology. Hypercom’s ICE terminal provides financial transaction technology incorporated with Internet-enabled functions and a highly interactive and intuitive user interface to support complex transactions with minimal user training.

      In addition to traditional credit and debit functions, the ICE terminal is designed to support payment options such as smart cards, and develop new business opportunities through customer loyalty management systems. Products in this family include the ICE 5000, ICE 5500, ICE 6000, ICE 6500 and the mobile SmartICE for wireless transaction environments. The ICE 5000 is currently shipping, the remaining products are expected to begin shipping during calendar 2000.

      FastPOS™. FastPOS moves digitized data at 9600 bps, which is four to eight times faster than the 1200/2400 bps industry standard, thus providing a competitive advantage.

      Ascendent™ Transaction Software. ICE terminals and Ascendent™, a comprehensive family of front-end client/server payment and data transaction processing software, supports electronic receipt capture, advertising at the point of sale and customer loyalty programs.

      With Hypercom’s Ascendent Electronic Receipt Capture (“ERC”) software, the receipt and signature are captured at the point of sale and stored electronically. This creates a completely paperless environment, which improves merchant efficiency and service and reduces charge-backs. Charge-back handling is completely automated as receipts are accessed electronically for satisfactory settlement. Merchants can view and retrieve receipts through the Internet with a standard browser, print the data, or send it electronically to the appropriate destination.

      To support advertising at the point of sale, the touch-screen on the ICE terminals can display the merchant logo, promotions, or other advertising. Onscreen messages can inform, cross-sell, motivate and build the brand image. Customized receipts with the merchant logo or advertising message may offer discounts for future purchases, extend advertising impact and encourage repeat business.

      Loyalty programs keep merchants in touch with their customers and inform them of new rewards, alert them to special offers or simply remind them to use their credit or debit cards. Data secured with loyalty cards can be used to make personalized customer service improvements.

      Ascendent™ RealPay™ is e-commerce payment processing software that enables Internet acquirers to cost effectively engage in secure online payment and transaction processing. RealPay helps Internet acquirers deploy and manage complex electronic and advanced financial applications. By using an advanced, modular design, RealPay provides a comprehensive set of financial interfaces that can be integrated into the existing technical infrastructure of a legacy system.

Services and Other Software

      The Company provides a broad range of services related to its POS payment systems and networking products. The Company provides consulting services:

•	to assist with strategies and alternatives for POS payment systems,

•	to assist in the design, installation, integration and management of POS payment systems, and

•	to design customized software applications.

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

      Terminal Management Software. Every terminal application software program produced by the Company has a management and control module that interacts with the Company’s Term-Master Terminal Network Management System. Term-Master is designed to provide mission-critical functionality to users of Hypercom’s terminals. Term-Master is the basis for an integrated terminal management approach that supports multiple merchant locations, remote and automated downloading of terminal application software, multiple application software management, merchant terminal set-ups, performance monitoring and on-line diagnostics.

Networking and Connectivity

      Hypercom’s Integrated Enterprise Networking™ (“IEN”) family of products are Network Access Controllers (“NAC”) that provide the networking hardware technology and communications infrastructure necessary to achieve connectivity in the POS environment. NACs are intelligent communications devices that provide a wide range of digital and analog interfaces, line concentration, protocol conversion, data concentration, transaction routing, backup transmission paths and multiple device interface capabilities that allow access to high-performance data communications networks. Hypercom’s IENs greatly reduce operating costs, protect investments in current legacy networks and offer a wide range of network technologies, such as X.25, frame relay, asynchronous transfer mode (“ATM”), and Integrated Services Digital Network (“ISDN”) and protocol interfaces, including SNA and TCP/ IP. Hypercom delivers networking solutions for POS systems as well as designs and delivers custom networks. The NAC product line also includes the MiniNAC2, which connects automated teller machines, POS terminals and PC or in-store controllers to existing hosts utilizing standard dial-up access.

Competitive Advantages

      The Company believes that its core POS business has the following key competitive advantages:

      Technology Leader and Innovator. Since the introduction of POS payment terminals in the early 1980s, the Company has established itself as a technology leader and innovator in the electronic payments market. In the six-month period 1999, Hypercom’s technology leadership continued as it introduced its comprehensive Internet-based retail countertop commerce and information system, called ePOS-infocommerce™, or ePic, with the high-performance ICE terminal as its central POS hardware component. In fiscal 1999, the Company introduced Hypercom® ICE™ terminals, its Interactive Consumer Environment product line of touch-screen based terminals; FastPOS, new modem technology which operates at 9600 bits per second (“bps”), which not only allows faster transactions but new data-intensive applications such as electronic receipt capture; and Ascendent transaction software, which includes functionality for secure Internet payments.

      Comprehensive POS Payment Systems Provider. With its POS payment terminal technology, networking hardware and software and transaction processing software, the Company is a systems-level supplier. Most competitors offer only certain components of a POS payment system. In contrast, Hypercom products offer comprehensive payment systems, enabling seamless integration and interoperability with other Hypercom or competitors’ products.

      Lower Total Cost of Ownership. The Company designs its products to provide customers with a lower total cost of ownership, enabling Hypercom products to command premium pricing. The Company’s core products typically feature multi-functionality, robust construction, scalability to facilitate system growth and ready upgradeability to accommodate new technological developments that can extend product life. The Company’s technologically advanced, easy-to-use products also provide faster transaction processing times, reduce the time and costs needed to train merchant personnel who operate Hypercom products and ensure the secure transmission of financial transactions.

      International Experience and Global Presence. Hypercom was founded in Australia 22 years ago. It became the largest supplier of POS systems in the Asia/ Pacific region prior to its move to the United States. The Company currently sells its products in more than 70 countries. According to the May 1999 Nilson Report, the Company has the second largest installed base of POS terminals in the U.S. and worldwide, and the largest installed base in Latin America and Asia/ Pacific. The Company has gained significant expertise in adapting to local customs, addressing local regulatory, certification and telecommunications requirements and establishing key partnering arrangements with local distributors and resellers. Further, because the Company’s products incorporate advanced communications technology, the Company believes that its POS payment systems perform better than its competitors’ products in less developed telecommunications environments, most of which support only earlier generations of communications protocols.

      Integrated Design and Production. The Company designs, develops and manufactures substantially all of its products in-house, enabling it to control the product development process at all levels. In addition, the

Company works closely with its customers, distribution channels and related industry participants to identify products that respond to market needs. Company management actively engages in standards-setting efforts and participates in a wide variety of user groups and industry forums to facilitate product identification and development efforts. The Company believes that its integrated approach to product identification, development and manufacturing will continue to reduce research and development costs and time to market and facilitate its manufacture of high quality products at low cost.

      Technologically Advanced, Multi-service Architecture. Hypercom has leveraged its extensive networking expertise in POS payment systems to develop, manufacture, market and support a family of flexible, stackable, multi-service switch/routers under the trade name Integrated Enterprise Network (“IEN”). The Company believes that its IEN networking products give it a competitive advantage in that they feature a modular and distributed processing architecture, which supports legacy and client/server environments and multiple traffic types. Each IEN device incorporates a switch, router, Frame Relay Assembler/ Disassembler, protocol converter, dial back-up unit and Channel Service Unit/ Data Service Unit, and performs data compression and encryption. These products support all WAN services critical for global networking, including frame relay, X.25 and ISDN, enabling networks to capitalize on the lowest available telecommunications tariffs. IEN products integrate legacy data, LAN, voice, fax and video applications over a single network. The benefits of IEN products include reduced telecommunications costs through the elimination of duplicate networks, consolidation of customer premises equipment, common management interface, optimized network performance, added reliability and system integrity for mission-critical applications.

Customers

      Hypercom POS Systems’ customers are predominantly large domestic and international financial institutions, electronic payment processors, independent service organizations (“ISOs”) and resellers. These customers generally have substantial POS payment system requirements. Representative direct and indirect POS customers include American Express Company, Bank of America Merchant Services, Banamex, CrediCard Brazil, First Data Merchant Services, TASQ Technologies, National Bank of Australia and Concord Equipment Sales. In any given year, select customers may account for a significant percentage of net revenue. Although no one customer accounted for more than 5.0% of the Company’s net revenue in six-month period 1999, the two largest customers accounted for 7.4% of the Company’s net revenue and the five largest customers accounted for 15.8% of the Company’s net revenue.

      Hypercom Network Systems’ customers generally consist of large financial institutions, retailers, electronic payment processors, resellers and other enterprises that have substantial branch networking requirements spanning an average of 200 sites. Representative direct and indirect network customers include Alamo Rent A Car, American Express Company, AT&T Corp., First Data Merchant Services, The Home Depot, Inc., and The Hong Kong and Shanghai Banking Corporation Group.

      The Company places special emphasis on offering high-performance, technologically-advanced POS payment system solutions and networking products to enable its customers to gain market share in their respective industries.

Sales, Marketing and Distribution

      The Company sells its POS payment system solutions through its direct sales force and through independent third-party resellers, including financial institutions, electronic payment processors and service providers. In fiscal 1999, the Company merged its domestic and international sales, marketing and operations personnel, which are now managed from its Phoenix, AZ, headquarters.

      The Company’s marketing programs include trade shows, press releases, press interviews, speaker engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by Hypercom’s marketing and technical publications group.

Financial Information about Industry and Geographic Segments

      For detailed financial information concerning the Company’s industry segments and foreign and domestic operations and export sales, reference is made to Note 15 of the Consolidated Financial Statements included in Part II of this Form 10-K.

Leasing Company

      On January 10, 2000, Hypercom’s wholly-owned subsidiary Hypercom Financial, Inc. completed the purchase of substantially all of the assets and business and the assumption of certain liabilities of Golden Eagle LLC, a micro-ticket leasing organization for point-of-sale terminals (“Golden Eagle”). The purchase price paid at closing was $18.5 million in cash and $4.0 million in Hypercom’s common stock. Golden Eagle could earn an amount up to $32.5 million in Hypercom’s common stock over the next three years if certain financial objectives are met. Management believes that Golden Eagle’s equipment acquisition and deployment program, which includes purchase, rental or lease options, will allow Hypercom to more fully leverage the implementation of ePic, as traditional card payment terminals are replaced with Hypercom’s Internet-enabled, touch-screen ICE terminals.

Backlog

      As of December 31, 1999, the Company had a backlog of $89 million. Backlog was $118 million at December 31, 1998. The Company has taken steps to reduce terminal manufacturing lead-time, which reduces the customers’ required lead-time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods.

      The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Customer Service and Support

      The Company believes that it has established a reputation for manufacturing high quality, reliable products and for providing excellent service and support for its products. Through its facilities in Phoenix, Arizona, the Company provides pre- and post-sales consulting, application software development and support, installation services, deployment and customer support in addition to comprehensive repair facilities for its products in St. Louis, Missouri.

      The Company provides a five-year warranty on its POS terminal products and one to five-year warranties on other products. The Company has not incurred significant warranty expenses to date. The Company believes that its five-year warranty on POS terminal products has contributed significantly to its reputation for manufacturing high quality, reliable products, and that this warranty results in a lower total cost of ownership than competitors’ products.

Manufacturing

      The Company’s primary manufacturing facility is in China, where the Company manufactures POS payment systems. The Company also manufactures POS products at its facilities in Arizona and Brazil. The Company also relies on third-party suppliers for certain components of its POS payment system products.

      To control product costs, the Company centrally manages its material requirements planning and bills of material from its Phoenix facility on an integrated computer system, which is networked to all Hypercom manufacturing centers. By managing its purchasing centrally, the Company is able to obtain discounts on volume purchases. The Company also strives to maintain sufficient flexibility in its purchasing to allow it to take advantage of favorable pricing in regional markets. Central management of purchases also assists the Company in ensuring that quality components are used in its products. However, increased competition and pricing pressure, as well as rising manufacturing costs related to some electronic component supply shortages, have affected and may continue to affect margins.

      For information relating to the Company’s dependence on suppliers, see “Dependence On Certain Suppliers And Third-Party Distributors” in Exhibit 99.1 which is attached hereto and incorporated by reference into this Transition Report on Form 10-K.

Research and Product Development

      Since its inception, the Company has made substantial investments in research and development. With respect to its POS payment system products, the Company’s development efforts are focused on products, including both hardware and software, that support new technologies and payment products emerging in the electronic payments industry. The Company works closely with its customers to define new product concepts and identify emerging applications for both its hardware and software products. Development projects are evaluated through a management review process and assigned to the Company’s development centers based upon the potential value of the target markets, as well as the technology, staff resources and engineering expertise requirements.

      The Company designs and develops all of its products and incorporates, where appropriate, technologies from third parties and those available in the public domain. The Company’s product development units are principally headquartered in Phoenix, Arizona. Development staffs also are located in Australia, Dallas, TX, Rochester, NY, Hong Kong, Singapore, Sweden, Brazil, Russia and the United Kingdom. The Company maintained a separate development group dedicated to electronic commerce transaction software, which had been located in Australia, but in 1999 relocated this group to Atlanta, GA, to enhance the ability to hire additional software developers and to benefit from certain research and experimentation tax credits.

      The markets for the Company’s products are characterized by changing technology, evolving industry standards and frequent product introductions. Management believes that the Company’s future success depends in large part upon its ability to continue to enhance its existing products and develop new products. The Company is dedicated to complying with industry standards and supporting important new standards as they emerge.

      At December 31, 1999, 423 employees of the Company were engaged in research and product development, including 350 in POS payment systems development, 42 in Ascendent development and 31 in networking systems. In the six-month periods ended December 31, 1999 and 1998, the Company’s research and development expenditures were $19.6 million and $15.8 million respectively. To date, a substantial majority of the Company’s research and development costs have been expensed as incurred. Beginning in the third quarter of fiscal 1999, the Company began capitalizing costs in relation to the development of specific software enhancements related to its Ascendent software products. In fiscal 1999 and in the six-month period ended December 31, 1999 the Company capitalized approximately $2.0 million and $0.7 million respectively related to Ascendent software products. Additionally, during the six months ended December 31, 1999, the Company capitalized $0.8 million of development costs related to the development of its Windows CE and multi-lane products. Amortized software development costs amounted to $0 and $0.4 million for the fiscal year ended June 30, 1999 and the six months ended December 31, 1999 respectively. The Company expects that it will continue to expend substantial resources on research and product development.

Seasonality

      Hypercom continues to experience some degree of seasonality. For this reason, net revenue and results of operations are stronger from July to December reflecting:

•	Increased POS purchases to satisfy increased retail demand during the holiday season,

•	Incentive programs VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems, and

•	Allocation of customers’ capital budgets by the end of March with volume shipments beginning in July.

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

      Although the market for the Company’s POS payment system products is competitive, the need for highly reliable and fully certified software creates a barrier to entry by new competitors. For example, electronic payment processors have specific requirements that POS payment systems software must meet, including requirements relating to security, host communications and message format. Accordingly, POS terminal devices must accurately capture information required to process the transaction, package the information, transmit it to the processor’s host system in the specified format and receive the host system’s response. Each processor has its own unique requirements that require the development of different software applications and the successful completion of a lengthy certification process. As a result, to compete effectively, competitors must be able to develop software applications compatible with the diverse requirements of numerous processors of electronic transactions and satisfy the diverse certification standards of these processors.

      Hypercom competes with companies such as IBM, Siemens, NCR, ICL and Micros in the overall POS marketplace. In the POS terminal portion of the marketplace the Company’s primary competitor is VeriFone, Inc., which was acquired by Hewlett-Packard Company in 1997.

      Many of the Company’s current and potential competitors have significantly greater financial, technical and marketing resources than the Company, as well as better name recognition and a larger customer base than the Company. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. The Company often faces additional competitive factors in foreign countries, including preferences for national vendors and difficulties in obtaining necessary certifications and in meeting the requirements of government policies.

Proprietary Rights

      The Company’s success is dependent upon its proprietary technology. The Company relies upon copyrights, trademark and trade secret laws and more recently upon patent law protection, to establish and maintain its proprietary rights in its technology and products.

      The Company currently holds patents issued in the U.S. (and several other countries) relating to a POS terminal configured with a substantial portion of its functionality at a remote processor, and a POS terminal with replaceable printer cartridge, and has several patents pending. Foreign patents have also been issued on several other patent applications, including the replaceable printer mechanism, which has been instituted by Hypercom in its integrated POS terminals containing a printer. Hypercom has pending a number of U.S. and foreign patent applications relating to both the POS terminal products as well as the IEN product family.

      The Company has U.S. federal registration for its “Hypercom” trademark. In addition, the Hypercom trademark is registered in 34 countries and has registration pending in 5 countries. In addition to the registered trademark of the Hypercom® name and logo, the Company has U.S. federal registrations for the following trademarks: MEGANAC®, MININAC®, MINIROUTER®, TERM-MASTER®, VIRTUAL MAPPED SNA®, PAYSEC®, CHIPSTRIPE® and VIRTUAL POS®.

      The Company’s trademark applications for U.S. registrations include: ASCENDENT™, HYPERCOM FASTPOS™, HYPERWARE™, ICE™, ICEPAC™, IEN 2000™, REALPAY™, TOKEN TRACKING SYSTEM™, EPOSINFOCOMMERCE™, HYPERCOM.COM™, HYPER-FORMANCE™, HYPER-FORMANCE GATEWAY™, IENVIEW™, and SMARTICE™.

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

Government Regulation

      The Company’s products must meet industry standards, such as those imposed by VISA and MasterCard, and receive certification for connection to certain public telecommunications networks prior to their sale. In the U.S., the Company’s products must comply with various regulations defined by the FCC and Underwriters Laboratories. Internationally, the Company’s products must comply with standards established by telecommunications authorities in various countries, as well as with recommendations of quasi-regulatory authorities and standards-setting committees. In addition, public carriers require that equipment connected to their networks comply with their own standards, which in part reflect their currently installed equipment. Some public carriers have installed equipment that does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company’s enterprise networking products. Any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company’s business, operating results and financial condition. In addition, rates for public telecommunications services, including features and capacity of such services, are governed by tariffs determined by carriers and subject to regulatory approval. Changes in these tariffs could have a material adverse effect on the Company’s business, operating results and financial condition.

      The Company’s operations are subject to various state, federal and international laws governing, among other things, occupational health and safety, minimum wages, overtime, retirement plans and profit-sharing and severance payments, and the use, storage, handling and disposal of certain chemicals used in the Company’s production processes. Although the Company believes that its operations comply in all material respects with such regulatory requirements, any failure to comply with applicable requirements, or the adoption of new regulations or changes in existing regulations, could impose additional compliance costs on the Company, require a cessation of certain activities or otherwise have a material adverse effect on the Company’s business, operating results and financial condition.

Employees

      At December 31, 1999, the Company employed 1176 persons, including 154 in manufacturing, 231 in service and support, 71 in sales and marketing, 423 in research and development and 297 in finance and administration. Approximately 436 of the employees were in international locations.

      None of the Company’s employees is represented by a labor union, and the Company considers its relations with its employees to be positive. The Company has experienced no work stoppages.

      Competition for technical personnel in the Company’s industry is intense. To date, the Company has been successful in recruiting and retaining qualified employees, but there is no assurance that it will continue to be successful in doing so in the future. The Company’s future success depends in part on its continued ability to hire, assimilate and retain qualified personnel.

Executive Officers of the Registrant

      The following are the executive officers of the Company as of February 9, 2000:

      George R. Wallner, 48: President and Chief Executive Officer since July 1, 1999; Chief Technologist since he founded the Company in 1978; and Chairman of the Board of Directors from 1978 until June 30, 1999.

      Jonathon E. Killmer, 58: Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Hypercom Corporation since January, 1999; Senior Vice President, Chief Financial Officer and Treasurer of Digi International Inc. from October 1996 to October 1998; Managing Partner of the Minneapolis/ St. Paul Coopers & Lybrand L.L.P. office from October 1990 to September 1996.

      Christopher S. Alexander, 51: President of Hypercom Transaction Systems Group since July 1, 1999; Chief Operating Officer of Hypercom Corporation from October 1, 1998 to June 30, 1999; and Chief Operating Officer of Hypercom International from 1993 to September 30, 1998.

      Peter J. Stutsman, 47: General Counsel, Corporate Secretary, Senior Vice President, Legal and Contract Affairs since September 1998, Secretary and Vice President, Legal and Contract Affairs since September 1997, and Corporate Secretary since October 1995.

Item 2.  Properties

      The Company’s principal administrative, assembly and warehouse facilities are located in Phoenix, AZ, where it owns an approximate 142,000 square foot building. The Company leases an adjacent 23,800 square foot building for Hypercom Network Systems. The lease expires August 31, 2011.

      The Company leases an approximate 15,000 square foot facility in Sydney, Australia, and owns an approximate 17,000 square foot facility in Brazil. The latter is utilized for additional POS manufacturing capacity.

      The Company also leases office space in Arizona, Florida, Georgia, Maryland, Missouri and New York. Facilities in Texas, Hong Kong, China, Singapore, Sweden, Japan, Chile, Argentina, Venezuela, Mexico, Russia, Hungary and the United Kingdom, all are dedicated primarily to POS sales and support with the exception of China, which contains the Company’s primary manufacturing facility. The Company believes that its facilities are adequate for its operations and will be sufficient for the foreseeable future. Reference is hereby made to Note 13 of the Consolidated Financial Statements on page 45 for detailed information relating to the Company’s lease commitments.

Item 3.  Legal Proceedings

      From time to time, the Company is subject to claims and litigation incident to its business. On September 23, 1998, an employee of the Company filed a lawsuit in the Maricopa County Superior Court against two senior executives of the Company and the Company alleging sexual misconduct by the executives and seeking damages, including punitive damages. On November 22, 1999, the court issued a ruling, that effectively dismissed all causes of action against Hypercom and the two named defendants, leaving one issue to be resolved at a later date. Since the court ruling, there has been no action on this matter from either party. The Company believes that the one remaining issue in the lawsuit will not have a material adverse effect on its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting on Tuesday, November 16, 1999, at which time board members Jock Patton and Peter J. Hart were each elected to serve a two-year term until the 2001 Annual Meeting of Stockholders, receiving a majority of the votes cast. Continuing directors are Albert A. Irato, George R. Wallner and William E. Fisher.

      In addition, stockholders approved amendments to the Hypercom Corporation 1997 Employee Stock Purchase Plan, with the following vote: for — 30,526,032; against — 88,355; and abstained — 5,551. Such amendments increased the number of offering periods in a calendar year from two to four and increased the discount on the purchase price from ten percent to fifteen percent.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NYSE.

	High	Low

Six Months Ended 12/31/99

First Quarter	$9.688	$7.688

Second Quarter	$10.250	$7.500

Twelve Months Ended 6/30/99

First Quarter	$10.500	$4.938

Second Quarter	12.000	4.375

Third Quarter	13.938	5.313

Fourth Quarter	9.563	5.563

Twelve Months Ended 6/30/98

First Quarter	$16.063	$16.000

Second Quarter	17.313	12.750

Third Quarter	18.938	11.118

Fourth Quarter	13.818	9.938

      The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company’s ability to pay cash dividends on its common stock is also limited by certain covenants contained in a loan agreement to which the Company is a party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” on page 18.

      The approximate number of shareholders of record as of March 2000 was 3,200.

Item 6.  Selected Financial Data

      The following table presents selected historical financial data of Hypercom at the dates and for each of the periods indicated. The selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of the Company’s future performance.

	Six Month Period
	Ended December 31,		Years ended June 30,

	1999	1998	1999	1998	1997

	(amounts in thousands, except per share amounts)

Net revenue	$149,282	$136,577	$261,515	$257,227	$196,742

Costs of revenue	81,177	68,884	141,831	130,475	103,672

Gross profit	$68,105	$67,693	$119,684	$126,752	$93,070

Percent of net revenue	45.6%	49.6%	45.8%	49.3%	47.3%

Selling, general and administrative	$43,505	$35,253	$74,772	$72,506	$52,530

Research and development	19,637	15,850	30,249	23,495	12,926

Non-cash compensation(1)	—	—	—	10,963	4,784

	$63,142	$51,103	$105,021	$106,964	$70,240

Income from operations	$4,963	$16,590	$14,663	$19,788	$22,830

Net income	$5,385	$12,359	$9,173	$13,989	$15,562

Net income per share (diluted)	$0.16	$0.36	$0.27	$0.44	$0.60

Shares used in calculations	34,446	34,549	34,428	31,830	25,754

Cash and equivalents	$26,093	$37,795	$36,727	$55,659	$16,318

Working capital	156,991	178,879	162,152	186,799	61,972

Total assets	297,777	270,410	276,280	259,577	138,741

Short and long term debt	11,176	2,188	11,284	1,797	24,570

Total shareholders’ equity	231,734	228,323	226,023	220,431	60,894

(1)	Non-cash compensation was charged in connection with stock options granted to an executive officer. Upon completion of the Company’s initial public offering in November 1997, this form of compensation ceased and no charge was incurred in the third and fourth quarters of fiscal 1998.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated and the percentage change in such operating results between periods. Results for any one or more periods are not necessarily indicative of future results:

Percentage of Net Revenue

						Period to Period Increase (Decrease)
	Six Months
	Ended		Fiscal Years			Six Months 1999	1999	1998
	December 31,		Ended June 30,				Compared
							to
	1999	1998	1999	1998	1997	Six Months 1998	1998	1997

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	9.3%	1.7%	30.7%

Costs of revenue	54.4	50.4	54.2	50.7	52.7	17.8	8.7	25.9

Gross profit	45.6	49.6	45.8	49.3	47.3	0.6	(5.6)	36.2

Selling, general and administrative	29.1	25.8	28.6	28.2	26.7	23.4	3.1	38.0

Research and development	13.2	11.6	11.6	9.1	6.6	23.9	28.7	81.8

Non-cash compensation	—	—	—	4.3	2.4	—	(100.0)	129.2

Income from operations	3.3	12.2	5.6	7.7	11.6	(70.1)	(25.9)	(13.3)

Interest income net of interest expense	0.8	1.7	1.8	0.7	0.1

Foreign currency exchange gain (loss)	(0.2)	(0.7)	(2.6)	(0.7)	0.2

Income before income taxes	3.9	13.2	4.8	7.7	11.9	(67.8)	(36.7)	15.1

Income taxes	0.3	4.1	1.3	2.3	4.0

Net income	3.6%	9.1%	3.5%	5.4%	7.9%	(56.4)	(34.4)	(10.1)

      Net revenue by geographic region are presented in the following table as a percentage of net revenues for the periods indicated:

	Six Months
	Ended		Fiscal Years Ended
	December 31,		June 30,

Revenues by Region	1999	1998	1999	1998	1997

United States	44%	54%	54%	43%	44%

Latin America (includes Mexico)	27	26	23	29	24

Asia/ Pacific	14	13	13	22	30

Europe	15	7	10	6	2

Totals	100%	100%	100%	100%	100%

  Explanatory Note

      On April 20, 1999, Hypercom changed its fiscal year end from June 30 to December 31. As a result, pursuant to the rules of the Securities and Exchange Commission, this Transition Report on Form 10-K presents financial information for the six-month period ending December 31, 1999. The results of operations and cash flows of the Company for the six months ended December 31, 1999 contained 184 days compared to 365 days for the twelve months ended June 30, 1999, 1998 and 1997.

  Comparison of Six Months ended December 31, 1999 and 1998.

      For the six months ended December 31, 1999 and 1998, net revenues increased 9.3% or $12.7 million from $136.6 million to $149.3 million, principally due to growth in Europe ($11.8 million), Asia ($3.2 million) and Latin America ($4.1 million). The significant increase in European sales was due to a rapid expansion of the customer base in an emerging market for the Company as well as the acquisition of ICL

Financial Terminals in Sweden. Additionally, new product releases such as the ICE 5000 have stimulated increased sales particularly in the United Kingdom, Turkey, and Eastern Europe. Net revenue increases in Asia and Latin America are primarily related to the stabilization of those foreign economies and currencies.

      For the six months ended December 31, 1999 and 1998, Network Systems revenue decreased $5.3 million or 33.3% from $15.9 million to $10.6 million. The decrease was primarily due to the transfer of this unit’s VoIP technology to a new joint venture, Cirilium Corporation, with Inter-Tel, Incorporated, a provider of telephony products. Revenue from “Voice over Internet Protocol” (VoIP) customers declined in anticipation of the formation of the new joint venture. In addition, Network Systems personnel spent significant time planning the reorganization of the business unit and refocusing the sales and development efforts which contributed to the reduced revenue from Network Systems for the six-month period.

      Gross profit as a percentage of net revenue decreased from 49.6% to 45.6% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. The decrease was related to the impact of the acquisition of substantially all the assets of the Horizon Group Inc. (Horizon). Horizon typically operates on a much lower gross margin percentage than historical Hypercom gross margin percentages and, as a result, has a dilutive effect on overall gross margin. Horizon was acquired on October 1, 1998 and thus the Company only included three months of Horizon financial results in the six-month period ended December 31, 1998. As a result, Horizon’s dilutive impact on the Company’s gross margin (1.8%) for the six months ended December 31, 1998 was less than for the six months ended December 31, 1999. Horizon’s financial results for the six-months ended December 31, 1999 included net revenue of $14.9 million resulting in a gross margin of $1.4 million or 9.3%. These results had a much more significant effect (4.0%) on the Company’s overall gross margin for the six months ended December 31, 1999. Additionally, increased competition and pricing pressure, as well as rising manufacturing costs related to some electronic component supply shortages have affected, and may continue to affect, margins.

      Selling, general and administrative expense increased 23.4% or $8.2 million to $43.5 million for the six months ended December 31, 1999 compared to $35.3 million for the comparable six-month period ended December 31, 1998. These increases were primarily due to additional basic corporate infrastructure in Phoenix related to accounting, legal and human resources and information systems. Additionally, the Company incurred significant increases in US, Asian, and Australian selling expenses, as well as additional overhead related to the acquisitions of Horizon and ICL Financial Terminals and the establishment of the Company’s internet division, Hypercom Net Commerce.

      Research and development expense increased 23.9% or $3.8 million to $19.6 million for the six months ended December 31, 1999 compared to $15.8 million for the six months ended December 31, 1998. This increase is consistent with the Company’s planned investment in new product development to maintain its competitive edge.

      Income from operations decreased 70.1% or $11.6 million from $16.6 million for the six months ended December 31, 1998 to $5.0 million for the six months ended December 31, 1999. The decrease is directly related to the aforementioned reduced gross margins, higher selling, general and administrative expenses, and increased research and development activities.

      Net interest income decreased 47.8% or $1.1 million from $2.3 million for the six months ended December 31, 1998 to $1.2 million for the six months ended December 31, 1999. The decrease is due to declining cash and short term investment balances. Interest income consisted primarily of returns on short and long-term investments net of interest expense incurred related to short term bank borrowings.

      Foreign currency losses result from operating in volatile markets, principally Brazil. During the six months ended December 31, 1999, the Company recorded a $0.4 million loss compared to $1.0 million for the six months ended December 31, 1998. The Company has entered into hedging strategies to mitigate the impact of foreign currency fluctuations, which resulted in the significant decrease in the loss for the six months ended December 31, 1999.

      The provisions for federal, state and foreign income taxes were $0.4 million and $5.6 million for the six-month periods ended December 31, 1999 and 1998, respectively. The Company’s effective tax rate was approximately 7% and 31% for the six months ended December 31, 1999 and 1998, respectively. The Company’s tax rate is typically lower than the US federal statutory rate due to:

•	Sales in foreign jurisdictions with lower rates (particularly in the six months ended December 31, 1999);

•	Research and experimentation credits in Australia and the US; and

•	The use of foreign sales corporations offering lower taxes on certain international sales.

  Comparison of Fiscal Years Ended June 30, 1999 and 1998

      Net revenue in fiscal 1999 increased $4.3 million or 1.7% primarily due to the acquisition of the Horizon Group, Inc. (“Horizon”) in fiscal 1999. The increase in revenue reflected growth in the United States and Europe where the Company has been establishing new sales and service operations. Revenues in Asia and Latin America have slowed due to regional economic conditions and currency devaluation.

      Gross profit as a percentage of net revenue decreased from 49.3% in fiscal 1998 to 45.8% in fiscal 1999. This decrease was due in part to the impact of Horizon which is a national distributor of equipment for Hypercom and other POS manufacturers. Horizon historically operates at margins significantly less (12%-15%) than the Company’s historical gross profit margin. In addition, gross profit also declined due to reduced selling prices as a result of increased worldwide competitive factors as well as declining economic conditions in some foreign countries.

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

      Non-cash compensation was previously charged in connection with a grant of stock options which included a stock repurchase arrangement. The Company recorded a non-cash compensation charge of $11.0 million in the first half of fiscal 1998 and incurred no further charge during the year as the repurchase arrangement terminated upon the closing of the Company’s initial public offering in November, 1997. There was no non-cash compensation charge for fiscal 1999.

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

      The provisions for federal, state, and foreign income taxes were $3.4 million and $5.9 million for the fiscal years ended June 30, 1999 and 1998, respectively. The Company’s effective rate of tax was 27% and 30% for the fiscal years ended June 30, 1999 and 1998. The Company tax rate is typically lower than the US federal statutory rate due to:

•	Research and experimentation credits in Australia and the US.

•	Sales in foreign jurisdictions with lower tax rates.

•	The use of foreign sales corporations offering lower taxes on certain international sales.

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

      Gross profit as a percentage of net revenue increased to 49.3% in fiscal 1998 from 47.3% in fiscal 1997. This increase was due to lower costs realized from a transfer of the Australian manufacturing operations to manufacturing in China and to the Company’s facilities in Phoenix, Arizona.

      Selling, general and administrative expense increased $20.0 million, or 38.0%, to $72.5 million in fiscal 1998. $6.6 million of this increase was the continued expansion of selling and administrative activities in Network Systems; $2.7 million of this increase was related to the introduction of the Company’s Ascendent POS client/server software products; and $2.5 million of the increase was for the establishment of a new POS sales and service infrastructure in Europe. The remaining increases related to normal growth caused by increased business with a $6.3 million increase- for ongoing expansion of sales operations in the United States, Latin America and Asia and $1.9 million increase in the Company’s corporate, general and administrative areas.

      Research and development expense increased $10.6 million, or 81.8%, to $23.5 million in fiscal 1998, of which $9.2 million of the increase was for POS product development as the Company prepared to introduce in fiscal 1999 its new ICE terminal products; its FastPOS 9600 bps terminals; and Ascendent client/server software.

      Non-cash compensation was charged in connection with a grant of stock options which included a stock repurchase arrangement. The Company recorded a non-cash compensation charge of $11.0 million in the first half of fiscal 1998 and incurred no further charge during the year as the repurchase arrangement terminated upon the closing of the Company’s initial public offering in November, 1997.

      Income from operations decreased $3.0 million to $19.8 million in fiscal 1998 due primarily to an increase of $6.2 million in non-cash compensation and higher selling, general and administrative expense and higher research and development expense.

  Liquidity and Capital Resources

      The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. Additionally, in November 1997, the Company completed its initial public offering which provided $125.7 million in cash. The Company’s principal uses of this cash has been to support working capital requirements such as inventory and accounts receivable growth, and to fund acquisitions and capital expenditures.

      The Company’s working capital was $158.4 million as of December 31, 1999 compared to $162.1 million at June 30, 1999. The decrease relates primarily to an increase in working capital requirements related to accounts receivable and inventory, as well as the acquisition of substantially all the assets of MicroTrax, Ltd., Inc., a leading provider of Windows NT electronic payment software systems. Additionally, the

Company entered into a joint venture agreement with Inter-Tel, Incorporated to form a jointly owned company called Cirilium Corporation. The Company has loaned $5.0 million to Cirilium for start-up expenses.

      Capital expenditures related to property, plant and equipment totaled $9.0 million for the six-month period ended December 31, 1999 with depreciation expense of $3.2 million. Capital expenditures for the fiscal years ended June 30, 1999 and 1998 totaled $12.8 million and $10.0 million respectively. Related depreciation was $5.5 million and $4.1 million in the twelve months ended June 30, 1999 and 1998 respectively.

      In February 2000, the Company increased its revolving line of credit to $20 million from $10 million with Bank One Arizona, N.A. The loan agreement contains various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company’s ability to consolidate or merge into any other entity. The loan agreement also contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum shareholder’s equity and debt coverage ratios.

      Concurrent with the closing of the Golden Eagle acquisition in January 2000, the Company entered into an additional $25 million revolving line of credit agreement with Bank One, to provide a temporary funding source for certain of Golden Eagle’s borrowings that were not assumed under the purchase transaction to facilitate the acquisition closing. The Company’s accounts receivables and inventory have been utilized as security interests in connection with the expanded line. The interest rate under the line was at prime rate.

      The Company believes that these financing facilities will be sufficient to fund operations for the foreseeable future.

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

      In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 for the Company is the second fiscal quarter of the year ending December 31, 2000. The Company is currently evaluating the effect of this SAB on its financial statements.

  Year 2000

      The Company has not experienced any significant Year 2000 disruptions, nor do we anticipate any significant problems in the future. The Company has not expended any significant amounts to address Year 2000 compliance, nor does it anticipate any significant future expenditures for Year 2000 compliance.

  Backlog

      As of December 31, 1999, the Company had a backlog of $89 million. Backlog was $118 million at December 31, 1998. The Company has taken steps to reduce terminal manufacturing lead time which reduces customers required lead time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods.

      The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

  Special Note Concerning Forward Looking Statements

      This Transition Report on Form 10-K, including the Notes to the Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words “believe expect,” “anticipate intends forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

      Forward-looking statements reflect the Company’s current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99.1 which is attached hereto and incorporated by reference into this Transition Report on Form 10-K. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

      The Company undertakes no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Nevertheless, the fair value of the Company’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of the Company’s investment portfolio.

      A substantial portion of the Company’s revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. No hedging transactions were entered into during the fiscal year ended June 30, 1999. The Company has since established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility.

      The Company does not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “Cautionary Statement Regarding Forward Looking Statements and Risk Factors” set forth in Exhibit 99.1 attached hereto.

      The following summarizes outstanding foreign currency forward contracts and their fair value as of December 31, 1999. Such forward contracts will settle through September 2000.

	Notional	Average	Fair
Contract	Amount	Rate	Value

	(In thousands)		(In thousands)

Brazilian Real	$3,056	$2.1350	$(364)

Austrailian Dollar	750	0.6558	(1)

Argentine Peso	641	1.0395	(21)

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 14 of this Transition Report on Form 10-K.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      Effective as of February 4, 2000, PricewaterhouseCoopers LLP (“PWC”) was dismissed as the independent accountants of the Company. On February 9, 2000, the Company engaged Ernst & Young LLP (“E&Y”) as its independent accountants to audit the Company’s consolidated financial statements for the fiscal six months ended December 31, 1999. The decision to change independent accountants was approved by the Audit Committee of the Company’s Board of Directors.

      PWC’s reports on the consolidated financial statements of the Company as of June 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Company’s two most recent fiscal years ended June 30, 1999 and 1998, and for the period from July 1, 1999 through February 4, 2000, there were no disagreements with PWC on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, during the Company’s two most recent fiscal years ended June 30, 1999 and 1998, and for the period from July 1, 1999 through February 4, 2000, there did not occur any kind of event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

      In connection with the Company’s engagement of E&Y as its independent accountants for the fiscal six months ended December 31, 1999, neither the Company nor any person acting on behalf of the Company, consulted E&Y regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1) (iv) of Regulation S-K, Item 304, and the related instructions) or a reportable event as described in paragraph (a)(1) (v) of Regulation S-K, Item 304.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      a.  Identification of Directors: The information set forth in the Company’s 2000 Proxy Statement under the caption “Board of Directors” is incorporated herein by reference.

      b.  Identification of Executive Officers: See Part I of this Form 10-K.

      c.  Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information set forth in the Company’s 2000 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.  Executive Compensation

      The information set forth in the Company’s 2000 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the Company’s 2000 Proxy Statement are not incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information set forth in the Company’s 2000 Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information set forth in the Company’s 2000 Proxy Statement under the caption “Certain Transactions and Relationships” is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a.  The following documents are filed as part of this report:

1.	Consolidated Financial Statements of Hypercom Corporation

	Report of Independent Auditors	25

	Report of Independent Accountants	26

	Consolidated Balance Sheets as of December 31, 1999, June 30, 1999 and June 30, 1998	27

	Consolidated Statements of Income for the Six Months Ended December 31, 1999 and for the Years Ended June 30, 1999, 1998 and 1997	28

	Consolidated Statements of Stockholders’ Equity for the Six Months Ended December 31, 1999 and for the Years Ended June 30, 1999, 1998 and 1997	29

	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1999 and for the Years Ended June 30, 1999, 1998 and 1997	30

	Notes to Consolidated Financial Statements	31

2.	Financial Statement Schedules

	Report of Independent Accountants on Financial Statement Schedule	52
	Financial Statement Schedule:

	Six Months Ended December 31, 1999 and Years Ended June 30, 1999, 1998 and 1997	53
	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

      b.  The Company filed Form 8-Ks as follows:

•	April 27, 1999, regarding the change in the Company’s fiscal year end of June 30 to December 31.

•	December 20, 1999, regarding the agreement to acquire substantially all the assets of Golden Eagle LLC.

•	January 12, 2000, regarding the acquisition of Golden Eagle LLC.

•	February 10, 2000, regarding the change of independent accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP.

      c.  The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning on Page 54 of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypercom Corporation

By	/s/ GEORGE WALLNER

George Wallner
President and Chief Executive Officer

Date: March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

Signature	Title

(1) Principal Executive, Financial and Accounting Officers
/s/ GEORGE WALLNER George Wallner	President, Chief Executive Officer and Director

/s/ JONATHON E. KILLMER Jonathon E. Killmer	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

(2) Directors

/s/ ALBERT IRATO Albert Irato	Chairman of the Board

/s/ WILLIAM E. FISHER William E. Fisher	Director

/s/ PETER J. HART Peter J. Hart	Director

/s/ JOCK PATTON Jock Patton	Director

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Hypercom Corporation

      We have audited the accompanying consolidated balance sheet of Hypercom Corporation as of December 31, 1999, and the related consolidated statements of income, stockholders’ equity, and cash flows for the six-month period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation as of December 31, 1999, and the consolidated results of its operations and its cash flows for the six month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Phoenix, Arizona

March 24, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Hypercom Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Hypercom Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Phoenix, Arizona

July 20, 1999

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS

		June 30,
	December 31,
	1999	1999	1998

	(amounts in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$26,093	$36,727	$55,659

Marketable securities, at market	23,015	26,731	42,641

Accounts receivable, net of allowance for doubtful accounts of $1,589, $3,082 and $3,729	57,370	52,589	43,989

Inventories, net	72,897	57,482	60,539

Deferred income taxes	10,972	11,430	10,991

Prepaid taxes	5,045	4,762	2,893

Prepaid expenses and other current assets	17,344	11,894	7,173

Total current assets	212,736	201,615	223,885

Property, plant and equipment, net	35,511	30,756	23,570

Investment in equity affiliates	5,776	—	258

Long-term marketable securities, at market	13,762	21,344	9,931

Deferred income taxes	3,613	146	—

Goodwill, net of amortization of $1,062, $361 and $0	9,208	6,062	—

Intangible assets, net of amortization of $1,018, $361 and $0	5,693	4,886	—

Other assets	11,478	11,471	1,933

Total assets	$297,777	$276,280	$259,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$28,538	$18,316	$17,134

Accrued liabilities	19,379	14,599	16,537

Deferred revenue	4,770	3,824	608

Income taxes payable	2,180	2,234	2,209

Current portion of long-term obligations	878	490	598

Total current liabilities	55,745	39,463	37,086

Deferred income taxes	—	—	861

Long-term obligations	10,298	10,794	1,199

Total liabilities	66,043	50,257	39,146

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 33,234,525, 33,199,517 and 33,548,625 shares outstanding at December 31, 1999, June 30, 1999 and 1998, respectively	13	13	13

Additional paid-in capital	146,040	146,011	145,601

Receivables from stockholders	(1,498)	(1,498)	(1,498)

Retained earnings	90,873	85,488	76,315

	235,428	230,014	220,431

Treasury stock, 360,141 and 394,649 shares (at cost) at December 31, 1999 and June 30, 1999, respectively	(3,694)	(3,991)	—

Total stockholders’ equity	231,734	226,023	220,431

Total liabilities and stockholders’ equity	$297,777	$276,280	$259,577

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended	Years Ended June 30,
	December 31,
	1999	1999	1998	1997

	(amounts in thousands, except per share data)

Net revenue	$149,282	$261,515	$257,227	$196,742

Costs and expenses:

Costs of revenue	81,177	141,831	130,475	103,672

Research and development	19,637	30,249	23,495	12,926

Selling, general and administrative	43,505	74,772	72,506	52,530

Non-cash compensation	—	—	10,963	4,784

Total costs and expenses	144,319	246,852	237,439	173,912

Income from operations	4,963	14,663	19,788	22,830

Interest and other income	2,355	5,888	4,435	2,248

Interest and other expense	(1,155)	(1,228)	(2,155)	(1,718)

Interest expense — related party	—	—	(446)	(422)

Foreign currency gain (loss)	(392)	(6,757)	(1,760)	445

Income before income taxes	5,771	12,566	19,862	23,383

Provision for income taxes	(386)	(3,393)	(5,873)	(7,821)

Net income	$5,385	$9,173	$13,989	$15,562

Net income per share:

Basic earnings per share	$0.16	$0.28	$0.46	$0.62

Weighted average basic common shares	33,232	33,148	30,215	25,000

Diluted earnings per share	$0.16	$0.27	$0.44	$0.60

Weighted average diluted common shares	34,446	34,428	31,830	25,754

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Receivables			Total
			Paid-in	from	Retained	Treasury	Stockholders
	Shares	Balance	Capital	Stockholders	Earnings	Stock	Equity

	(amounts in thousands, except share data)

Balance as of June 30, 1996	25,000,000	$4	$425	$(1,961)	$46,764	$—	$45,232

Contributions from stockholders	—	—	540	—	—	—	540

Advances to stockholders	—	—	—	(440)	—	—	(440)

Net income	—	—	—	—	15,562	—	15,562

Balance as of June 30, 1997	25,000,000	4	965	(2,401)	62,326	—	60,894

Issuance of common stock	8,500,000	9	127,491	—	—	—	127,500

Costs of public offering	—	—	(1,768)	—	—	—	(1,768)

Reclassification of redeemable common stock	—	—	18,506	—	—	—	18,506

Exercise of options	38,625	—	247	—	—	—	247

Payment of advances to stockholders	—	—	—	2,276	—	—	2,276

Advances to stockholders	—	—	—	(1,373)	—	—	(1,373)

Acquisition of investee	10,000	—	160	—	—	—	160

Net income	—	—	—	—	13,989	—	13,989

Balance as of June 30, 1998	33,548,625	13	145,601	(1,498)	76,315	—	220,431

Purchase of treasury stock	(587,700)	—	—	—	—	(5,396)	(5,396)

Issuance of common stock	45,541	—	410	—	—	—	410

Issuance of treasury stock	189,301	—	—	—	—	1,369	1,369

Exercise of options	3,750	—	—	—	—	36	36

Net income	—	—	—	—	9,173	—	9,173

Balance as of June 30, 1999	33,199,517	13	146,011	(1,498)	85,488	(3,991)	226,023

Issuance of treasury stock	34,508	—	24	—	—	297	321

Exercise of options	500	—	5	—	—	—	5

Net income	—	—	—	—	5,385	—	5,385

Balance as of December 31, 1999	33,234,525	$13	$146,040	$(1,498)	$90,873	$(3,694)	$231,734

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Years Ended June 30,
	December 31,
	1999	1999	1998	1997

	(amounts in thousands)

Cash flows from operating activities:

Net income	$5,385	$9,173	$13,989	$15,562

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Non-cash compensation expense	—	—	10,963	4,784

Depreciation/amortization	4,550	6,566	4,164	2,888

Bad debt expense (credit)	(24)	1,386	2,972	1,427

Provision (credit) for excess and obsolete inventory	(281)	2,925	2,510	994

Foreign currency (gain) loss	392	6,757	1,760	(445)

Deferred income tax benefit	(3,009)	(1,446)	(5,153)	(2,948)

Other	121	—	134	(231)

(Increase) decrease in:

Accounts receivable	(6,694)	(9,837)	(16,102)	(7,316)

Inventories	(15,134)	4,940	(6,617)	(15,290)

Prepaid taxes	(283)	(1,932)	3,281	(6,127)

Prepaid expenses and other current assets	(3,537)	(4,567)	(1,351)	(2,715)

Other assets	(567)	(6,767)	—	—

Increase (decrease) in:

Accounts payable	10,065	(6,647)	(5,272)	2,208

Accrued liabilities	4,781	(2,421)	2,625	5,930

Deferred revenue	584	3,216	(7,782)	6,707

Income taxes payable	(54)	25	150	(2,163)

Other liabilities	—	—	—	(70)

Net cash (used in) provided by operating activities	(3,705)	1,371	271	3,195

Cash flows from investing activities:

Advances to and investment in equity affiliates and related parties	(5,000)	—	—	(518)

Repayments from related parties	—	294	—	641

Notes receivable	—	(3,900)	—	—

Payments received on notes receivables	563	723	—	—

Acquisition of controlling interest in subsidiaries, net of cash acquired	(3,600)	(9,279)	(500)	—

Acquisition of other assets	(1,510)	(2,068)	—	—

Proceeds from disposal of property, plant and equipment	149	438	120	1,260

Purchase of property, plant and equipment	(8,969)	(12,768)	(10,023)	(6,930)

Purchase of marketable securities	(18,567)	(247,399)	(242,164)	(546)

Proceeds from maturity of marketable securities	29,865	252,000	189,559	61

Net cash used in investing activities	(7,069)	(21,959)	(63,008)	(6,032)

Cash flows from financing activities:

Proceeds of bank notes payable and other debt instruments	35,238	72,837	65,795	76,746

Repayment of bank notes payable and other debt instruments	(35,346)	(66,465)	(89,266)	(72,761)

Advances to stockholders	—	—	(1,373)	(530)

Payment of advances to stockholders	—	—	2,276	—

Proceeds from issuance of common stock	326	746	127,747	—

Purchase of treasury stock	—	(5,396)	—	—

Contributions from stockholders	—	—	—	540

Stock offering costs	—	—	(1,768)	—

Net cash provided by financing activities	218	1,722	103,411	3,995

Effect of exchange rate changes	(78)	(66)	(1,333)	(953)

Net (decrease) increase in cash	(10,634)	(18,932)	39,341	205

Cash and equivalents, beginning of period	36,727	55,659	16,318	16,113

Cash and equivalents, end of period	$26,093	$36,727	$55,659	$16,318

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1.  Description of Business

      Hypercom Corporation (with its subsidiaries, the “Company”) is a single-source global provider of end-to-end electronic payment solutions, including card payment terminals, peripherals, network products, software and e-commerce payment solutions that add value at the point-of-sale for consumers, merchants and acquirers.

      The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company’s sales and support offices located in the United Kingdom, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through the Company’s subsidiaries in Mexico, Brazil, Chile, Argentina and Venezuela; however, certain manufacturing operations exist in Brazil. The Company’s primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/ Pacific operations are also engaged in product development and product distribution through the Company’s subsidiaries or business units in Singapore, Hong Kong, Japan and Australia.

2.  Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements are comprised of the accounts of Hypercom Corporation and all subsidiaries in which a controlling interest is held. All significant inter-company balances and transactions have been eliminated.

  Basis of Presentation

      Effective July 1, 1999, the Company changed its fiscal year from a twelve month period ending June 30, to a twelve month period ending December 31. The consolidated financial statements include presentation of the transition period beginning July 1, 1999 and ending on December 31, 1999.

      The following table presents certain financial information for the six months ended December 31, 1999 and 1998, respectively (dollars in thousands, except per share amounts):

	Six Months Ended
	December 31,

	1999	1998

		(unaudited)

Revenues	$149,282	$136,577

Gross profit	$68,105	$67,693

Income from operations before income tax	$5,771	$17,912

Provision for income taxes	$386	$5,553

Net income	$5,385	$12,359

Diluted earnings per share	$0.16	$0.36

Weighted average common shares	34,446	34,549

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Foreign Currency

      The foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Their local currency financial statements are re-measured as follows: monetary assets and liabilities at year-end exchange rates, and inventories, property and non-monetary assets and liabilities at historical rates. During the six month period ended December 31, 1999 and the years ended June 30, 1999, 1998 and 1997, the Company recorded net gains (losses) on re-measurement of approximately $81,000, ($5,275,000), ($2,084,000) and $630,000, respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately ($473,000), ($1,482,000), $324,000 and ($185,000), respectively. These amounts are included in the results of operations.

  Cash and Cash Equivalents

      The Company considers all investment instruments with an remaining maturity of three months or less when purchased, to be cash equivalents.

  Marketable Securities

      Management determines the appropriate classification of its investments in tradable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gain and losses, net of tax, reported in a separate component of stockholders’ equity, if material. Cost is determined based on specific identification. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year are classified as Long-Term Marketable Securities.

  Fair Value of Financial Instruments

      The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term marketable securities is determined based on quoted market prices. The fair value of long-term obligations is estimated by discounting the future cash flows required under the terms of each respective debt agreement by current market rates for the same or similar issues of debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments. The Corporation does not acquire, hold, or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities. The Company’s only significant foreign currency contract is a six month forward contract for the Brazilian Real which matures on April 15, 2000 and is intended to partially hedge remeasurements of certain of the company’s net foreign assets. The U.S. dollar amount of the contract is approximately $3 million. At December 31, 1999, the total liability recorded under all such contracts was approximately $418,000.

  Inventories

      Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out (“FIFO”) costs. Reserves for estimated excess and/or obsolete inventory are established on a part level basis and netted against the related inventory item.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Investment in Equity Affiliates

      The Company uses the equity method of accounting for restricted share investments held in entities for which it holds greater than 20% equity interest yet does not have financial control as defined by SFAS No. 94. Under this method the Company will record it proportionate share of the operating results of the investee.

      At December 31, 1999, the first such investment was made by contribution of certain assets and intellectual property with a net book value of $776,000 and through an advance of funds totaling $5,000,000 to Cirilium Corporation.

      The advance is in the form of a 8.5% note receivable due the earlier of December 10, 2002, a qualifying initial public offering, the sale of more than 50% of the voting stock of Cirilium or the merger of Cirilium into another Corporation. There is no proportionate share of operating results in Cirilium as of December 31, 1999, as Cirilium effectively commenced operations on January 3, 2000.

  Capitalized Software

      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company’s historical product development process was such that technological feasibility was established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product was ready for initial shipment were not historically significant. Accordingly, prior to fiscal year 1999 all software development costs were expensed as incurred and included in research and development costs. However, due to a change in certain software development documentation during the fiscal year ended June 30, 1999, certain software development costs required capitalization. The amounts capitalized in the six month period ended December 31, 1999 and in the year ended June 30, 1999, were approximately $1.5 million and $2.0 million respectively.

  Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	31.5 years

Machinery and equipment	5-7 years

Furniture and fixtures	5-7 years

Vehicles	5 years

Leasehold improvements	2.5-15 years

  Goodwill

      Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired, which is being amortized on a straight-line basis over periods ranging from 5 to 20 years.

  Intangible assets

      Intangible assets represent capitalized software costs, acquired customer lists, work force and covenants not to compete, which are being amortized on a straight-line basis over periods ranging from 3 to 7.5 years.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has a contract in which it provides a warranty to the customer during the third party installation period. If the product does not function properly during this period, the Company is obligated to repair it. At initiation of this contract, the Company recognized revenue at the end of the installation period due to its lack of history with the customer and contract, and resulting inability to estimate warranty costs. During the year ended June 30, 1999, the Company began recognizing revenue upon shipment for this contract based on the history provided by a large number of sales and its resulting ability to accurately estimate such warranty costs. This change resulted in incremental revenues of $4.4 million for the year ended June 30, 1999. During the six-month period ended December 31, 1999 and the fiscal year 1999, revenues recognized under this contract totaled $4.2 million and $11.7 million respectively.

  Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) which defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (“APB 25”), provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS No. 123, had been applied.

      The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25, and has provided the required pro forma disclosures.

  Net Income Per Share

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”) and the Securities and Exchange Commission Staff Accounting Bulletin 98 (“SAB 98”) effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the net incremental common shares issuable upon the exercise of stock options. SAB 98 does not affect the Company’s EPS calculations. All prior period earnings per share amounts have been restated to comply with the SFAS No. 128.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (in thousands, except per share amounts):

	Six Months Ended	Years Ended June 30,
	December 31,
	1999	1999	1998	1997

Numerator — Basic and Diluted EPS:

Net income	$5,385	$9,173	$13,989	$15,562

Denominator — Basic EPS:

Weighted average common shares outstanding	33,232	33,148	30,215	25,000

Basic earnings per share	$0.16	$0.28	$0.46	$0.62

Denominator — Diluted EPS:

Denominator — Basic EPS	33,232	33,148	30,215	25,000

Effect of dilutive securities — common stock options	1,214	1,280	1,615	754

Weighted average diluted common shares outstanding	34,446	34,428	31,830	25,754

Diluted earnings per share	$0.16	$0.27	$0.44	$0.60

  Treasury Stock

      In June 1998, the Board of Directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s stock. Shares repurchased under this authorization were used to offset dilution caused by the Employees Stock Purchase Plan and Stock Option Plan. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. When treasury shares are issued, the Company uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of retained earnings.

  Self-Insurance

      The Company self-insures, with certain stop loss insurance coverages, for short-term disability, life and employee healthcare. Claims expense is recorded in the year of occurrence through the accrual of claim reserves based on estimates of ultimate claims costs. Claims incurred but not yet reported are estimated and reserved for based on historical claims data.

  Operating Segments

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), superseding SFAS No. 14, Financial Reporting for Segments of a Business Enterprise (“SFAS No. 14”). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 for the fiscal year ended June 30, 1997, and has provided the required disclosures.

      The accounting policies of the reportable segments are the same as those used for the consolidated entity. Performance is evaluated based on profit or loss from operations. Intersegment sales and transfers are accounted for based on defined transfer prices.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Reclassification

      Certain prior year amounts have been reclassified to conform with the current period presentation.

  New Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss). The statement was originally required to be adopted and is effective for all fiscal years beginning after June 15, 2000. The Company is evaluating the effect SFAS No. 133 will have on its financial reporting and disclosures as well as on its derivative and hedging activities.

      In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 for the Company is the second fiscal quarter of the year ending December 31, 2000. The Company is currently evaluating the effect of this SAB on its financial statements.

      In December 1998, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions was issued. This SOP modified SOP 97-2 to permit recognition of revenue for the delivered elements of a contract when the vendor-specific objective evidence of fair value exists for the undelivered elements of the contract. The SOP was effective for transactions that are entered into in the fiscal years beginning after March 15, 1999. The adoption of this SOP did not have a significant impact on the Company’s financial statements.

3.  Concentrations of Credit and Other Risks

  Financial Instruments

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term marketable securities.

      The Company’s cash and cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company, in the normal course of business, maintains balances in excess of the Federal Deposit Insurance Corporation’s insurance limit. The balance in excess of the insurance limit at December 31, 1999 and June 30, 1999 and 1998 was approximately $7.7 million, $1.5 million and $5.2 million, respectively. The Company also maintains balances in foreign banks that are used for current operations of subsidiaries located abroad. Foreign deposits that are uninsured amounted to approximately $10.7 million, $12.5 million and $8.3 million as of December 31, 1999 and June 30, 1999 and 1998, respectively.

      The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary.

  Inventories

      Most components used in the Company’s systems are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months,

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

      The Company estimates inventory provisions for potentially excess and obsolete inventory on a part level basis based on forecasted demand. Actual demand may differ from such anticipated demand and may have a material adverse effect on inventory valuation.

  International Operations

      The Company’s international business is an important contributor to the Company’s net revenue and profits. However, the majority of the Company’s international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of the Company’s overseas offices are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates.

      The Company conducts manufacturing operations in Brazil, Australia, and China. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.

      As of December 31, 1999, the Company maintained significant accounts receivable balances in the Asia Pacific region, which are subject to the economic risks inherent to that region.

4.  Marketable Securities

      As of December 31, 1999 and as of June 30, 1999 and 1998, the difference between amortized cost and fair market value of the Company’s marketable securities and long-term marketable securities was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The Company’s municipal bonds and corporate notes have maturities that range from three months to two years. As of December 31, 1999 and June 30, 1999 and 1998, marketable securities consist of the following (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998

Municipal bonds and government securities	$3,702	$8,053	$34,201

Corporate bonds	5,554	8,443	6,671

Commercial paper	10,843	10,235	—

Mutual funds	2,916	—	1,769

Total marketable securities	$23,015	$26,731	$42,641

Municipal bonds and government securities	7,903	13,070	3,740

Corporate bonds	5,859	8,274	6,191

Total long-term marketable securities	$13,762	$21,344	$9,931

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Fair Value of Financial Instruments

      A summary of carrying amounts and fair values as of December 31, 1999, June 30, 1999 and 1998 are as follows (dollars in thousands):

	December 31, 1999		June 30, 1999		June 30, 1998

	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$26,093	$26,093	$36,727	$36,727	$55,659	$55,659

Marketable securities	23,015	23,015	26,731	26,731	42,641	42,641

Long-term marketable securities	13,762	13,762	21,344	21,344	9,931	9,931

Financial Liabilities:

Long-term obligations	11,176	11,176	11,284	11,284	1,797	1,822

6.  Inventories

      Inventories consist of the following (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998

Purchased parts	$31,827	$20,308	$18,710

Work in process	5,581	5,249	11,388

Finished goods	35,489	31,925	30,441

	$72,897	$57,482	$60,539

7.  Property, Plant and Equipment

      Property, plant and equipment consist of the following (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998

Land and improvements	$4,701	$4,664	$4,264

Building	14,637	10,791	6,027

Machinery and equipment	24,100	22,721	17,022

Furniture and fixtures	5,607	4,224	2,826

Vehicles	1,255	1,142	1,096

Leasehold improvements	1,786	1,710	1,617

	52,086	45,252	32,852

Less accumulated depreciation	(16,575)	(14,496)	(9,282)

	$35,511	$30,756	$23,570

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Long-term Obligations

      Long-term obligations consist of the following (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998

Floating Rate Option note payable to Bank One, Arizona; payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$10,086	$10,220	$—

Capital leases	744	658	825

Other	346	406	972

	11,176	11,284	1,797

Current portion of long-term obligations	(878)	(490)	(598)

	$10,298	$10,794	$1,199

      In connection with the floating rate option note, the letter of credit is subject to renewal on April 1, 2006. If the letter of credit is not renewed, the entire remaining principal balance will become due and payable. The letter of credit is collateralized by land and buildings. The Company is required to make increasing monthly deposits of $18,490 up to $81,752 over the life of the note into a sinking fund to provide periodic repayment of the notes. The Company has entered into an interest rate swap agreement to fix the effective interest rate at 7.895%. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counter-parties.

      The Company has a $10.0 million revolving line of credit agreement with Bank One, Arizona. Under the terms of the agreement, the Company may borrow up to an amount equal to 80% of its accounts receivable under ninety days past due and 35% of its raw material (purchased parts) and finished goods inventory. There was no outstanding balance as of December 31, 1999.

      At December 31, 1999, the Company had a $5 million letter of credit facility with Bank One, Hong Kong used to collateralize certain obligations to third parties for the purchase of inventory. The letters of credit drawn on this facility have a term of 180 days and bear interest at the bank’s prime rate. The facility itself terminates on December 31, 2001. There were no letters of credit outstanding on this facility as of December 31, 1999.

      The loan agreements relating to the floating rate option notes and line of credit with Bank One, Arizona, NA impose various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company’s ability to consolidate or merge into any other entity. In addition, the loan agreements contain certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum owner’s equity and debt coverage ratios.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate principal payments due on long-term obligations are as follows (dollars in thousands):

Years Ending December 31,

2000	$878

2001	423

2002	378

2003	346

2004	341

Thereafter	8,810

$11,176

9.  Income Taxes

      Income before income taxes consists of the following (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998	1997

Income (loss) before income taxes:

United States	$(2,482)	$13,702	$21,149	$13,621

Foreign	8,253	(1,136)	(1,287)	9,762

	$5,771	$12,566	$19,862	$23,383

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998

Deferred tax assets, current:

Inventory valuation and reserves	$2,196	$2,471	$2,948

Compensation accruals	7,599	7,437	7,268

Allowance for doubtful accounts	195	662	—

Other	982	860	775

Deferred tax assets, current	$10,972	$11,430	$10,991

Deferred tax assets (liabilities), non-current:

Tax loss carry forwards	$4,772	$2,384	$1,004

Property, plant and equipment	(874)	(1,035)	(747)

Other	(285)	(1,203)	(1,118)

Net deferred tax assets (liabilities), non-current	$3,613	$146	$(861)

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income tax expense are as follows (dollars in thousands):

		June 30,
	December 31,
	1999	1999	1998	1997

Current:

Federal	$—	$3,584	$8,473	$6,904

State	12	277	1,239	1,227

Foreign	3,383	978	1,314	2,638

	3,395	4,839	11,026	10,769

Deferred:

Federal	(1,503)	(35)	(3,810)	(2,601)

State	(250)	(5)	(653)	(446)

Foreign	(1,256)	(1,406)	(690)	99

	(3,009)	(1,446)	(5,153)	(2,948)

	$386	$3,393	$5,873	$7,821

      Consolidated income tax expense differed from the amount computed by applying the U.S. federal income tax rate to income taxes before income as shown below:

		June 30,
	December 31,
	1999	1999	1998	1997

Tax expense at the federal statutory rate	35.0%	35.0%	35.0%	35.0%

State income taxes (benefit), net of federal income tax effect	(2.7)	1.4	4.1	3.4

Foreign taxes attributable to foreign operations less than federal statutory rate	(13.2)	(3.2)	(2.5)	(3.3)

Research and experimentation credit	(12.4)	(9.0)	(4.5)	(2.1)

Foreign sales corporation	—	(2.2)	(7.0)	(2.7)

Tax exempt interest	(0.5)	(3.5)	(1.4)

Translation loss	—	11.8	9.1

Other	0.5	(3.4)	(3.2)	3.1

Effective tax rate	6.7%	26.9%	29.6%	33.4%

      As of December 31, 1999 and June 30, 1999, 1998 and 1997, the Company had not provided deferred income tax benefits on cumulative losses of individual international subsidiaries of $28,108,000, $29,200,000, $5,620,000 and $2,109,000, respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $5,622,000, $7,855,000, $1,663,000 and $704,000 respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in its various international jurisdictions.

      As a result of certain employment actions and capital investments undertaken by Hypercom, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2005.

10.  Profit Sharing Plans

      The Company has a 401(k) profit sharing plan, which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the six-month period ended December 31, 1999, and the years ended June 30, 1999 and 1998 was approximately $439,000, $867,000 and $36,000, respectively.

      Beginning with fiscal year 1999, the Company has paid a matching contribution each pay period of 50% of the employee’s contributions, up to 6% of employee’s compensation, to the Federal limit of $10,000 per calendar year.

11. Stockholders’ Equity

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

  Stock Options and Non-cash Compensation

      In connection with an officer’s employment agreement (the “Agreement”), as amended, the Company provided for stock options to be granted to an officer equal to 1.0% of the outstanding common shares of the Company as of June 30, 1992, 1993 and 1994 with exercise prices equal to the fair market values defined by a net income formula in the Agreement (“Defined Fair Market Value”) at the respective dates. The options are exercisable as of July 1, 1995, 1996 and 1997, respectively, and remain exercisable for 10 years from these dates. The Agreement also provides for additional stock options immediately exercisable to purchase 1.0% of the outstanding common stock of the Company on January 1, 1994 and 1995 with an exercise price equal to the Defined Fair Market Value as of the respective dates; the options remain exercisable for 10 years. In accordance with variable plan accounting, compensation expense of $10,963,000, and $4,784,000 was recognized for the years ended June 30, 1998 and 1997, respectively. No compensation expense was recognized for the year ended June 30, 1999 or the six month period ended December 31, 1999.

      Prior to the completion of the Company’s IPO, the Agreement required the Company to purchase all or part of any shares then owned by the officer under certain circumstances. The purchase obligation terminated at the completion of the Company’s IPO in November 1997. No compensation expense related to the options was recognized after that date. Since the Company was obligated to repurchase the officer’s shares, the estimated value of the shares was recorded as redeemable common stock. Upon termination of the obligation, this amount was reclassified to additional paid-in capital.

      During fiscal 1997, the Company’s board of directors approved the Hypercom Corporation Long-Term Incentive Plan (the “Plan”) which allocates 5,000,000 shares of common stock for issuance at the Company’s discretion. The Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the Plan become exercisable over a period determined by the Board of Directors (generally over five years) and expire ten years after the date of grant.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information follows:

			Years Ended June 30,

	Six Months Ended
	December 31, 1999		1999		1998		1997

		Weighted		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average	Shares	Average
	under	Exercised	under	Exercised	under	Exercised	under	Exercised
	Options	Price	Options	Price	Options	Price	Options	Price

Beginning balance outstanding	5,084,679	$6.96	3,745,875	$5.83	2,943,750	$4.75	1,030,000	$1.62

Granted	969,780	9.21	1,520,304	9.98	860,750	9.65	1,913,750	6.43

Exercised	(500)	9.60	(3,750)	9.60	(38,625)	6.40

Forfeited	(414,275)	8.96	(177,750)	9.12	(20,000)	9.60

Ending balance outstanding	5,639,684	$7.14	5,084,679	$6.96	3,745,875	$5.83	2,943,750	$4.75

Exercisable at end of year	2,503,150	$4.92	2,179,971	$4.41	1,917,125	$3.84	1,436,250	$3.77

      The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 1999:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
Range of	under	Remaining	Exercise	under	Exercise
Exercise Prices	Options	Contractual	Price	Options	Price

$0.66 – 2.66	1,030,000	3.0	$1.62	1,030,000	$1.62
$5.00 – 8.375	2,171,625	6.6	6.58	1,130,126	6.41
$8.50 – 12.80	2,436,659	9.8	9.97	341,624	9.85
$15.88 – 18.00	1,400	8.1	17.39	1,400	17.39

	5,639,684			2,503,150

      The weighted average fair value of options granted in fiscal years ended June 30, 1997, 1998, 1999 and the six months ended December 31, 1999 was $4.74, $5.85, $6.92 and $7.05, respectively.

      Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 6.50%; an average expected time to exercise of five years; expected volatility of 80%; and no dividends.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information for the six months ended December 31, 1999 and the years ended June 30, 1999 and 1998 follows (dollars in thousands except for net income per share information):

	Six Months
	Ended	Years Ended June 30,
	December 31,
	1999	1999	1998	1997

Pro forma net income	$3,462	$7,078	$11,713	$14,834

Pro forma net income per share — basic	0.10	0.21	0.39	0.59

Pro forma net income per share — diluted	0.10	0.21	0.37	0.58

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

  Employee Stock Purchase Plan

      On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees of the Company to purchase shares of the Common Stock through periodic payroll deductions. The initial offering period commenced immediately following the IPO and extended through June 30, 1998, with subsequent offering periods beginning every six months thereafter (every three months effective November 16, 1999). At the end of each offering period, payroll deductions for the offering period are used to purchase shares of Common Stock for each participant’s account at a price equal to 90% (85% effective November 16, 1999) of the fair market value of the Common Stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of Common Stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the plan, for the six month period ended December 31, 1999 and years ended June 30, 1999 and June 30, 1998 the Company sold 34,508, 79,133 and 0 shares to employees at weighted average prices of $8.61, $9.09 and $0 a share, respectively.

  Preferred Stock

      On September 8, 1997, the Company’s board of directors authorized 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 1999, no shares were outstanding.

  Directors’ Stock Plan

      On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation Directors’ Stock Plan (the “Director Plan”). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Director of an option to purchase 6,250 shares of Common Stock immediately following the Offering. In addition, each individual who first becomes a Director after the date of the initial grant of options will be granted an option to purchase 6,250 shares of Common Stock, and will receive an annual grant of options to purchase 6,250 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 93,750, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price or a combination thereof.

  Initial Public Offering

      On November 19, 1997, the Company completed an initial public offering (“IPO”) of its common stock, in which it sold 8,500,000 shares of common stock for $16 per share. Net proceeds received by the Company were approximately $127.5 million, of which approximately $23.1 million was used to repay indebtedness.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Brazil Devaluation

      As a result of the devaluation of the Brazilian Real, the Company recorded a pretax loss of $4.4 million related to the net monetary asset exposure for the fiscal year ended June 30, 1999. This loss is included in the $6.7 million foreign currency loss for the fiscal year ended June 30, 1999.

13.  Commitments and Contingencies

  Lease Commitments

      The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties. The Company also leases various equipment and vehicles under capital leases.

      Future minimum payments under the operating and capital leases are as follows (dollars in thousands):

	Operating	Capital
Years Ending December 31,	Leases	Leases

2000	$1,583	$424

2001	3,061	119

2002	1,163	111

2003	826	59

2004	643	31

Thereafter	645	—

Total minimum lease payments	$7,921	744

Less imputed interest		89

Present value of minimum lease payments		$655

  Litigation

      On September 23, 1998, an employee of the Company filed a lawsuit in the Maricopa County Superior Court against the Company and two senior executives alleging sexual misconduct by the executives and seeking damages, including punitive damages. On November 22, 1999, the court issued a ruling, which effectively dismissed all causes of action against the Company and the two named defendants, leaving one issue to be resolved at a later date. Since the court ruling, there have been no actions on this matter by either party. The Company believes that the one remaining issue in the lawsuit will not have a material adverse effect on its financial condition.

      The Company is subject to other legal demands, which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

14.  Related Party Transactions

  Hypercom Unit Trust

      During fiscal 1999, 1998 and 1997, the Company paid approximately $92,000, $97,000, and $109,000 in rent to Hypercom Unit Trust, a trust fund controlled by certain stockholders. During the six month period ended December 31, 1999, such payments amounted to $17,197.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Express Card Systems, Inc.

      A relative of an officer of the Company is a Vice President of Express Card Systems, Inc. (“ECS”), a sales company, which derives a significant portion of its revenues from products sold to the Company. During fiscal 1999, 1998 and 1997, ECS was paid $246,000, $314,000 and $340,000, respectively, with respect to sales of product to the Company. During the six month period ended December 31, 1999, such payments amounted to $129,857.

15.  Segment Information

      The Company has two reportable segments: POS Systems and Network Systems. POS Systems develops, manufactures, markets and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets and supports enterprise networking systems.

      The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

      The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the six-months ended December 31, 1999 and the years ended June 30, 1999, 1998 and 1997 (dollars in thousands):

	Six Months Ended December 31, 1999

	POS	Network
	Systems	Systems	Total

Revenue from external customers	$138,672	$10,610	$149,282

Intersegment revenues	5,798	5,738	11,536

Total revenues	$144,470	$16,348	$160,818

Segment income (loss) from operations	$12,748	$(48)	$12,700

Depreciation and amortization expense	$3,313	$281	$3,594

Segment assets	$376,673	$26,227	$402,900

	Fiscal Year Ended June 30, 1999

	POS	Network
	Systems	Systems	Total

Revenue from external customers	$231,011	$30,504	$261,515

Intersegment revenues	8,976	5,506	14,482

Total revenues	$239,987	$36,010	$275,997

Segment income (loss) from operations	$30,586	$(80)	$30,506

Depreciation and amortization expense	$4,398	$529	$4,927

Segment assets	$303,561	$23,116	$326,677

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended June 30, 1998

	POS	Network
	Systems	Systems	Total

Revenue from external customers	$230,839	$26,388	$257,227

Intersegment revenues	—	1,680	1,680

Total revenues	$230,839	$28,068	$258,907

Segment income (loss) from operations	$55,118	$(4,828)	$50,290

Depreciation and amortization expense	$2,157	$453	$2,610

Segment assets	$311,011	$28,350	$339,361

	Fiscal Year Ended June 30, 1997

	POS	Network
	Systems	Systems	Total

Revenue from external customers	$172,682	$24,060	$196,742

Intersegment revenues	—	10,468	10,468

Total revenues	$172,682	$34,528	$207,210

Segment income from operations	$32,005	$3,933	$35,938

Depreciation and amortization expense	$2,199	$435	$2,634

Segment assets	$186,863	$31,455	$218,318

Reconciliation

	Six Months Ended	Years Ended June 30,
	December 31,
	1999	1999	1998	1997

Net Revenues

Net revenues for reportable segments	$160,818	$275,997	$258,907	$207,210

Elimination of intersegment revenues	(11,536)	(14,482)	(1,680)	(10,468)

Total consolidated revenues	$149,282	$261,515	$257,227	$196,742

Income from Operations

Income from operations for reportable segments	$12,700	$30,506	$50,290	$35,938

Elimination of intersegment profits (losses)	3,710	4,813	(3,021)	(5,341)

Unallocated amounts:

Corporate expenses	(11,447)	(20,656)	(27,481)	(7,767)

Consolidated income from operations	$4,963	$14,663	$19,788	$22,830

Depreciation and Amortization Expenses

Depreciation and amortization expenses from reportable segments	$3,594	$4,927	$2,610	$2,634

Unallocated amounts:

Corporate depreciation and amortization	956	1,639	1,554	254

Consolidated depreciation and amortization expense	$4,550	$6,566	$4,164	$2,888

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended	Years Ended June 30,
	December 31,
	1999	1999	1998

Assets

Segment assets	$402,900	$326,677	$339,361

Unallocated amounts:

Corporate assets	137,424	143,057	140,697

Eliminations:

Intercompany receivables	(102,969)	(94,432)	(131,840)

Investments in related parties	(54,254)	(49,937)	(34,707)

Advances to related parties	(82,999)	(43,380)	(43,742)

Profit in ending inventory	(1,684)	(4,841)	(10,192)

Other profit eliminations	(641)	(864)

Consolidated assets	$297,777	$276,280	$259,577

      Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 1999 and for each of the three years ended June 30, 1999, 1998 and 1997 is presented in the table below (dollars in thousands):

	United States	Latin America	Asia/Pacific	Europe	Total

Six months ending December 31, 1999

Revenues	$66,224	$39,971	$21,275	$21,812	$149,282

Long-lived assets	42,053	8,136	9,530	7,948	$67,667

Year ending June 30, 1999

Revenues	$141,100	$59,461	$34,253	$26,701	$261,515

Long-lived assets	32,012	7,315	7,030	6,818	$53,175

Year ending June 30, 1998

Revenues	$110,410	$74,632	$57,909	$14,276	$257,227

Long-lived assets	16,096	4,774	3,188	595	$24,653

Year ending June 30, 1997

Revenues	$86,904	$47,482	$58,233	$4,123	$196,742

16.  Acquisitions

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

      Horizon was acquired for $5.0 million in cash and $0.5 million in Hypercom common stock issued from Treasury Stock. The acquisition agreement provides for additional payments up to $7.0 million, based on Horizon’s earnings over the three-year period subsequent to the acquisition date. The additional payments, if applicable, are to be in the form of Hypercom common stock.

      The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition was allocated to identifiable net tangible assets and liabilities of $1.0 million, identifiable intangibles of $3.2 million and goodwill of $1.6 million. The

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of Horizon’s operations are included in Hypercom’s consolidated statements of income and cash flows beginning with the date of the acquisition.

  SP/RJ Service Company

      Effective January 1, 1999 Hypercom’s Brazilian subsidiary purchased substantially all of the assets of SP/RJ Service Company (SP/RJ) for $900,000 in cash. SP/RJ is primarily involved in the installation and maintenance of POS terminals in Southern Brazil.

      The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of ($0.3) million and goodwill of $1.2 million. The results of the operations are included in Hypercom’s consolidated statements of income and cash flows beginning with the date of the acquisition.

  JTS ChequeOut Solutions Inc.

      Effective April 8, 1999, Hypercom purchased substantially all the assets of the Rochester, NY-based JTS ChequeOut Solutions Inc., a provider of card-based, multi-lane financial and marketing systems for U.S. supermarket chains for $1.5 million in cash and $0.6 million in common stock issued from treasury stock.

      The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of ($40,000) and goodwill of $2.1 million. The results of the operations are included in Hypercom’s consolidated statements of income and cash flows beginning with the date of the acquisition.

  ICL Financial Terminals AB

      Effective April 14, 1999, Hypercom purchased substantially all the assets of the payment security business of ICL’s Financial Terminals division in Sweden. ICL Financial Terminals was a provider of secure payment devices, smart card products and self-service point-of-sale (POS) terminals.

      The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of $0.3 million and goodwill of $1.3 million. The results of the operations are included in Hypercom’s consolidated statements of income and cash flows beginning with the date of the acquisition.

      The purchase price was $1.5 million in cash. The acquisition agreement also provides for a contingent payment of $0.5 million cash to be paid to ICL upon Hypercom’s collection of $6 million from ICL relating to ICL meeting an annual purchase requirement of $6 million in product from Hypercom by April 1, 2000.

  MicroTrax, Ltd., Inc.

      Effective October 19, 1999, the Company acquired the assets and business of MicroTrax, Ltd., Inc., a leading provider of Windows NT electronic payment software systems for $3.6 million in cash. The results of the operations are included in Hypercom’s consolidated statements of income and cash flows beginning with the date of acquisition.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Supplemental Cash Flow Information

	Six Months Ended	Years Ended June 30,
	December 31,
	1999	1999	1998	1997

Interest paid	$(541)	$(455)	$(2,543)	$(2,247)

Income taxes paid	$(18)	$(5,652)	$(4,837)	$(15,880)

Cash and noncash investing and financing activities

Acquisition of plant and equipment through capital leases	—	—	$698	$133

Contribution of assets to jointly-owned company	$776	—	—	—

Changes in accounts payable related to the purchase of property, plant and equipment	$(95)	$210	$367	$36

Acquisition of controlling interest in subsidiaries:

Assets acquired (net of seller financing)	$3,962	$18,290	$744

Liabilities assumed	(362)	(7,942)	(244)

Net assets acquired	$3,600	10,348	500

Less issuance of treasury stock	—	(1,069)	—

Net cash paid for acquisition of controlling interest in subsidiaries	$3,600	$9,279	$500

18.  Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 1999 and 1998 and for each of the two quarters in the six months ended December 31, 1999. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts.)

	Six Month Period Ended
	December 31, 1999

	September 30	December 31	Six Months

Net revenue	$73,302	$75,980	$149,282

Gross profit	33,333	34,772	68,105

Income from operations	4,040	923	4,963

Net income	3,422	1,963	5,385

Basic earnings per share	0.10	0.06	0.16

Diluted earnings per share	0.10	0.06	0.16

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 1999

	September 30	December 31	March 31	June 30	Fiscal Year

Net revenue	$65,983	$70,594	$56,304	$68,634	$261,515

Gross profit	33,355	34,338	24,327	27,664	119,684

Income (loss) from operations	7,324	9,266	(1,744)	(183)	14,663

Net income (loss)	5,755	6,604	(3,666)	480	9,173

Basic earnings (loss) per share	0.17	0.20	(0.11)	0.01	0.28

Diluted earnings (loss) per share	0.17	0.19	(0.11)	0.01	0.27

	Fiscal 1998

	September 30	December 31	March 31	June 30	Fiscal Year

Net revenue	$78,937	$71,209	$54,339	$52,742	$257,227

Gross profit	38,106	36,919	25,894	25,833	126,752

Income (loss) from operations	14,698	3,865	3,160	(1,935)	19,788

Net income (loss)	9,110	1,841	4,034	(996)	13,989

Basic earnings (loss) per share	0.36	0.06	0.12	(0.03)	0.46

Diluted earnings (loss) per share	0.35	0.06	0.11	(0.03)	0.44

19.  Subsequent Events

      On January 10, 2000, the Company announced that its wholly owned subsidiary, Hypercom Financial, Inc. had completed the purchase of substantially all of the assets and business and the assumption of certain liabilities of Golden Eagle LLC (“Golden Eagle”). Golden Eagle is a lessor of POS equipment. The purchase price paid was $18.5 million in cash and $4 million in the Company’s common stock. The purchase agreement provides for additional payments up to $32.5 million, payable in the Company’s common stock based on Golden Eagle’s earnings over the next three-year period subsequent to the acquisition date.

      The acquisition is to be accounted for under the purchase method of accounting. It is estimated that substantially all the purchase price will be allocated to identifiable net tangible assets and liabilities of $0.14 million and identifiable intangibles and goodwill amounting to $22.36 million, which will be amortized over 15 years.

      Concurrent with the closing of the Golden Eagle acquisition, the Company entered into an additional $25 million revolving line of credit agreement with Bank One, to provide a temporary funding source for certain of Golden Eagle’s borrowings that were not assumed under the purchase transaction to facilitate the acquisition closing. The Company’s accounts receivables and inventory have been utilized as security interests in connection with the expanded line. The interest rate under the line was at the prime rate.

      In February 2000, the Company increased its revolving line of credit to $20 million from $10 million with Bank One Arizona, N.A.. The loan agreement contains various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company’s ability to consolidate or merge into any other entity. The loan agreement also contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum shareholder’s equity and debt coverage ratios.

Item 14 (a).  Financial Statement Schedule

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Hypercom Corporation

      Our audits of the consolidated financial statements for the years ended June 30, 1999, 1998 and 1997 referred to in our report dated July 20, 1999 which report and consolidated financial statements are included in this Transition Report on Form 10-K also included an audit of the financial statements schedule for the years ended June 30, 1999, 1998 and 1997 listed in Item 14(a) (2) of this Form 10-K. In our opinion, this financial statement schedule for the years ended June 30, 1999, 1998 and 1997 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Phoenix, Arizona

July 20, 1999

FINANCIAL STATEMENT SCHEDULE

		Additions

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts	Deductions	End of Period

	(Dollars in thousands)

Year Ended June 30, 1997:

Allowance for doubtful accounts	$761	$1,427		$(1,409)	$779

Inventory reserves	2,133	994		(525)	2,602

Year Ended June 30, 1998:

Allowance for doubtful accounts	779	2,972		(22)	3,729

Inventory reserves	2,602	2,510		(469)	4,643

Year Ended June 30, 1999:

Allowance for doubtful accounts	3,729	1,386		(2,033)	3,082

Inventory reserves	4,643	2,925		(2,295)	5,273

Six Months Ended December 31, 1999:

Allowance for doubtful accounts	3,082	(24)		(1,469)	1,589

Inventory reserves	5,273	(281)	32		5,024

LIST OF EXHIBITS

Exhibit
No	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-35461).
3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Registration No. 333-35461).
4	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Registration No. 333-35461).
10.1(a)**	Revolving Credit Agreement by and between Hypercom Corporation and Bank One, Arizona, NA, dated January 20, 1998.
10.1(b)***	Modification Agreement to Revolving Credit Agreement by and between Hypercom Corporation and Bank One, Arizona, NA, dated January 25, 1999.
10.2*	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc.
10.3*	Hypercom Corporation Long-Term Incentive Plan.†
10.4*	Hypercom Corporation 1997 Employee Stock Purchase Plan.†
10.5*	Promissory Note, dated October 17, 1994, by and between Hypercom, Inc., and George Wallner.†
10.6*	Hypercom Corporation Non-employee Directors’ Stock Option Plan.†
10.7*	Employment Agreement with Jairo Gonzalez, dated January 1, 1997.†
10.8*	Employment Agreement with Albert A. Irato, dated January 1, 1997.†
10.9*	Loan Agreement, dated October 12, 1996, by and between Hypercom Pty. Ltd., and George Wallner.†
10.10*	Loan Agreement, dated October 12, 1996, by and between Hypercom Pty. Ltd., and Paul Wallner.†
10.11*	Description of lease by and between Hypercom Pty. Ltd., and Hypercom Unit Trust.
10.12***	Severance agreement, dated June 1, 1999 by and between Thomas Linnen and Hypercom Corporation.
10.13***	Promissory Note by and between Hypercom Corporation and Capital One Funding Corporation, dated April 1, 1999.
10.14***	Reimbursement Agreement by and between Hypercom Corporation, Bank One, Arizona, NA, and Capital One Funding Corporation, dated April 1, 1999,
10.15****	Agreement of Purchase and Sale of Assets by and Among Hypercom Corporation, Hypercom Financial, Inc., Golden Eagle LLC, Golden Corporation, Lawrence T. Lawler, Jr., and Leonard E. Friedlander dated as of December 14, 1999.
16*****	Letter re Change in Certifying Accountant
21***	Subsidiaries of the Company
23.1	Consent of Independent Auditors
23.2	Consent of Independent Public Accountants
27	Financial Data Schedule
99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).
**	Incorporated by reference to the Company’s Annual Report on Form 10-K/ A filed on November 3, 1998.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 23, 1999.
****	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2000.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2000.
   †  Management or Compensatory Plan Agreement.