Form 10-Q
period 2000-03-31
HYPERCOM CORP
filed 2000-05-15
CIK 1045769

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 1-13521

                              HYPERCOM CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              86-0828608
------------------------------                            ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                             2851 West Kathleen Road
                             Phoenix, Arizona 85053
                             -----------------------
               (Address of principal executive offices) (Zip Code)

                                 (602) 504-5000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 8, 2000, was 34,523,329.

================================================================================

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                 Page
-------           ---------------------                                                                 ----
ITEM 1.           Financial Statements.................................................................   3

                  Notes to Condensed Consolidated Financial

                  Statements...........................................................................   6

                  Independent Accountants' Review Report...............................................  11

ITEM 2.           Management's Discussion and Analysis of

                  Financial Condition and Results of Operations........................................  12

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk...........................  16


PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings....................................................................  17

ITEM 2.           Changes in Securities and Use of Proceeds............................................  17

ITEM 4.           Submission of Matters to a Vote of Securities Holders................................  17

ITEM 6.           Exhibits and Reports on Form 8-K.....................................................  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HYPERCOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        (unaudited)
ASSETS                                                                   March 31,   December 31,
                                                                           2000         1999
                                                                        -----------  ------------
Current assets:
      Cash and cash equivalents                                          $   7,405    $  26,093
      Marketable securities, at market                                       7,032       23,015
      Accounts receivable (net of allowance for
        doubtful accounts of $1,744 and $1,589)                             69,793       57,370
      Net investment in direct financing leases                             13,324           --
      Inventories                                                           80,912       72,897
      Deferred income taxes                                                  9,808       10,972
      Prepaid taxes                                                          5,184        5,045
      Prepaid expenses and other current assets                             22,574       17,344
                                                                         ---------    ---------
Total current assets                                                       216,032      212,736

      Property, plant and  equipment, net                                   36,610       35,511
      Investment in equity affiliates                                        4,076        5,776
      Long-term marketable securities, at market                             7,798       13,762
      Net investment in direct financing leases                             32,779           --
      Deferred income taxes                                                  3,848        3,613
      Goodwill, net of amortization of $1,922 and $1,062                    30,773        9,208
      Intangible assets, net of amortization of $1,347 and $1,018            6,009        5,693
      Other assets                                                          12,518       11,478
                                                                         ---------    ---------
Total assets                                                             $ 350,443    $ 297,777
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $  17,142    $  28,538
      Accrued liabilities                                                   21,759       19,379
      Deferred revenue                                                       2,952        4,770
      Income taxes payable                                                     277        2,180
      Current portion of long-term obligations                              26,075          878
                                                                         ---------    ---------
Total current liabilities                                                   68,205       55,745

      Long-term obligations                                                 47,952       10,298
                                                                         ---------    ---------
Total liabilities                                                          116,157       66,043

Stockholders' equity:
      Common stock, $.001 par value; 100,000,000 shares authorized;
         34,190,423 and 33,234,525 shares issued and outstanding for
         March 31, 2000 and December 31, 1999, respectively                     14           13
      Additional paid-in capital                                           152,219      146,040
      Receivables from stockholder                                          (1,498)      (1,498)
      Retained earnings                                                     86,999       90,873
                                                                         ---------    ---------
                                                                           237,734      235,428
Treasury stock, 332,170 and 360,141 shares (at cost) at March 31, 2000
      and December 31, 1999, respectively                                   (3,448)      (3,694)
                                                                         ---------    ---------
Total stockholders' equity                                                 234,286      231,734
                                                                         ---------    ---------
Total liabilities and stockholders' equity                               $ 350,443    $ 297,777
                                                                         =========    =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                              Three Months Ended
                                                      ------------------------------------
                                                      March 31, 2000        March 31, 1999
                                                      --------------        --------------
Net revenue                                              $ 77,333             $ 56,304
Costs and expenses:
       Costs of revenue                                    46,645               31,977
       Research and development                            10,703                6,935
       Selling, general and administrative                 22,817               19,136
                                                         --------             --------
            Total costs and expenses                       80,165               58,048
                                                         --------             --------
            Loss from operations                           (2,832)              (1,744)

Interest and other income                                     686                1,723
Interest and other expense                                   (191)                (292)
Foreign currency loss                                        (381)              (5,000)
Hypercom's equity share of Cirilium
  Corporation's net loss                                   (1,700)                --
                                                         --------             --------
            Loss before income taxes                       (4,418)              (5,313)

Income tax benefit                                            544                1,647
                                                         --------             --------
            Net loss                                     $ (3,874)            $ (3,666)
                                                         ========             ========
Net loss per share:

       Basic loss per share                              $  (0.11)            $  (0.11)
                                                         ========             ========

       Weighted average basic common shares                33,959               33,098
                                                         ========             ========

       Diluted loss per share                            $  (0.11)            $  (0.11)
                                                         ========             ========

       Weighted average diluted common shares              33,959               33,098
                                                         ========             ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                              Three Months Ended
                                                                                      --------------------------------------
                                                                                        March 31, 2000       March 31, 1999
                                                                                      -----------------    -----------------
Cash flows from operating activities:
      Net loss                                                                            $ (3,874)            $ (3,666)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
      Depreciation/amortization                                                              2,915                1,636
      Bad debt expense (recovery)                                                              196               (1,371)
      Deferred components of direct financing leases                                        (2,453)                --
      Provision for losses on direct financing leases                                        2,291
      Provision for excess and obsolete inventory                                              671                 --
      Equity loss in affiliates                                                              1,700                 --
      Foreign currency loss                                                                    381                5,000
      Deferred income taxes                                                                    929                 --
      Other                                                                                      6                   91
(Increase) decrease in accounts receivable, inventories, prepaid income taxes,
   prepaid expenses and other current assets & other assets                                (24,443)               4,624
Increase (decrease) in accounts payable, accrued liabilities,
   deferred revenue & income taxes payable                                                 (13,793)               2,490
                                                                                          --------             --------
           Net cash (used in) provided by operating activities                             (35,474)               8,804

Cash flows from investing activities:
      Advances to related parties                                                           (1,170)                --
      Repayments from related parties                                                         --                    285
      Notes receivable                                                                        --                 (3,900)
      Payments received on notes receivable                                                    529                  523
      Principal payments received on direct-finance leases                                   2,692
      Funding of direct-finance leases                                                      (9,767)
      Acquisition of controlling interests in subsidiaries,
         net of cash acquired                                                              (22,912)              (5,347)
      Acquisition of other assets                                                             (545)                (460)
      Proceeds from disposal of property,
         plant & equipment                                                                     379                  371
      Purchase of property, plant & equipment                                               (2,550)              (4,726)
      Purchase of marketable securities                                                       (582)             (13,958)
      Proceeds from maturity of marketable securities                                       22,529               18,937
                                                                                          --------             --------
           Net cash used in investing activities                                           (11,397)              (8,275)

Cash flows from financing activities:
      Proceeds of bank notes payable
         and other debt instruments                                                         79,464                9,270
      Repayment of bank notes payable
         and other debt instruments                                                        (57,469)             (10,408)
      Proceeds from issuance of common stock                                                 6,426                  252
      Other                                                                                   --                    143
                                                                                          --------             --------
           Net cash provided by (used in) financing activities                              28,421                 (743)
Effect of exchange rate changes                                                               (238)                (361)
                                                                                          --------             --------
Net decrease in cash                                                                       (18,688)                (575)
Cash & equivalents, beginning of period                                                     26,093               37,795
                                                                                          --------             --------
Cash & equivalents, end of period                                                         $  7,405             $ 37,220
                                                                                          ========             ========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED AND IN THOUSANDS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom's audited financial statements and footnotes thereto included in Hypercom's Transition Report on Form 10-K for the six-month period ended December 31, 1999.

REVENUE RECOGNITION

The Company generally recognizes product revenue, including sales to distributors, upon shipment of product. Revenue from service obligations is recognized over the lives of the contracts. The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

FOREIGN CURRENCY

Due to the increasing market risks resulting from fluctuations in foreign currencies, the Company uses derivative financial instruments to reduce exposures to its net investments in certain foreign locations (principally Brazil). The Company does acquire, hold or issue derivative financial instruments for trading purposes. The derivative financial instruments entered into generally include forward exchange contracts maturing in less than one year. The counterparties to these contracts are major financial institutions and management believes the risk of loss from nonperformance by any counterparty is remote.

Any premiums or discounts related to forward exchange contracts are reported in the balance sheet at cost and amortized to results of operations over the life of the contract. Gains and losses on the forward contracts arising from changes in foreign currency exchange rates are included in results of operations in the period as the rate changes. As of March 31, 2000, the Company had contracts totaling $6.0 million Brazilian Reals outstanding to hedge against its net investment in Brazil. These contracts expire in April 2000. Management intends to continue to hedge its net investments in foreign locations as deemed necessary on an ongoing basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)
(CONTINUED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                           March 31,         December 31,
                              2000               1999
                           ---------         ------------
Purchased parts             $46,985            $31,827
Work in progress              5,266              5,581
Finished goods               28,661             35,489
                            -------            -------
                            $80,912            $72,897
                            =======            =======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)
(CONTINUED)

NOTE 3 - SEGMENT INFORMATION

As of December 31, 1999 Hypercom had two segments: Point-of-Sale (POS) Systems and Network Systems. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. In conjunction with the establishment of the Cirilium joint venture on December 31, 1999, Network Systems became immaterial to Hypercom's consolidated financial position and results of operations as a separate reportable segment. With the acquisition of Golden Eagle LLC, a direct-financing lease business, on January 10, 2000, direct-finance leasing activities became a new reportable segment.

Hypercom's reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three month period ended March 31, 2000:

                                                                        Three months ended
                                                                          March 31, 2000
                                                              --------------------------------------
                                                                  POS         Equipment
                                                                Systems        Leasing      Total
                                                              --------------------------------------
Revenue from external customers                                 $  72,113     $  5,220    $  77,333
Intersegment revenues                                                  --           --           --
                                                              --------------------------------------
       Total revenues                                           $  72,113     $  5,220    $  77,333
                                                              ======================================
Segment income from operations                                  $   3,258     $      9    $   3,267
                                                              ======================================
Segment assets                                                  $ 446,995     $ 71,126    $ 518,121
                                                              ======================================


                                                                   Three Months Ended
Reconciliation                                                       March 31, 2000
                                                                   ------------------
Net revenues
       Net revenue for reportable segments                                $ 77,333
       Elimination of intersegment revenue                                    --
                                                                          --------
            Total consolidated revenue                                    $ 77,333
                                                                          ========
Income from operations
       Income from operations for reportable segments                     $  3,267
       Elimination of intersegment profit                                     --
       Corporate expenses (including translation gains/losses)              (6,099)
                                                                          --------
            Consolidated loss from operations                             $ (2,832)
                                                                          ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)
(CONTINUED)

NOTE 4 - INVESTMENT IN CIRILIUM CORPORATION

In December 1999, the Company, along with Inter-Tel Incorporated formed a jointly owned company called Cirilium Corporation. The Company contributed certain assets and intellectual property with a net book value of $776,000 and advanced funds totaling $5,000,000. The advance is in the form of a 8.5% note receivable due the earlier of December 10, 2002, a qualifying initial public offering, the sale of more than 50% of the voting stock of Cirilium or the merger of Cirilium into another corporation.

The Company has reported its 45% investment in Cirilium on the equity method and reported a loss of $1,700,000 for the three months ended March 31, 2000. Such loss represents 45% of the Cirilium net loss.

The investment in Cirilium consisted of the following:

Investment in common stock            $   776,000
Notes receivable                        5,000,000
                                      -----------
                                        5,776,000
Cumulative net loss                    (1,700,000)
                                      -----------
                                      $ 4,076,000
                                      ===========

NOTE 5 - ACQUISITIONS

On January 8, 2000, the Company acquired, through its wholly owned subsidiary, Hypercom Financial, Inc., substantially all of the assets and business and the assumption of certain liabilities of Golden Eagle LLC ("Golden Eagle"). Golden Eagle is a lessor of POS equipment. The purchase price paid was $18.5 million in cash and $4 million in the Company's common stock. The purchase agreement provides for additional payments up to $32.5 million, payable in the Company's common stock based on Golden Eagle's earnings over the next three-year period subsequent to the acquisition date.

The acquisition was accounted for under the purchase method of accounting. Substantially all the purchase price was allocated to identifiable net tangible assets and liabilities of $0.14 million and identifiable intangibles and goodwill amounting to $22.36 million, which is being amortized over 15 years.

Concurrent with the closing of the Golden Eagle acquisition, the Company entered into an additional $25.0 million revolving line of credit agreement with Bank One, to provide a temporary funding source for certain of Golden Eagle's borrowings that were not assumed under the purchase transaction to facilitate the acquisition closing. The Company's accounts receivables and inventory have been utilized as security interests in connection with the expanded line. The interest rate under the line was at the prime rate.

Pro Forma information with respect to the acquisition of Golden Eagle includes the historical financial information of the Company and Golden Eagle for the three months ended March 31 of each three month period as if the acquisition occurred at the beginning of such period. Pro forma adjustments include only those adjustments directly attributable to the transaction, and as such, are for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the acquisition actually occurred on such dates. Pro forma information as if the acquisition occurred at the beginning of each period is as follows;

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                        2000                 1999
                                                                      -------              -------
Revenues                                                              $77,768              $59,840
Net loss                                                              $(3,873)             $(3,820)
Basic loss per share                                                  $ (0.11)             $ (0.11)
Diluted loss per share                                                $ (0.11)             $ (0.11)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)
(CONTINUED)

NOTE 6 - NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in direct financing leases consists of lease contracts receivable, plus the estimated residual value of the equipment at the lease termination date, less unearned income. Leases contracts receivable represents the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the original sum of the lease contract receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

The following summarized the Company's investment in direct financing leases:

                                     At March 31, 2000
                                     -----------------
Lease contracts receivable               $ 54,716
Estimated residual value                   14,024
Unearned income                           (22,637)
                                         ---------
        Net investment                   $ 46,103
                                         =========

NOTE 7 - SUBSEQUENT EVENTS

In May 2000, the Company increased its revolving line of credit to $25 million from $20 million with Bank One Arizona, N.A.. The loan agreement contains various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. The loan agreement also contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum shareholder's equity and debt coverage ratios.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Hypercom Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Hypercom Corporation as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Hypercom Corporation as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the six-month period ended December 31, 1999, not presented herein, and in our report dated March 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                           /s/ Ernst & Young LLP

Phoenix, Arizona
April 19, 2000

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended March 31, 2000, increased $21.0 million or 37.3% to $77.3 million from $56.3 million in the three months ended March 31, 1999. This increase is a result of higher sales in Latin America (up $13.6 million), as well as Europe (up $7.0 million) and Asia (up $1.7 million). Revenues in the United States declined (down $2.3 million) due to price competition on legacy POS products. Network Systems revenues decreased (down $4.2 million) principally due to the impact of the recently formed joint venture, which transferred existing VoIP customers to Cirilium. Recently acquired Golden Eagle Leasing added $5.2 million of new revenue for the quarter ended March 31, 2000.

COST OF REVENUE

Hypercom's cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, and in 2000 also includes interest expense with respect to direct-financing leases. The cost of revenue for the three-month period ended March 31, 2000 increased $14.7 million or 45.9% to $46.7 million from $32.0 million in the three-months ended March 31, 1999.

As a percentage of revenue, gross margin decreased from 43.2% in the quarter ended March 31, 1999 to 39.7% for the quarter ended March 31, 2000. This decline was a result of certain higher component costs, product mix and competitive price pressures.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $3.8 million from $6.9 million in the quarter ended March 31, 1999 to $10.7 million in the quarter ended March 31, 2000. This increase is attributable to increased R&D activities related to the ICE product family and to the ePic initiative. Additionally, the impact of the acquisitions of ICL Sweden, Microtrax, and JTS has resulted in new R&D expenditures of over $1 million relative to the comparable quarter in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $22.8 million for the quarter ended March 31, 2000, compared to $19.1 for the comparative quarter in the prior year. This $3.7 million or 19.2% increase is attributable to:

         - $1.0 million in selling, general and administrative expenses related to expansion of Hypercom's e-commerce efforts;

         - $2.5 million in new selling, general, and administrative expenses related to the acquisition of Golden Eagle Leasing; and

         - Increased selling expenses related to the $21 million increase in revenue relative to the same quarter in the prior year.

LOSS FROM OPERATIONS

The loss from operations for the quarter ended March 31, 2000 increased $1.1 million to $2.8 million compared to a loss of $1.7 million for the same quarter in the prior year. Historically, the first calendar quarter is the weakest quarter due to the post Christmas, Chinese New Year, and Latin holidays. As a percentage of revenue, the loss for the quarter ended March 31, 2000 was 3.7% compared to 3.1% for the same quarter in the prior year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

Interest income ($0.7 million) consisted primarily of returns on short and long-term investments. Interest expense ($0.2 million) related to borrowings on real property, bank lines of credit, and foreign currency hedging instruments. Foreign currency losses ($0.4 million) resulted from operating in volatile economic markets, principally Brazil and Australia. During the three-month period ended March 31, 2000, the net interest income, less foreign currency losses, amounted to income of $0.1 million compared to a loss of $3.6 million for the same quarter in the prior year.

HYPERCOM'S EQUITY SHARE OF CIRILIUM CORPORATION'S NET LOSS

The loss from Hypercom's equity interest in Cirilium represents its 45% share of Cirilium losses for the three-months ended March 31, 2000. Cirilium began its development and operations activities during this three-month period and such initial losses were expected by the Company.

INCOME TAX BENEFIT

The income tax benefit for federal, state and foreign taxes were $0.5 million and $1.6 million for the three month period ended March 31, 2000 and 1999, respectively. The Company's effective rate of income tax benefit was 12.3% and 31.0% for the three months ended March 31, 2000 and 1999. The Company is receiving advantageous tax rates in connection with its manufacturing facility located in China. In addition, Hypercom's tax rate has been typically lower than the U.S. federal statutory rate due to:

-        Research and experimentation credits in Australia and the U.S.,
-        Sales in foreign jurisdictions with lower rates; and
- The use of foreign sales corporations offering lower taxes on certain international sales.

The income tax benefit for the 2000 period was lower than the statutory rate due to the lower overall effective rates discussed above coupled with the loss on Hypercom's equity share of Cirilium corporation's net loss which provides no income tax benefit.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's working capital was $147.8 million as of March 31, 2000 compared to $165.1 million at March 31, 1999. The decrease relates primarily to the acquisition of substantially all the assets of JTS ChequeOut Solutions, Inc., ICL Sverige AB, and Microtrax, Ltd., Inc. during the second, third and fourth quarters of calendar 1999, and the acquisition of Golden Eagle LLC in 2000. Additionally, the Company entered into a joint venture agreement with Inter-Tel, Incorporated to form a jointly owned company called Cirilium Corporation. The Company has loaned $5.0 million to Cirilium for start-up expenses.

Capital expenditures totaled $2.5 million and $4.7 million in the three month periods ended March 31, 2000 and 1999, respectively, while depreciation was $1.7 million and $1.2 million in the respective periods.

The Company believes that its net capital position, cash from operations and borrowing capacity are sufficient to fund operations for the foreseeable future. The Company also has a revolving line of credit of $20 million with Bank One, Arizona, N.A. ($25 million as of May 2000). The balance outstanding at March 31, 2000 was $16.4 million. The loan agreement contains various restrictions on the Company, including the prohibition of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth and minimum owner's equity and debt coverage ratios.

YEAR 2000

The Company has not experienced any significant Year 2000 disruptions, nor do we anticipate any significant problems in the future. The Company has not expended any significant amounts to address Year 2000 compliance, nor does it anticipate any significant future expenditures for Year 2000 compliance. No significant Year 2000 compliance issues have been reported on our products since the millennium changeover. We may in the future be subject to claims based on Year 2000 problems in others' products, custom modifications made by us or third parties to our products, or issues arising from the integration of multiple products within an overall system. We have not been a party to any litigation or arbitration proceeding to date alleging that our products or services are not Year 2000 compliant. However, we are from time to time involved in payment disputes and may be subject to Year 2000 counter claims. There can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues.

To date, we have not encountered any Year 2000-related problems with our financial institutions, investment advisors or suppliers of products, services and systems purchased by us, nor others with whom we transact business on a worldwide basis. Further, we have not encountered any Year 2000-related problems with our internal systems. All of our financial and operational systems were available over the millennium changeover and the integrity of the historical information contained within those systems has not been affected.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BACKLOG

As of March 31, 2000, Hypercom had backlog of $72 million, a decrease of 45%, compared to the same date in 1999. As of December 31, 1999, the backlog was $89 million.

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

The following summarizes outstanding foreign currency forward contracts and their fair value as of March 31, 2000. The Brazilian Real forward contract will settle in April 2000 while the others will settle through September 2000.

                               Notional                Average              Fair
Contract                        Amount                  Rate                Value
                               --------                -------              -----
                            (In thousands)                              (In thousands)
Brazilian Real                $     3,056            $     2.1350       $     3,380
Australian Dollar             $       641            $     0.6558       $       612
Argentine Peso                $       750            $     1.0145       $       742

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of Part I of Hypercom's Form 10-K for the year ended December 31, 1999, for disclosures regarding pending matters.

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

(b) The Company filed Form 8-K's as follows:

         -        January 12, 2000 regarding the acquisition of Golden Eagle
                  LLC.

         - February 10, 2000 regarding the changes of independent auditors from PricewaterhouseCoopers LLP to Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 15, 2000     By: /s/ Jonathon E. Killmer
                       ---------------------------
                       Jonathon E. Killmer

                       Executive Vice President, Chief Financial Officer
                       And Chief Administrative Officer
                       (duly authorized officer and Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit Number    Description of Exhibit
--------------    ----------------------
        10.16     Promissory Note and loan agreement by and between Hypercom
                  Financial, Inc. and Bank One, Arizona, NA, dated
                  January 6, 2000.
        11.1      Statement re Computation of Per Share Earnings
        15.1      Letter re Unaudited Interim Financial Information
        21        Subsidiaries of the Company
        27.1      Financial Data Schedule
        99.1      Cautionary Statement Regarding Forward-Looking Statements and
                  Risk Factors