Form 10-Q
period 2000-06-30
HYPERCOM CORP
filed 2000-08-14
CIK 1045769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to          .
                                                 ----------  ----------

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

                             2851 West Kathleen Road
                             Phoenix, Arizona 85053
                             ----------------------
               (Address of principal executive offices) (Zip Code)

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


                                  Yes X   No
                                     ---    ---

Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of August 14, 2000, was 34,566,359.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                              Page
-------           ---------------------                                                              ----
ITEM 1.           Financial Statements                                                                  3

                  Notes to Condensed Consolidated Financial
                  Statements                                                                            6

                  Independent Accountants' Review Report                                               11

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        12

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                           18


PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                    18

ITEM 2.           Changes in Securities and Use of Proceeds                                            18

ITEM 4.           Submission of Matters to a Vote of Securities Holders                                18

ITEM 6.           Exhibits and Reports on Form 8-K                                                     18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              HYPERCOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                (unaudited)
ASSETS                                                            June 30,      December 31,
                                                                    2000           1999
                                                                    ----           ----
Current assets:
  Cash and cash equivalents                                      $   6,017       $  26,093
  Marketable securities, at market                                   2,524          23,015
  Accounts receivable (net of allowance for
    doubtful accounts of $2,430 and $1,589)                         83,992          57,370
  Net investment in direct financing leases                         16,876              --
  Inventories, net                                                  86,753          72,897
  Deferred income taxes                                              9,885          10,972
  Prepaid taxes                                                      4,519           5,045
  Prepaid expenses and other current assets                         21,428          17,344
                                                                 ---------       ---------
Total current assets                                               231,994         212,736

  Property, plant and equipment, net                                37,791          35,511
  Investment in equity affiliates                                    2,091           5,776
  Long-term marketable securities, at market                         7,015          13,762
  Net investment in direct financing leases                         37,098              --
  Deferred income taxes                                              3,848           3,613
  Goodwill, net of amortization of $2,742 and $1,062                32,258           9,208
  Intangible assets, net of amortization of $1,691 and $1,018        6,440           5,693
  Other assets                                                      14,602          11,478
                                                                 ---------       ---------
Total assets                                                     $ 373,137       $ 297,777
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  25,075       $  28,538
  Accrued liabilities                                               21,931          19,379
  Deferred revenue                                                   2,704           4,770
  Income taxes payable                                               1,111           2,180
  Current portion of long-term obligations                          77,981             878
                                                                 ---------       ---------
Total current liabilities                                          128,802          55,745

  Long-term obligations                                             10,915          10,298
                                                                 ---------       ---------
Total liabilities                                                  139,717          66,043

Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 34,228,293 and 33,234,525 shares issued
    and outstanding for June 30, 2000 and December 31,
    1999, respectively                                                  14              13
  Additional paid-in capital                                       152,400         146,040
  Receivables from stockholder                                      (1,498)         (1,498)
  Retained earnings                                                 85,764          90,873
                                                                 ---------       ---------
                                                                   236,680         235,428
Treasury stock, 310,486 and 360,141 shares (at cost)
  at June 30, 2000 and December 31, 1999, respectively              (3,260)         (3,694)
                                                                 ---------       ---------
Total stockholders' equity                                         233,420         231,734
                                                                 ---------       ---------
Total liabilities and stockholders' equity                       $ 373,137       $ 297,777
                                                                 =========       =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)


                                            Three Months Ended June 30,     Six Months Ended June 30,
                                            ---------------------------     -------------------------
                                               2000            1999            2000            1999
                                               ----            ----            ----            ----
Net revenue                                 $  89,817       $  68,634       $ 167,150       $ 124,938
Costs and expenses:
  Costs of revenue                             52,484          40,970          99,130          72,948
  Research and development                     10,607           7,465          21,310          14,400
  Selling, general and administrative          23,890          20,382          46,707          39,518
                                            ---------       ---------       ---------       ---------
    Total costs and expenses                   86,981          68,817         167,147         126,866
                                            ---------       ---------       ---------       ---------
    Income (loss) from operations               2,836            (183)              3          (1,927)

Interest and other income                         188           1,351             874           3,072
Interest and other expense                     (1,282)           (442)         (1,472)           (734)
Foreign currency loss                            (517)           (758)           (899)         (5,758)
Hypercom's equity share of Cirilium
  Corporation's net loss                       (2,215)             --          (3,914)             --
                                            ---------       ---------       ---------       ---------
    Loss before income taxes                     (990)            (32)         (5,408)         (5,347)

Income tax (expense) benefit                     (245)            512             299           2,161
                                            ---------       ---------       ---------       ---------
    Net (loss) income                       $  (1,235)      $     480       $  (5,109)      $  (3,186)
                                            =========       =========       =========       =========

Net income (loss) per share:

    Basic (loss) earnings per share         $   (0.04)      $    0.01       $   (0.15)      $   (0.10)
                                            =========       =========       =========       =========
    Weighted average basic common shares       34,216          33,191          34,088          33,144
                                            =========       =========       =========       =========
    Diluted (loss) earnings per share       $   (0.04)      $    0.01       $   (0.15)      $   (0.10)
                                            =========       =========       =========       =========
    Weighted average diluted common shares     34,216          34,186          34,088          33,144
                                            =========       =========       =========       =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                           June 30, 2000       June 30, 1999
                                                                           -------------       -------------
Cash flows from operating activities:
    Net loss                                                                 $  (5,109)          $  (3,186)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation/amortization                                                    5,815               3,646
    Bad debt expense (recovery)                                                  1,094                (806)
    Deferred components of direct financing leases                                 705                  --
    Provision for losses on direct-finance leases                                2,194                  --
    Provision for excess and obsolete inventory                                  1,080               2,925
    Equity loss in affiliates                                                    3,914                  --
    Foreign currency loss                                                          899               5,758
    Deferred income taxes                                                          853              (1,457)
    Other                                                                           23                 123
Increase in accounts receivable, inventories, prepaid income taxes,
  prepaid expenses and other current assets & other assets                     (46,467)             (5,778)
Increase (decrease) in accounts payable, accrued liabilities,
  deferred revenue & income taxes payable                                       (5,112)              4,197
                                                                             ---------           ---------
      Net cash (used in) provided by operating activities                      (40,111)              5,422
Cash flows from investing activities:
    Advances to related parties                                                 (1,185)                 --
    Repayments from related parties                                                 --                 322
    Notes receivable                                                                --              (3,900)
    Payments received on notes receivable                                          535                 723
    Principal payments received on direct-finance leases                         4,407                  --
    Funding of direct-finance leases                                           (22,415)                 --
    Acquisition of controlling interests in subsidiaries,
      net of cash acquired                                                     (25,793)             (9,279)
    Acquisition of other assets                                                 (1,301)             (1,558)
    Proceeds from disposal of property,
      plant & equipment                                                          1,672                 (21)
    Purchase of property, plant & equipment                                     (6,821)             (7,481)
    Purchase of marketable securities                                             (708)           (213,649)
    Proceeds from maturity of marketable securities                             27,947             219,019
                                                                             ---------           ---------
        Net cash used in investing activities                                  (23,662)            (15,824)
Cash flows from financing activities:
    Proceeds of bank notes payable
      and other debt instruments                                               128,099              35,565
    Repayment of bank notes payable
      and other debt instruments                                               (90,926)            (27,071)
    Proceeds from issuance of common stock                                       6,795                 746
    Other                                                                           --                 (19)
                                                                             ---------           ---------
        Net cash provided by financing activities                               43,968               9,221
Effect of exchange rate changes                                                   (271)                113
                                                                             ---------           ---------
Net decrease in cash                                                           (20,076)             (1,068)
Cash & equivalents, beginning of period                                         26,093              37,795
                                                                             ---------           ---------
Cash & equivalents, end of period                                            $   6,017           $  36,727
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED AND IN THOUSANDS)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

FOREIGN CURRENCY

Due to the increasing market risks resulting from fluctuations in foreign currencies, the Company uses derivative financial instruments to reduce exposures to its net investments in certain foreign locations (principally Brazil). The Company does not acquire, hold or issue derivative financial instruments for trading purposes. The derivative financial instruments entered into generally include forward exchange contracts maturing in less than one year. The counterparties to these contracts are major financial institutions and management believes the risk of loss from nonperformance by any counterparty is remote.

Any premiums or discounts related to forward exchange contracts are reported in the balance sheet at cost and amortized to results of operations over the life of the contract. Gains and losses on the forward contracts arising from changes in foreign currency exchange rates are included in results of operations in the period as the rate changes. As of June 30, 2000, the Company had contracts totaling 30 million Brazilian Reals outstanding to hedge against its net investment in Brazil. These contracts expire at various dates through October 2000. Management intends to continue to hedge its net investments in foreign locations as deemed necessary on an ongoing basis.

EARNINGS PER SHARE

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the net incremental common shares issuable upon the exercise of stock options. Due to losses for the three months ended June 30, 2000, as well as the six months ended June 30, 2000 and 1999, there was no dilutive effect, as any such effect would have been anti-dilutive.

NEW PRONOUNCEMENTS

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 for the Company is no later than the fourth fiscal quarter of the year ending December 31, 2000. The Company is currently evaluating the effect of this SAB on its financial statements.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                        June 30,      December 31,
                          2000           1999
                        --------      -----------
Purchased parts         $39,304        $31,827
Work in progress          9,820          5,581
Finished goods           37,629         35,489
                        -------        -------
                        $86,753        $72,897
                        =======        =======

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

With the acquisition of Golden Eagle LLC, a direct-financing lease business, direct-finance leasing activities became a new reportable segment.

Hypercom's reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three and six month period ended June 30, 2000:



                                                  Three months ended                              Six months ended
                                                     June 30, 2000                                  June 30, 2000
                                       ----------------------------------------         ----------------------------------------
                                          POS          Equipment                           POS         Equipment
                                        Systems         Leasing           Total          Systems        Leasing            Total
                                        -------         -------           -----          -------        -------            -----
Revenue from external customers        $ 83,978        $  5,838         $ 89,817        $156,092        $ 11,058         $167,150
Intersegment revenues                        --              --               --              --              --               --
                                       --------        --------         --------        --------        --------         --------
    Total revenues                     $ 83,978        $  5,838         $ 89,817        $156,092        $ 11,058         $167,150
                                       ========        ========         ========        ========        ========         ========
Segment income from operations         $ 10,019        $   (987)        $  9,032        $ 13,277        $   (978)        $ 12,299
                                       ========        ========         ========        ========        ========         ========


                                                     Three Months Ended      Six Months Ended
Reconciliation                                          June 30, 2000         June 30, 2000
--------------                                          -------------         -------------
Net revenues
   Net revenue from reportable segments                   $  89,817             $ 167,150
   Elimination of intersegment revenue                           --                    --
                                                          ---------             ---------
     Total consolidated revenue                           $  89,817             $ 167,150
                                                          =========             =========
Income from operations
   Income from operations for reportable segments         $   9,032             $  12,299
   Elimination of intersegment profit                            --                    --
   Corporate expenses                                        (6,196)              (12,296)
                                                          ---------             ---------
     Consolidated income from operations                  $   2,836             $       3
                                                          =========             =========

NOTE 4 - INVESTMENT IN CIRILIUM CORPORATION

In December 1999, the Company, along with Inter-Tel Incorporated formed a jointly owned company called Cirilium Corporation. The Company contributed certain assets and intellectual property with a net book value of $1,005,000 and advanced funds totaling $5,000,000. The advance is in the form of a 8.5% note receivable due the earlier of December 10, 2002, a qualifying initial public offering, the sale of more than 50% of the voting stock of Cirilium or the merger of Cirilium into another corporation.

The Company has reported its 45% investment in Cirilium on the equity method and reported a loss of $2,215,000 and $3,914,000 for the three and six-month periods ended June 30, 2000, respectively.

The investment in Cirilium consisted of the following:

Investment in common stock            $ 1,005,000
Notes receivable                        5,000,000
                                      -----------
                                        6,005,000
Cumulative net loss                    (3,914,000)
                                      -----------
                                      $ 2,091,000
                                      ===========


NOTE 5 - ACQUISITIONS

On January 8, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets and business and the assumption of certain liabilities of Golden Eagle LLC ("Golden Eagle"). Golden Eagle is a lessor of POS equipment. The purchase price paid was $18.5 million in cash and $4 million in the Company's common stock. The purchase agreement provides for additional payments up to $32.5 million, payable in the Company's common stock based on Golden Eagle's earnings over the next three-year period subsequent to the acquisition date.

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

Pro forma information with respect to the acquisition of Golden Eagle includes the historical financial information of the Company and Golden Eagle for each of the six month periods ended June 30, as if the acquisition occurred at the beginning of each period. Pro forma adjustments include only those adjustments directly attributable to the transaction, and as such, are for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the acquisition actually occurred on such dates. Pro forma information as if the acquisition occurred at the beginning of each period is as follows;

                                        SIX MONTHS ENDED JUNE 30,
                                        -------------------------
                                      2000                    1999
                                      ----                    ----
Revenues                           $167,586                $133,706
Net loss                           $ (5,108)               $ (3,449)
Basic loss per share               $  (0.15)               $  (0.10)
Diluted loss per share             $  (0.15)               $  (0.10)

NOTE 6 - NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in direct financing leases consists of lease contract receivables, plus the estimated residual value of the equipment at the lease termination date, less unearned income. Lease contract receivables represents the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the original sum of the lease contract receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

The following summarized the Company's investment in direct financing leases:

                                  At June 30, 2000
                                  ----------------
Lease contracts receivable            $ 64,866
Estimated residual value                15,146
Unearned income                        (26,038)
                                      --------
  Net investment                      $ 53,974
                                      ========

NOTE 7 - SUBSEQUENT EVENTS

In July 2000, the Company increased its revolving line of credit to $35 million from $25 million with Bank One Arizona, N.A. The loan agreement contains various restrictions on the Company, including the prohibitions of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. The loan agreement also contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth, and minimum shareholders' equity and debt coverage ratios.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Hypercom Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Hypercom Corporation as of June 30, 2000, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods then ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

Phoenix, Arizona
July 27, 2000

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended June 30, 2000 increased $21.2 million or 30.9% to $89.8 million from $68.6 million in the three months ended June 30, 1999. This increase resulted from $17.9 million of increased revenues in Latin America, Europe and Asia. Additionally, the new business unit, Golden Eagle Leasing, added new revenue of $5.8 million over the prior quarter. The Company's Multi-lane product line within its POS Systems segment contributed $1.1 million of sales over the prior quarter and the government sector added $1.7 million of new revenue relative to the same quarter in the prior year. These revenue increases were partially offset by a decrease of $5.3 million of revenue from the United States, Australia and Network Systems.

Net revenue for the six-month period ended June 30, 2000 increased $42.3 million or 33.8% from $124.9 million for the six-months ended June 30, 1999 to $167.2 million. The change resulted from $54.4 million of additional revenues in Latin America, Europe, Asia, Multi-lane POS, Golden Eagle Leasing and Emerging Business Global Markets. The increases were partially offset by a $12.2 million decrease in revenue from the United States, Australia and Network Systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead, and subcontracted manufacturing costs. Cost of revenue for the three-month period ended June 30, 2000 increased $11.5 million or 28.1% to $52.4 million from $41.0 million in the three-months ended June 30, 1999. As a percentage of revenue, gross margin increased from 40.3% in the quarter ended June 30, 1999 to 41.6% for the quarter ended June 30, 2000. This increase was principally the result of improved production efficiency from higher production volumes. The Company had expected a larger increase in gross margin percentage, however rapidly increasing demand for ICE terminals necessitated a large quantity of production be manufactured in the US plant instead of its lower cost factory in China. Coupled with certain higher component costs, the increase in gross margin percentage was less than anticipated.

Cost of revenue for the six-month period ended June 30, 2000 increased $26.2 million or 35.9% to $99.1 million from $72.9 million in the six-months ended June 30, 1999. As a percentage of revenue, gross margin decreased from 41.6% in the six-months ended June 30, 1999 to 40.7% for the six-months ended June 30, 2000. This decrease was primarily the result of certain higher component costs and increased competitive price pressures.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of software and hardware engineering cost and the cost of development personnel. Research and development expenses increased $3.1 million from $7.5 million in the quarter ended June 30, 1999 to $10.6 million in the quarter ended June 30, 2000. Expenses increased $6.9 million from $14.4 million in the six-months ended June 30, 1999 to $21.3 million in the six-months ended June 30, 2000. These increases are attributable to increased R&D activities related to the ICE product family and to the ePic initiative. Additionally, the impact of ICL Sweden, Microtrax, and JTS has resulted in new R&D expenditures relative to the comparable periods in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative, personnel costs, and facilities make up the majority of the selling, general and administrative expenses. These expenses totaled $23.9 million for the quarter ended June 30, 2000 compared to $20.4 for the comparative quarter in the prior year. This $3.5 million or 17.2% increase is primarily attributable to the acquisition of Golden Eagle Leasing which has added incremental selling, general and administrative expenses of $2.8 million in the three-months ended June 30, 2000. Excluding the effect of Golden Eagle, selling, general and administrative expenses increased by 3.4% for the quarter ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 26.6% and 29.7% for the three-months ended June 30, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased $7.2 million or 18.2% from $39.5 million for the six-months ended June 30, 1999 to $46.7 million in the six-month period ended June 30, 2000. Again the increase is primarily attributable to the acquisition of Golden Eagle Leasing which has added incremental selling and administrative expenses of $5.3 million in the six-months ended June 30, 2000. Excluding the effect of Golden Eagle, selling, general and administrative expenses increased by 4.8% for the six-months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 27.9% and 31.6% for the six-months ended June 30, 2000 and 1999, respectively.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the quarter ended June 30, 2000 was $2.8 million compared to a loss of $0.2 million for the same quarter in the prior year. As a percentage of revenue, income from operations for the quarter ended June 30, 2000 was 3.2% compared to a -0.3% for the same quarter in the prior year.

Income from operations for the six-months ended June 30, 2000 was $3,000 compared to a $1.9 million loss for the six-months ended June 30, 1999. As a percentage of revenue, income from operations for the six-months ended June 30 was 0% and -1.5% for 2000 and 1999 respectively.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

For the three-months ended June 30, 2000, interest income ($0.2 million) consisted primarily of returns on short and long-term investments. Interest expense ($1.3 million) related to borrowings on real property, bank lines of credit, and foreign currency hedging instruments. Foreign currency losses ($0.5 million) resulted from operating in foreign economic markets, principally Latin America, Europe and Australia. Additionally, the Company incurred a $2.2 million loss as a result of an equity share of the joint venture in Cirilium Corporation.

During the three-month period ended June 30, 2000, the net interest, foreign currency losses, and equity loss amounted to expense of $1.6 million compared to income of $0.2 million for the same quarter in the prior year.

For the six-month period ended June 30, 2000, the net interest, foreign currency losses, and equity losses amounted to expense of $5.4 million compared to expense of $3.4 million in the comparable period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HYPERCOM'S EQUITY SHARE OF CIRILIUM CORPORATION'S NET LOSS

The loss from Hypercom's equity interest in Cirilium represents its 45% share of Cirilium losses for the three and six-months ended June 30, 2000. Cirilium began its development and operations activities during this six-month period and such initial losses were expected by the Company.

INCOME TAX (EXPENSE) BENEFIT

The income tax (expense) benefit for federal, state and foreign taxes were $(0.2) million and $0.5 million for the three month period ended June 30, 2000 and 1999, respectively. Additionally, the income tax benefit for the six-months ended June 30, 2000 and 1999 was $0.3 million and $2.2 million, respectively. The Company is receiving advantageous tax rates in connection with its manufacturing facility located in China. In addition, Hypercom's tax rate has been typically lower than the U.S. federal statutory rate due to:

    -    Research and experimentation credits in Australia and the U.S.,

    -    Sales in foreign jurisdictions with lower rates; and

    - The use of foreign sales corporations offering lower taxes on certain international sales.

The income tax benefit for the six-months ended June 30, 2000 period was lower than the statutory rate due to the factors mentioned above, coupled with the loss on Hypercom's equity share of Cirilium which provides no income tax benefit.

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

The Company's working capital was $103.2 million as of June 30, 2000 compared to $162.1 million at June 30, 1999. The decrease relates primarily to the acquisition of substantially all the assets of Microtrax, Ltd., Inc. and Golden Eagle LLC. Additionally, the Company entered into a joint venture agreement with Inter-Tel, Incorporated to form a jointly owned company called Cirilium Corporation. The Company has loaned $5.0 million to Cirilium for start-up expenses.

Capital expenditures totaled $6.8 million and $7.5 million in the six-month periods ended June 30, 2000 and 1999, respectively, while depreciation was $3.5 million and $3.4 million in the respective periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company believes that its net capital position, cash from operations and borrowing capacity are sufficient to fund operations for the foreseeable future. The Company also has a revolving line of credit of $35 million with Bank One, Arizona, N.A. The balance outstanding at June 30, 2000 was $21.3 million. The loan agreement contains various restrictions on the Company, including the prohibition of declaring or paying dividends, limitations on the incurrence of additional debt, liens, or encumbrances and restricting the Company's ability to consolidate or merge into any other entity. In addition, the loan agreement contains certain financial covenants, including a minimum current ratio, minimum working capital, minimum tangible net worth and minimum owner's equity and debt coverage ratios.

The Company's wholly owned subsidiary, Golden Eagle Leasing has a $25 million line of credit with Bank One, AZ to provide a temporary funding source for certain of Golden Eagle's borrowings that were not assumed at the time of the purchase transaction. The Company's accounts receivables, and inventory have been utilized as security interests in connection with the line. The balance outstanding as of June 30, 2000 was $25 million and interest is at the prime rate. The line expires in April 2001.

Additionally, as of June 30, 2000, Golden Eagle has $35.5 million of lease warehouse facilities with various other lenders including Fleet National Bank, Tokyo Leasing, and Webster Bank. These lines are secured by the lease receivables of Golden Eagle as well as a guaranty by the Company. The combined balance outstanding as of June 30, 2000 for these warehouse lines was $30.1 million and interest rates range from Libor plus 250 basis points to the U.S. Treasury rate plus 285 basis points. The lines expire at various dates through June 30, 2001.

The Company intends to increase the borrowing capacity of Golden Eagle Leasing to adequately allow for continued growth as it becomes necessary.

BACKLOG

As of June 30, 2000, Hypercom had backlog of $117 million, an increase of 19.1%, compared to the same date in 1999. As of December 31, 1999, the backlog was $89 million.

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

The following summarizes outstanding foreign currency forward contracts and their fair value as of June 30, 2000. The forward contracts will settle through October 2000.

                              Notional             Average           Fair
Contract                       Amount               Rate             Value
--------                   --------------        --------        -------------
                           (In US dollars                        (In US dollars
                          and in thousands)                     and in thousands)
Brazilian Real                $16,940              1.8678           $(324)
Austrailian Dollar            $   641              0.6558           $(147)
Argentine Peso                $   750              1.0395           $ (16)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of Part I of Hypercom's Form 10-K for the year ended December 31, 1999, for disclosures regarding pending matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2000, the Company held their Annual Meeting of Stockholders, at which Albert A. Irato and George Wallner were re-elected as Class I Directors to serve for a two-year term which expires at the Annual Meeting of Stockholders in 2002. Voting results for these nominees are summarized as follows:

                                   Votes For                 Votes Witheld
                                   ---------                 -------------
Albert A. Irato                    32,695,050                   79,385
George Wallner                     32,698,665                   75,770


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit Number    Description of Exhibit
--------------    ----------------------
      10.1 (b)    Modification Agreement to Revolving Credit Agreement by and
                  between Hypercom Corporation and Bank One, Arizona, N.A., dated July 28, 2000

        11.1      Statement re Computation of Per Share Earnings

        15.1      Letter re Unaudited Interim Financial Information

        27.1      Financial Data Schedule

        99.1 Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

(b) The Company filed Form 8-K's as follows:

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 14, 2000      By: /s/ Jonathon E. Killmer
                           ---------------------------
                           Jonathon E. Killmer
                           Executive Vice President, Chief Financial Officer
                           And Chief Administrative Officer
                           (duly authorized officer and Principal Financial
                           Officer)

                                LIST OF EXHIBITS

Exhibit
No.               Exhibit Description
---               -------------------

3.1*              Amended and Restated Certificate of Incorporation of the
                  Company.

3.2*              Amended and Restated Bylaws of the Company.

4*                Amended and Restated Certificate of Incorporation of the
                  Company.

10.1(a)**         Revolving Credit Agreement by and between Hypercom Corporation and Bank One, Arizona, NA, dated January 20, 1998.

10.1(b) Modification Agreement to Revolving Credit Agreement by and between Hypercom Corporation and Bank One, Arizona, NA, dated July 28, 2000.

10.2* Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc.

10.3*             Hypercom Corporation Long-Term Incentive Plan.+

10.4*             Hypercom Corporation 1997 Employee Stock Purchase Plan.+

10.5* Promissory Note, dated October 17, 1994, by and between Hypercom, Inc., and George Wallner.+

10.6*             Hypercom Corporation Non-employee Directors' Stock Option
                  Plan.+

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

11.1              Statement re Computation of Per Share Earnings

15.1              Letter re Unaudited Interim Financial Information

16*****           Letter re Change in Certifying Accountant

21******          Subsidiaries of the Company

27.1              Financial Data Schedule

99.1              Cautionary Statement Regarding Forward-Looking Statements and
                  Risk Factors


* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35641).

** Incorporated by reference to the Company's Annual Report on Form 10-K/A filed on November 3, 1998.

*** Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 23, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on January 12, 2000.

***** Incorporated by reference to the Company's Current Report on Form 8-K filed on February 4, 2000.

****** Incorporated by reference to the Company's Transition Report on Form 10K filed on March 30, 2000

+        Management or Compensatory Plan Agreement.