Form 10-Q
period 2000-09-30
HYPERCOM CORP
filed 2000-11-20
CIK 1045769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2000.

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


                                  Yes X No ___


Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of November 14, 2000, was 34,576,499.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                Page
-------           ---------------------                                                                ----
ITEM 1.           Financial Statements...............................................................    3

                  Notes to Condensed Consolidated Financial
                  Statements.........................................................................    6

                  Review Report of Independent Accountants...........................................   13

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................................   14

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk.........................   20


PART II.          OTHER INFORMATION
--------          -----------------
ITEM 1.           Legal Proceedings..................................................................   21

ITEM 2.           Changes in Securities and Use of Proceeds..........................................   21

ITEM 4.           Submission of Matters to a Vote of Securities Holders..............................   21

ITEM 6.           Exhibits and Reports on Form 8-K...................................................   21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              HYPERCOM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)


                                                                             (unaudited)
ASSETS                                                                      September 30,    December 31,
                                                                                2000               1999
                                                                            ------------     ------------
Current assets:
      Cash and cash equivalents                                              $   5,768          $  26,093
      Marketable securities, at market                                             922             23,015
      Accounts receivable (net of allowance for
        doubtful accounts of $2,375 and $1,589)                                 86,249             57,370
      Net investment in direct financing leases                                 18,774               --
      Inventories, net                                                          79,941             72,897
      Deferred income taxes                                                      9,884             10,972
      Prepaid taxes                                                              7,370              5,045
      Prepaid expenses and other current assets                                 21,452             17,344
                                                                             ---------          ---------
Total current assets                                                           230,360            212,736

      Property, plant and equipment, net                                        40,198             35,511
      Investment in equity affiliates                                             --                5,776
      Long-term marketable securities, at market                                 2,671             13,762
      Net investment in direct financing leases                                 40,623               --
      Deferred income taxes                                                      3,848              3,613
      Goodwill, net of amortization of $3,719 and $1,062                        33,117              9,208
      Intangible assets, net of amortization of $2,094 and $1,018                6,474              5,693
      Other assets                                                              14,416             11,478
                                                                             ---------          ---------
Total assets                                                                 $ 371,707          $ 297,777
                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                       $  31,996          $  28,538
      Accrued liabilities                                                       26,151             19,379
      Deferred revenue                                                           2,767              4,770
      Income taxes payable                                                        --                2,180
      Current portion of long-term obligations                                  85,555                878
                                                                             ---------          ---------
Total current liabilities                                                      146,469             55,745

      Long-term obligations                                                     13,124             10,298
                                                                             ---------          ---------
Total liabilities                                                              159,593             66,043

Stockholders' equity:
      Common stock, $.001 par value; 100,000,000 shares authorized;
         34,271,636 and 33,234,525 shares issued and outstanding for
         September 30, 2000 and December 31, 1999, respectively                     14                 13
      Additional paid-in capital                                               152,599            146,040
      Receivables from stockholder                                              (1,498)            (1,498)
      Retained earnings                                                         64,131             90,873
                                                                             ---------          ---------
                                                                               215,246            235,428
Treasury stock, 296,363 and 360,141 shares (at cost)
     at September 30, 2000 and  December 31, 1999, respectively                 (3,132)            (3,694)
                                                                             ---------          ---------

           Total stockholders' equity                                          212,114            231,734
                                                                             ---------          ---------
           Total liabilities and stockholders' equity                        $ 371,707          $ 297,777
                                                                             =========          =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited and in thousands, except per share amounts)

                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                   --------------------------------      -------------------------------
                                                        2000               1999               2000               1999
                                                   ------------          ---------       -----------          ---------
Net revenue                                           $  75,915          $  73,302          $ 243,065          $ 198,240
Costs and expenses:
       Costs of revenue                                  57,941             39,969            157,071            112,917
       Research and development                          10,280              9,345             31,590             23,745
       Selling, general and administrative               25,472             19,948             72,179             59,465
                                                      ---------          ---------          ---------          ---------
            Total costs and expenses                     93,693             69,262            260,840            196,127
                                                      ---------          ---------          ---------          ---------
            Income (loss) from operations               (17,778)             4,040            (17,775)             2,113

Interest and other income                                   363              1,152              1,237              4,224
Interest and other expense                               (1,806)              (465)            (3,278)            (1,199)
Foreign currency loss                                      (394)              (165)            (1,293)            (5,923)
Loss from Cirilium Corporation                           (5,941)              --               (9,855)              --
                                                      ---------          ---------          ---------          ---------
            Income (loss) before income taxes           (25,556)             4,562            (30,964)              (785)
Income tax (expense) benefit                              3,923             (1,140)             4,222              1,021
                                                      ---------          ---------          ---------          ---------
            Net (loss) income                         $ (21,633)         $   3,422          $ (26,742)         $     236
                                                      =========          =========          =========          =========
Net (loss) income per share:

       Basic (loss) income per share                  $   (0.63)         $    0.10          $   (0.78)         $    0.01
                                                      =========          =========          =========          =========
       Weighted average basic common shares              34,264             33,231             34,147             33,174
                                                      =========          =========          =========          =========
       Diluted (loss) income per share                $   (0.63)         $    0.10          $   (0.78)         $    0.01
                                                      =========          =========          =========          =========
       Weighted average diluted common shares            34,264             34,415             34,147             34,392
                                                      =========          =========          =========          =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              HYPERCOM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                         2000                 1999
                                                                                      ----------          -----------
Cash flow from operating activities:
      Net (loss) income                                                                $ (26,742)         $     236
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
      Depreciation/amortization                                                            9,247              5,944
      Bad debt expense                                                                     1,369               (612)
      Deferred components of direct-finance leases                                        (2,864)              --
      Provision for losses on direct-finance leases                                        8,388               --
      Provision for excess and obsolete inventory                                          1,901              3,368
      Loss from Cirilium Corporation                                                       9,855               --
      Foreign currency loss                                                                1,293              5,923
      Deferred income taxes                                                                  847             (1,448)
      Other                                                                                  103                126
Increase in accounts receivable, inventories, prepaid taxes,
     prepaid expenses and other current assets, and other assets                         (49,321)           (17,634)
Increase in accounts payable, accrued liabilities, deferred revenue,
     income taxes payable and other liabilities                                            5,384              9,937
                                                                                       ---------          ---------
           Net cash (used in) provided by operating activities                           (40,540)             5,840

Cash flow from investing activities:
      Advances to affiliates                                                              (2,305)              --
      Repayments from related parties                                                       --                  322
      Notes receivable                                                                      --               (3,900)
      Payments received on notes receivable                                                  678              1,120
      Principal payments received on direct-finance leases                                 7,012               --
      Funding of direct-finance leases                                                   (32,949)              --
      Acquisition of controlling interest in subsidiaries, net of cash acquired          (22,996)            (9,279)
      Acquisition of other assets                                                         (2,040)            (2,461)
      Proceeds from disposal of property,
         plant and equipment                                                                  57                109
      Purchase of property, plant and equipment                                           (9,424)           (12,863)
      Purchase of investments                                                                (94)          (264,776)
      Proceeds from maturity of investments                                               33,279            279,392
                                                                                       ---------          ---------
           Net cash used in investing activities                                         (28,782)           (12,336)

Cash flow from financing activities:
      Proceeds of bank notes payable                                                     191,780             45,953
         and other debt instruments
      Repayment of bank notes payable                                                   (145,258)           (37,427)
         and other debt instruments
      Proceeds from sale of common stock                                                   3,122                746
      Other                                                                                 --                  (19)
                                                                                       ---------          ---------
           Net cash provided by financing activities                                      49,644              9,253

Effect of exchange rate changes                                                              647               (217)
                                                                                       ---------          ---------
Net (decrease) increase in cash                                                          (20,325)             2,540
Cash and equivalents, beginning of period                                                 26,093             37,795
                                                                                       ---------          ---------
Cash and equivalents, end of period                                                    $   5,768          $  40,335
                                                                                       =========          =========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. (See Note 7).

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

Any premiums or discounts related to forward exchange contracts are reported in the balance sheet at cost and amortized to results of operations over the life of the contract. Gains and losses on the forward contracts arising from changes in foreign currency exchange rates are included in results of operations in the period as the rate changes. As of September 30, 2000, the Company had contracts totaling 30 million Brazilian Reals outstanding to hedge against its net investment in Brazil. These contracts expire at various dates through March 2001. Management intends to continue to hedge its net investments in foreign locations as deemed necessary on an ongoing basis.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the net incremental common shares issuable upon the exercise of stock options. Due to losses for the three and nine-months ended September 30, 2000, there was no dilutive effect, as any such effect would have been anti-dilutive.

NEW PRONOUNCEMENTS

In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 for the Company is no later than the fourth fiscal quarter of the year ending December 31, 2000. The Company is currently evaluating the effect of this SAB on its financial statements.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                              (In thousands)
                       September 30,    December 31,
                            2000            1999
                       -------------    ------------
Purchased parts          $38,562         $31,827
Work in progress           7,221           5,581
Finished goods            34,158          35,489
                         -------         -------
                         $79,941         $72,897
                         =======         =======

NOTE 3 - SEGMENT INFORMATION

As of December 31, 1999 Hypercom had two segments: Point-of-Sale (POS) Systems and Network Systems. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. In conjunction with the establishment of the Cirilium joint venture on December 31, 1999, Network Systems became immaterial to Hypercom's consolidated financial position and results of operations and, accordingly, is no longer a separate reportable segment.

With the acquisition of Golden Eagle LLC, a direct-financing lease business, direct-finance leasing activities became a new reportable segment.

Hypercom's reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three and nine-month period ended September 30, 2000:


                                                    Three Months Ended                      Nine Months Ended
                                                    September 30, 2000                      September 30, 2000
                                            --------------------------------------  ------------------------------------
                                                POS       Equipment                     POS      Equipment
                                              Systems      Leasing       Total        Systems     Leasing       Total
                                            --------------------------------------  -------------------------------------
Revenue from external customers               $ 69,052    $  6,893     $ 75,915       $225,144     $ 17,921      $243,065
Intersegment revenues                             --          --           --             --           --            --
                                              --------    --------     --------       --------     --------      --------
       Total revenues                         $ 69,052    $  6,893     $ 75,915       $225,144     $ 17,921      $243,065
                                              ========    ========     ========       ========     ========      ========
Segment (loss) income from operations         $(11,146)   $   (979)    $(12,125)      $  2,131     $ (1,957)     $    174
                                              ========    ========     ========       ========     ========      ========


                                                                  Three Months Ended       Nine Months Ended
Reconciliation                                                    September 30, 2000       September 30, 2000
                                                                  ------------------       ------------------
Net revenues
       Net revenue from reportable segments                          $  75,915                $ 243,065
       Elimination of intersegment revenue                                --                       --
                                                                     ---------                ---------
            Total consolidated revenue                               $  75,915                $ 243,065
                                                                     =========                =========

Income (loss) from operations
       Income (loss) from operations for reportable segments         $ (12,125)               $     174
       Elimination of intersegment profit                                 --                       --
       Corporate expenses                                               (5,653)                 (17,949)
                                                                     ---------                ---------
            Consolidated loss from operations                        $ (17,778)               $ (17,775)
                                                                     =========                =========

NOTE 4 - INVESTMENT IN CIRILIUM CORPORATION

In December 1999, the Company, along with Inter-Tel Incorporated formed a jointly owned company called Cirilium Corporation. The Company contributed certain assets and intellectual property with a net book value of $1,005,000 and advanced funds totaling $5,000,000. The advance is in the form of an 8.5% note receivable that is due (in whole or in part depending on certain conditions) upon certain triggering events, such as a sale of Cirilium or a major financing. Interest on the note is capped at $870,000.

The Company reported its initial investment in Cirilium on the equity method and reported a loss of $5,941,000 and $9,855,000 for the three and nine-month periods ended September 30, 2000, respectively. During the quarter ended September 30, 2000, as a result of continuing losses by Cirilium the Company fully reserved operating advances made to Cirilium and also established a 100% reserve on all inventory dedicated to Cirilium production. The total of the charges, related to these actions, which are included in the $5,941,000 loss, amounted to $4,100,000. Accordingly, the Company currently has no remaining basis in this investment. In addition, as a result of an investment during the quarter by Cirilium's CEO, Hypercom's interest was diluted to less than 20% and it will discontinue accounting for its investment under the equity method.

NOTE 5 - ACQUISITIONS

On January 8, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets and business and assumed certain liabilities of Golden Eagle LLC ("Golden Eagle"). Golden Eagle is a lessor of POS equipment. The purchase price paid was $18.5 million in cash and $4 million in the Company's common stock. The purchase agreement provides for additional payments up to $32.5 million, payable in the Company's common stock based on Golden Eagle's earnings over the next three-year period subsequent to the acquisition date.

The acquisition was accounted for under the purchase method of accounting. Substantially all the purchase price was allocated to identifiable net tangible assets and liabilities of $140,000 and identifiable intangibles and goodwill amounting to $22,360,000, which is being amortized over 15 years.

Pro forma information with respect to the acquisition of Golden Eagle includes the historical financial information of the Company and Golden Eagle for each of the nine-month periods ended September 30, as if the acquisition occurred at the beginning of each period. Pro forma adjustments include only those adjustments directly attributable to the transaction, and as such, are for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the acquisition actually occurred on such dates. Pro forma information (in thousands) as if the acquisition occurred at the beginning of each period is as follows:

                                                Nine Months Ended
                                                 September 30,
                                     --------------------------------------
                                         2000                       1999
                                     -----------                -----------
Revenues                                $243,501                   $210,684
Net income (loss)                       $(26,741)                  $    730
Basic loss per share                    $  (0.78)                  $   0.02
Diluted loss per share                  $  (0.78)                  $   0.02



NOTE 6 - NET INVESTMENT IN DIRECT FINANCING LEASES

The Company's net investment in direct financing leases consists of lease contract receivables, plus the estimated residual value of the equipment at the lease termination date, less unearned income. Lease contract receivables represent the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the original sum of the lease contract receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

The following summarized the Company's investment (in thousands) in direct financing leases:


                                      At September 30, 2000
                                     --------------------
Lease contracts receivable               $ 71,326
Estimated residual value                   15,829
Unearned income                           (27,758)
                                         --------
        Net investment                   $ 59,397
                                         ========

NOTE 7 - FINANCING

In August 2000, the Company entered into a $60 million revolving credit agreement ("Credit Agreement") provided by a syndicate of banks, including Bank One, expiring in August 2002. At the Company's option, the facility bears interest at either prime or LIBOR based rates payable on a monthly basis. The loan agreement is secured by domestic trade receivables, inventories and marketable securities. Concurrent with this agreement, the Company also entered into a $50 million Receivables Purchase Agreement (the "Conduit") that allows the Company to borrow against certain lease receivables generated through its wholly owned subsidiary, Golden Eagle Leasing. This agreement expires in August 2001, and at the Company's option, bears interest at either prime or LIBOR based rates, payable monthly. These agreements replaced the prior revolving lines of credit with Bank One.

The Company has a $10 million loan agreement with Webster Bank that expires in June 2001. The loan bears interest at either prime or LIBOR based rates, payable on a monthly basis. Additionally, the Company has a $20 million loan agreement with Tokyo Leasing that bears interest at 285 basis points over US Treasury yield, payable monthly, and expires on December 31, 2000. These loan agreements are secured by certain lease receivables of Golden Eagle Leasing.

All loan agreements contain various restrictions on the Company, including a prohibition on declaring or paying dividends, limitations on the incurrence of additional debt, and restrictions on the Company's ability to consolidate or merge into any other entity. The Credit Agreement, Conduit and Webster loan agreement also contain certain financial covenants, including a minimum tangible net worth requirement, interest coverage and funded debt to EBIDTA ratios. The Conduit contains financial covenants relating to delinquencies and other measurements.

As of September 30, 2000 the Company was not in compliance with certain covenants of the Credit Agreement, Conduit and Webster loan agreement, as well as delinquency restrictions under the Conduit. Such defaults created cross-defaults under the Tokyo loan agreement. The Company and its lenders are presently negotiating to obtain waivers of non-compliance for the third quarter. The Company will not be in compliance with these ratios for the fourth quarter and into 2001. Consequently the balances outstanding under the Credit Agreement and Conduit of $44.1 million and $19.6 million, respectively, have been classified as current debt at September 30, 2000.

The waivers being finalized in conjunction with the third quarter defaults are expected to include the following terms:

     1. A reduction in the amount of lending amounts generally, and specifically with respect to Golden Eagle Leasing;

     2.  An increase in the interest rate;

     3.  Limits on other borrowings or liens;

     4.  That the loans are fully secured;

     5. That plans be developed to sell assets and to refinance the indebtedness; and

     6.  That any asset sales or financings be used to pay down the loan.


The Company is in the process of seeking to refinance its current lending arrangements. Even assuming it receives the waivers under discussion, if the Company is unable to refinance its credit agreements by January 15, 2001, it will need to obtain additional waivers from its current lending group. There can be no assurance that the Company will obtain alternative financing, or that if it does not, waivers will be granted by its current lenders. In such event, the Company's ability to continue to operate in the ordinary course will be materially adversely affected.

In the interim, the Company is in the process of accelerating cash generation through aggressively pursuing collection of trade receivables, reducing inventories, and reducing costs, such as selectively reducing its workforce, closing underperforming offices, curtailing capital expenditures and research and development. It is also reviewing the possible sale of various assets and operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Hypercom Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Hypercom Corporation as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended September 30, 2000 and the related condensed consolidated statement of cash flows for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

Phoenix, Arizona
November 10, 2000

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended September 30, 2000 increased $2.6 million or 3.6% to $75.9 million from $73.3 million in the three months ended September 30, 1999. This increase resulted from $6.9 million of revenues from the Company's new business unit, Golden Eagle Leasing. Sales of the Company's new multi-lane products, which are included within its POS Systems segment, contributed $4.0 million of sales, sales in Europe increased $1.6 million over the comparable 1999 period, and sales to the government sector added $2.0 million of new revenue relative to the same quarter in the prior year. These revenue increases were partially offset by a decrease of $3.7 million of revenue from the United States, $5.2 million from Latin America and $2.2 million from Network Systems compared to last year's third quarter.

Net revenue for the nine-month period ended September 30, 2000 increased $44.8 million or 22.6% from $198.2 million for the nine-months ended September 30, 1999 to $243.1 million. The increase reflects $54.8 million of additional revenues from Latin America, Europe, Asia, multi-lane POS, Golden Eagle Leasing and the Company's Emerging Business Global Markets group. The increases were partially offset by a $10.0 million decrease in revenue from the United States, Australia and Network Systems.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead, and subcontracted manufacturing costs. Cost of revenue for the three-month period ended September 30, 2000 increased $18.0 million or 45.0% to $57.9 million from $40.0 million in the three-months ended September 30, 1999. As a percentage of revenue, gross margin decreased from 45.5% in the quarter ended September 30, 1999 to 23.7% for the quarter ended September 30, 2000. This decrease was due to a number of factors, as follows:

Gross margin impact:
      Volume decline in legacy products                                          7.8 %
      Change in product mix                                                      8.8
      Warranty reserve increases                                                 3.3
      Increased manufacturing costs attributable to greater
          than anticipated U.S. production, components, and
          product rework and stabilization of several new products               1.9
                                                                                ------
Total margin decline for the three-month period
     ended 2000 compared to 1999                                                21.8 %
                                                                                ======


The margin decline related to product mix was effected by two factors. First, during the three-month period ended September 30, 2000, there was a significant shift of revenues generated through lower margin operations, principally Golden Eagle Leasing, which produced a margin of 28.4% on revenues of $6.9 million. Secondly, the September 30, 2000 quarter had a larger portion of its revenues generated through the sales of its new screen based family of terminals, which at this time produce a significantly lower gross margin than the Company's legacy products, sales of which declined. This difference in gross margin amounted to $5.8 million.

The Company increased warranty reserves during the quarter ended September 30, 2000, reflecting the anticipated growth in warranty claims due to the significantly expanded product line and new product introductions that occurred during the same period.

Increased manufacturing expenses were attributable to greater than anticipated manufacturing volumes in the U.S. versus China, transition costs in moving manufacturing to China, higher component costs resulting from an increase in purchases through distributors which offer extended credit terms but higher prices than manufacturers, and costs related to the reworking and stabilization of several new products, as well as initial tooling costs for the ICE(TM) (Interactive Consumer Environment) 5500 and follow-on models that utilize the Company's new ePic platform.

Cost of revenue for the nine-month period ended September 30, 2000 increased $44.2 million or 39.1% to $157.1 million from $112.9 million in the nine-months ended September 30, 1999. As a percentage of revenue, gross margin decreased from 43.0% in the nine-months ended September 30, 1999 to 35.4% for the nine-months ended September 30, 2000. This decrease was primarily attributable to the issues arising in the three month period ended September 30, 2000 described above, and to continuing price competition on legacy products.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of software and hardware engineering cost and the cost of development personnel. Research and development expenses increased $0.9 million from $9.4 million in the quarter ended September 30, 1999 to $10.3 million in the quarter ended September 30, 2000. Expenses increased $7.8 million from $23.7 million in the nine-months ended September 30, 1999 to $31.6 million in the nine-months ended September 30, 2000. These increases are attributable to increased research and development activities related to the ICE product family and to the ePic initiative. Additionally, the impact of ICL Sweden, Microtrax, and JTS acquisitions resulted in new research and development expenditures relative to the comparable periods in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative, personnel costs, and facilities make up the majority of the selling, general and administrative expenses. These expenses totaled $25.5 million for the quarter ended September 30, 2000 compared to $19.9 for the comparative quarter in the prior year. This $5.5 million or 27.7% increase is primarily attributable to the acquisition of Golden Eagle Leasing, which has added incremental selling, general and administrative expenses of $2.9 million in the three-months ended September 30, 2000. Excluding the effect of Golden Eagle, selling, general and administrative expenses increased by 13.6% for the quarter ended September 30, 2000. This increase was primarily related to increased operating levels, and to a lessor extent, the impact of two small acquisitions made in Brazil. As a percentage of revenue, selling, general and administrative expenses were 33.6% and 27.2% for the three-months ended September 30, 2000 and 1999, respectively.

Selling, general and administrative expenses increased $12.7 million or 21.4% from $59.5 million for the nine-months ended September 30, 1999 to $72.2 million in the nine-month period ended September 30, 2000. Like the three-month period, the increase is primarily attributable to the acquisition of Golden Eagle Leasing which has added incremental selling, general and administrative expenses of $8.2 million in the nine-months ended September 30, 2000. Excluding the effect of Golden Eagle, selling, general and administrative expenses increased by 7.6% for the nine-months ended September 30, 2000. Such percentage growth primarily related to the growth in revenues in the nine-months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses were 29.7% and 30.0% for the nine-months ended September 30, 2000 and 1999, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME (LOSS) FROM OPERATIONS

The loss from operations for the quarter ended September 30, 2000 was $17.8 million compared to income of $4.0 million for the same quarter in the prior year. The primary reason for the loss for the three-months ended September 30, 2000 related to the significant decline in gross margin, as previously discussed.

The loss from operations for the nine-months ended September 30, 2000 was $17.8 compared to income of $2.1 million for the nine-months ended September 30, 1999.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

For the three-months ended September 30, 2000, interest income ($0.4 million) consisted primarily of returns on short and long-term investments. Interest expense ($1.8 million) related to borrowings on real property, bank lines of credit, and foreign currency hedging instruments. Foreign currency losses ($0.4 million) resulted from operating in foreign economic markets, principally Latin America, Europe and Australia. Additionally, the Company incurred a $5.9 million loss related to its investment in Cirilium Corporation.

During the three-month period ended September 30, 2000, the net interest, foreign currency losses, and the loss related to Cirilium amounted to expense of $7.8 million compared to income of $0.5 million for the same quarter in the prior year. The principal difference between the three-month periods ended September 30, 2000 and 1999 reflects that loss attributable to Cirilium was included only in 2000 ($5.9 million). In addition, in 2000, the Company incurred increased interest expense of $1.3 million in 2000.

For the nine-month period ended September 30, 2000, the net interest, foreign currency losses, and losses related to Cirilium Corporation amounted to expense of $13.2 million compared to expense of $2.9 million in the comparable period in the prior year, with the Cirilium losses of $9.9 million accounting for the majority of the increase.

LOSS FROM CIRILIUM CORPORATION

The loss from Cirilium Corporation represents the Company's equity share of Cirilium losses for the three and nine-months ended September 30, 2000, plus an additional charge of $4.1 million, related to reserves against operating advances made to Cirilium and inventory used for Cirilium production recorded during the three-months ended September 30, 2000. As of September 30, 2000, the Company has no remaining basis in its investment in Cirilium. The write-offs were taken as a result of Cirilium's continuing losses. In addition, as a result of an investment during the quarter by Cirilium's CEO, Hypercom has become less than a 20% owner of Cirilium and will discontinue accounting for its investment under the equity method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX (EXPENSE) BENEFIT

The income tax (expense) benefit for federal, state and foreign taxes were $3.9 million and $(1.1) million for the three month period ended September 30, 2000 and 1999, respectively. Additionally, the income tax benefit for the nine-months ended September 30, 2000 and 1999 was $4.2 million and $1.0 million, respectively. The Company is receiving advantageous tax rates in connection with its manufacturing facility located in China. In addition, Hypercom's tax rate has been typically lower than the U.S. federal statutory rate due to:

         - Research and experimentation credits in Australia and the U.S.,

         -        Sales in foreign jurisdictions with lower rates; and

         - The use of foreign sales corporations offering lower taxes on certain international sales.

The income tax benefit for the nine-months ended September 30, 2000 was even lower than the typical rate due to larger than anticipated loses in Brazil, where the Company does not provide deferred tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. In recent periods, the Company has also used a securitization conduit to partially finance lease receivables generated by its Golden Eagle Leasing subsidiary. Due to the demands for funds to grow Golden Eagle Leasing, combined with operating losses over the last two quarters, the Company is currently experiencing negative cash flow. The Company had planned to increase the borrowing capacity of Golden Eagle through the addition of a term loan agreement. These efforts were delayed until a new revolving credit agreement and the conduit loan facility were completed. (See Note 7 to the Consolidated Condensed Financial Statements, page 11). The Company intends to pursue alternative sources of funding for Golden Eagle Leasing, but its cash flow situation and covenant defaults described below may hinder its efforts.

Capital expenditures totaled $9.4 million and $12.9 million in the nine-month periods ended September 30, 2000 and 1999, respectively, while depreciation was $9.2 million and $5.9 million in the respective periods.

CREDIT AGREEMENTS AND LIQUIDITY CONCERNS

Due to the loss incurred in the third quarter of 2000, the Company was not in compliance with certain debt covenants under various loan agreements, including the ratio of funded debt to EBITDA, the interest coverage ratio and a minimum tangible net worth requirement. The Company and its lenders are presently negotiating to obtain waivers of noncompliance for the third quarter. However, the Company will not be in compliance with these ratios in the fourth quarter and into 2001.

The Company is in the process of seeking to refinance its current lending arrangements. Even assuming it receives the waivers under discussion, if the Company is unable to refinance its credit agreements by January 15, 2001, it will need to obtain additional waivers from its current lending group. There can be no assurance that the Company will obtain alternative financing, or that if it does not, waivers will be granted by its current lenders. In such event, the Company's ability to continue to operate in the ordinary course would be materially adversely affected.

In the interim, the Company is in the process of accelerating cash generation through aggressively pursuing collection of trade receivables, reducing inventories, and reducing costs, such as selectively reducing its work force and closing underperforming offices and curtailing capital expenditures and research and development. If is also reviewing the possible sale of various assets and operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BACKLOG

As of September 30, 2000, Hypercom had backlog of $157 million, an increase of 44.3%, compared to the same date in 1999. As of December 31, 1999, the backlog was $89 million.

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

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "Risks Associated with International Operations and Foreign Currency Fluctuations" of "Cautionary Statement Regarding Forward Looking Statements and Risk Factors" set forth in Exhibit 99.1, attached hereto, and Note 1 to the Condensed Consolidated Financial Statements-Foreign Currency.

The following summarizes outstanding foreign currency forward contracts and their fair value as of September 30, 2000. The forward contracts will settle through March 2001.

                                   Notional             Average                Fair
Contract                            Amount                Rate                Value
                                -----------------   -----------------    -----------------
                                (In US dollars                            (In US dollars
                                and in thousands)                         and in thousands)
                                -----------------   -----------------    ------------------
Brazilian Real                   $16,830               1.8868                 $(112)
Australian Dollar                $   641               0.6558                 $ 135
Argentine Peso                   $   750               1.0180                 $ (13)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of Part I of Hypercom's Form 10-K for the year ended December 31, 1999, for disclosures regarding pending matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

See Note 7 to the Condensed Consolidated Financial Statements, page 11.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number    Description of Exhibit

     10.16 Credit Agreement by and between Hypercom Corporation and Bank One, Arizona, N.A., Fleet National Bank and Imperial Bank dated August 31, 2000

     10.17 Receivables Sale Agreement by and between Golden Eagle Leasing, Inc and Golden Eagle Receivables LLC dated August 31, 2000

     10.18 Receivables Purchase Agreement by and between Golden Eagle Receivables LLC and Falcon Asset Securitization Corporation dated August 31, 2000

     10.19 Warehouse and Security Agreement between Tokyo Leasing (U.S.A.), Inc. and Hypercom Corporation dated January 7, 2000

     10.20 Loan and Security Agreement between Webster Bank and Golden Eagle Leasing, Inc dated December 22, 1999

     11.1         Statement re Computation of Per Share Earnings

     15.1         Letter re Unaudited Interim Financial Information

     27.1         Financial Data Schedule

     99.1 Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

(b) The Company filed Form 8-K's as follows:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 20, 2000             By: /s/ Jonathon E. Killmer
                                    ---------------------------
                                    Jonathon E. Killmer
                                    Executive Vice President,
                                    Chief Financial Officer
                                    And Chief Administrative Officer
                                    (duly authorized officer and
                                    Principal Financial Officer)

                                LIST OF EXHIBITS
Exhibit
No.               Exhibit Description
---               -------------------

10.16 Credit Agreement by and between Hypercom Corporation and Bank One, Arizona, N.A., Fleet National Bank and Imperial Bank dated August 31, 2000

10.17 Receivables Sale Agreement by and between Golden Eagle Leasing, Inc and Golden Eagle Receivables LLC dated August 31, 2000

10.18 Receivables Purchase Agreement by and between Golden Eagle Receivables LLC and Falcon Asset Securitization Corporation dated August 31, 2000

10.19 Warehouse and Security Agreement between Tokyo Leasing (U.S.A.), Inc. and Hypercom Corporation dated January 7, 2000

10.20 Loan and Security Agreement between Webster Bank and Golden Eagle Leasing, Inc dated December 22, 1999

11.1         Statement re Computation of Per Share Earnings

15.1         Letter re Unaudited Interim Financial Information

27.1         Financial Data Schedule

99.1         Cautionary Statement Regarding Forward-Looking Statements and
             Risk Factors