Form 10-K405
period 2000-12-31
HYPERCOM CORP
filed 2001-03-27
CIK 1045769

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2000.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X /

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $69,648,595 as of March 9, 2001 (based on the closing price of the common stock on the New York Stock Exchange on that date).

    Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 9, 2001, was 34,576,499.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Material from the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders has been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                TABLE OF CONTENTS

ITEM NO.    CAPTION                                                            PAGE
  PART I
    1.      Business.................................................             3
    2.      Properties...............................................            12
    3.      Legal Proceedings........................................            12
    4.      Submission of Matters to a Vote of Security Holders......            12

 PART II
    5.      Market for Common Equity and Related Shareholder Matters.            13
    6.      Selected Financial Data..................................            13
    7.      Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................            14
    8.      Financial Statements and Supplementary Data..............            21
    9.      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................            21

PART III
   10.      Directors and Executive Officers of the Company..........            23
   11.      Executive Compensation...................................            23
   12.      Security Ownership of Certain Beneficial Owners and                  23
            Management...............................................
   13.      Certain Relationships and Related Transactions...........            23

PART  IV
   14.      Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.................................................            24
            Signatures...............................................            25
            List of Exhibits.........................................  Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

    Unless otherwise indicated, references to fiscal 1999 means Hypercom Corporation's year ended June 30, 1999. References to calendar 1999 or the twelve months ended December 31, 1999, means Hypercom Corporation's year ended December 31, 1999. References to six-month period 1999 means the 6-month period from July 1, 1999 to December 31, 1999. Hypercom transitioned from a June 30 fiscal year end to a December 31 fiscal year end during the 1999 calendar year.

THE COMPANY

     Hypercom Corporation ("Hypercom" or the "Company") is a leading global provider of electronic payment solutions that add value at the point-of-sale for consumers, merchants and acquirers. Hypercom's products include secure card payment terminals and web appliances, networking equipment and software applications for e-commerce, mobile commerce, smart cards and traditional payment applications.

     With worldwide headquarters in Phoenix, Arizona, Hypercom markets its products in more than 100 countries through a global network of affiliates and offices in Argentina, Australia, Brazil, Chile, China, Germany, Hong Kong, Hungary, Mexico, Russia, Singapore, Sweden, the United Kingdom and Venezuela.

    Hypercom Corporation is the successor to an Australian company founded in 1978 by George Wallner, the Company's Chairman and Chief Strategist. The company's operations were primarily focused on Asian markets until 1987 when the Australian company expanded its operations into the United States. On June 5, 1996, the Company was reincorporated in Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian company and its subsidiaries and affiliates. These restructuring activities were completed in July 1997. Hypercom completed its initial public offering in November 1997.

    The Company believes it is the second largest provider of point-of-sale ("POS") terminals in the U.S., and worldwide, has the largest installed base in Latin America and is the third largest provider in Asia/Pacific. The Company's total card payment systems provide a fast, flexible and secure global transaction environment. Card-based payment systems enable users to engage in payment and non-payment activities such as credit, debit and charge payments, electronic benefit transfers ("EBT"), loyalty systems, coupon programs and medical claims and payments.

    Hypercom's current products can be categorized as (i) POS products and services and (ii) networking products. The Company's Network Systems unit develops, manufactures, markets and supports both standard and customized networking solutions to support POS systems. Network Systems also provides custom solutions for general networking purposes.

INDUSTRY BACKGROUND

POINT-OF-SALE

    Stand-alone payment terminals were introduced over 18 years ago to provide the simple task of authorizing a credit card payment. Over the years, they have evolved from authorization-only devices into small computers capable of performing numerous applications, such as debit transactions and loyalty programs.

    In recent years, consumers demanding fast, convenient and secure methods of payment have increasingly preferred card-based payments. The increasing use of debit, credit and charge cards and the proliferation of new electronic payment methods and programs are driving the need for POS payment systems which:

    -  support a wide array of payment and program options,

    -  are scalable, flexible and cost-effective,

    -  provide fast, secure data transmission, and

    - can work with existing legacy systems, which form the backbone of the electronic payments industry.

    Many of today's installed base of POS terminals are relatively old and need to be replaced to handle the increased volume and data-intensive applications which are projected for the POS market. In addition, the components of current POS payment systems typically are supplied by multiple vendors, which may affect interoperability, scalability and upgradeability.

    New electronic payment technologies are expected to facilitate the introduction of additional electronic payment applications. These include sophisticated customer loyalty programs and stored value ("smart") cards, and the use of POS systems in new vertical industries, such as health care and the electronic payment of government benefits, which is already available in several states and is required to be available for federal programs.

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

    Today, the emerging trend in payment processing is toward customer-activated transaction terminals. As a result, the personal identification number entry device or "PIN pad" is being replaced by a touch-screen terminal that faces the customer. In addition to traditional financial transactions, the touch-screen terminal supports many new customer-activated applications such as loyalty programs. Management believes that this trend will initiate and sustain a replacement cycle as merchants will be motivated to upgrade their existing terminals.

    According to the Nilson Report newsletter, based in Oxnard, CA; "four card-based systems -- credit, debit, stored value and electronic benefits transfer -- accounted for 25.6% of total consumer payments in 1998 up from 24.0% in 1997. By 2010, their share will increase to 47.1%. The biggest gain in market share of card payments will come from debit cards whose steadily increasing usage has the biggest effect on the declining use of checks and cash at the point of sale. Between 1998 and 2010 debit card volume will grow by 780%, credit card volume will increase by 163%, EBT card volumes will increase by 444% (as these cards replace paper food stamps), and stored-value cards (prepaid) card volume will increase by 481%. By 2005, stored-value and EBT cards will become larger payment systems than traveler's checks and official checks are now."

    Card payments through transaction terminals remain a critical application and they require specialized and secure payment devices that will continue to occupy a place on the merchant countertop. But the trend is toward cardholder-activated transactions. There is also an increased demand for electronic receipt capture. Additionally, the Internet has generated more e-commerce opportunities for merchant websites, advertising and loyalty programs. The combination of these demands has created the need for POS terminals to do more than just process payments with cards. The POS terminal is becoming a dual-function delivery platform -- both an interactive payment device and an Internet appliance.

PRODUCTS AND SERVICES

    Hypercom provides "system-level" products and services to its electronic transaction customers, including POS terminals and peripherals, PIN pads, network access controllers and Internet-enabled, value-added applications. Hypercom offers its customers a full range of functionality, from the basic to advanced, and can also provide networking and Internet functionality. In addition, Hypercom provides POS support services.

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

    The principal peripheral products that interface with Hypercom terminals include printers, PIN pads, receipt capture devices and communications products. Printers enable printing of customer receipts. PIN pads allow acceptance of magnetic-stripe and chip card-based debit cards and other forms of payment requiring a personal identification number, and allow for support of customer-activated stored value.

POINT-OF-SALE

    ePic(TM). The Company's comprehensive Internet-based retail countertop commerce and information system, called ePOS-infocommerce(TM), or ePic, is the industry's first Internet-enabled POS payment terminal and server system. ePic lets merchants support a range of Internet-based functions via the Hypercom ICE(TM) series of touch-screen terminals. In addition to traditional secure payment processing functions, when used in conjunction with Hypercom's e-commerce web merchant-hosting software, ePic enables merchants to set up centrally hosted web stores which can be operated via the terminal. ePic supports e-mail, on-screen advertising, interactive electronic coupons, interactive loyalty programs, electronic receipt capture, branding programs and e-commerce.

    HYPERCOM ICE(TM) PRODUCTS. Hypercom's ICE(TM) family of products consist of powerful, multi-function touch-screen terminals incorporating a high-speed thermal printer, paper cutter, and Hypercom FastPOS(TM) modem technology. Hypercom's ICE terminal provides financial transaction technology incorporated with Internet-enabled functions and a highly interactive and intuitive user interface to support complex transactions with minimal user training.

    In addition to traditional credit and debit functions, the ICE terminal is designed to support payment options such as smart cards, and develop new business opportunities through customer loyalty management systems. Products in this family include the ICE 5000 and ICE 5500, the ICE 6000 for the multi-lane retail environment, ICE 6500, the ICE 4000 for wireless transaction environments and the Windows CE-based ICE 7000, for health-care, EBT and industrial-commercial markets.

    These ICE models utilize FastPOS, the company's 9600 bits per second ("bps") modem technology, which facilitates transactions in approximately 6 seconds or less, and accommodates new, data-intensive applications such as electronic receipt capture. The ICE terminals are also used in conjunction with proprietary transaction software, which, among other features, includes functionality for secure Internet payments.

    FastPOS(TM). FastPOS is a fast-train modem that operates at 9600 bps, which is four to eight times faster than the 1200/2400 bps industry standard, thus providing a competitive advantage.

    ePicPortz SOFTWARE. ICE terminals and ePicPortz (formerly called Ascendent), a comprehensive family of front-end client/server payment and data transaction processing software, supports electronic receipt capture, advertising at the point of sale and customer loyalty programs.

    With Hypercom's ePicPortz Electronic Receipt Capture software, the receipt and signature are captured at the point of sale and stored electronically. This creates a completely paperless environment, which improves merchant efficiency and service and reduces charge-backs. Charge-back handling is completely automated as receipts are accessed electronically for satisfactory settlement. Merchants can view and retrieve receipts through the Internet with a standard browser, print the data, or send it electronically to the appropriate destination.

    To support advertising at the point of sale, the touch-screen on the ICE terminals can display the merchant logo, promotions, or other advertising. Onscreen messages can inform, cross-sell, motivate and build the brand image. Customized receipts with the merchant logo or advertising message may offer discounts for future purchases, extend advertising impact and encourage repeat business.

    Loyalty programs keep merchants in touch with their customers and inform customers of new rewards, alert them to special offers or simply remind them to use their credit or debit cards. Data secured with loyalty cards can be used to make personalized customer service improvements.

    ePicPortz RealPay(TM) is e-commerce payment processing software that enables Internet acquirers to cost effectively engage in secure online payment and transaction processing. RealPay helps Internet acquirers deploy and manage complex electronic and advanced financial applications. By using an advanced, modular design, RealPay provides a comprehensive set of financial interfaces that can be integrated into the existing technical infrastructure of a legacy system.

ePicNetz

    ePicNetz, Inc. is the Company's application service provider (ASP) unit and is central and integral to the overall ePic corporate initiatives. ePicNetz services are currently offered in two packages. The basic merchant service package has electronic receipt capture, an e-mail product, and an idle screen feature, which allows the merchant, bank or processor to take advantage of idle time on the terminal and project ads at the point of sale. The other package seeks to join the e-commerce world with the physical point of sale. The terminal can be tied directly to an e-commerce storefront. The merchant will be able to access the webstore through the terminal, print out a tear sheet, and distribute the products that have been purchased at their website.

SERVICES AND OTHER SOFTWARE

    The Company provides a broad range of services related to its POS payment systems and networking products. The Company provides consulting services to:

    - assist with strategies and alternatives for POS payment systems,

    - assist in the design, installation, integration and management of POS payment systems, and

    - design customized software applications.

    The Company also provides deployment, training, technical assistance, help desk, maintenance, and leasing services for its products.

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

    TERMINAL MANAGEMENT SOFTWARE. Every terminal application software program produced by the Company has a management and control module that interacts with the Company's Term-Master Terminal Network Management System. Term-Master is designed to provide mission-critical functionality to users of Hypercom's terminals. Term-Master is the basis for an integrated terminal management approach that supports multiple merchant locations, remote and automated downloading of terminal application software, multiple application software management, merchant terminal set-ups, performance monitoring and on-line diagnostics.

NETWORKING AND CONNECTIVITY

    Hypercom's Integrated Enterprise Networking(TM) ("IEN") family of products are Network Access Controllers ("NAC") that provide the networking hardware technology and communications infrastructure necessary to achieve connectivity in the POS environment. NACs are intelligent communications devices that provide a wide range of digital and analog interfaces, line concentration, protocol conversion, data concentration, transaction routing, backup transmission paths and multiple device interface capabilities that allow access to high-performance data communications networks. Hypercom's IENs greatly reduce operating costs, protect investments in current legacy networks and offer a wide range of network technologies, such as X.25, frame relay, asynchronous transfer mode ("ATM"), and Integrated Services Digital Network ("ISDN") and protocol interfaces, including SNA and TCP/IP. Hypercom delivers networking solutions for POS systems as well as designs and delivers custom networks. The NAC product line also includes the MiniNAC2, which connects automated teller machines, POS terminals and PC or in-store controllers to existing hosts utilizing standard dial-up access.

COMPETITIVE ADVANTAGES

    The Company believes that its core POS business has the following key competitive advantages:

    TECHNOLOGY LEADER AND INNOVATOR. Since the introduction of POS payment terminals in the early 1980s, the Company has established itself as a technology leader and innovator in the electronic payments market. For the year ended December 31, 2000, Hypercom's technology leadership continued as it began shipping its comprehensive Internet-based retail countertop commerce and information system, called ePOS-infocommerce(TM), or ePic, with the high-performance ICE terminal as its central POS hardware component. In 1999, the Company introduced Hypercom(R) ICE(TM) terminals, its Interactive Consumer Environment product line of touch-screen based terminals; FastPOS, new modem technology which operates at 9600 bits per second ("bps"), which allows faster transactions and new data-intensive applications such as electronic receipt capture; and ePicPortz transaction software, which includes functionality for secure Internet payments.

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

    INTERNATIONAL EXPERIENCE AND GLOBAL PRESENCE. Hypercom was founded in Australia 23 years ago. It became the largest supplier of POS systems in the Asia/Pacific region prior to its move to the United States. The Company has the second largest installed base of POS terminals worldwide, and the largest installed base in Latin America. The Company has gained significant expertise in adapting to local customs, addressing local regulatory, certification and telecommunications requirements and establishing key partnering arrangements with local distributors and resellers. Further, because the Company's products incorporate advanced communications technology, the Company believes that its POS payment systems perform better than its competitors' products in less developed telecommunications environments, many of which support only earlier generations of communications protocols.

    INTEGRATED DESIGN AND PRODUCTION. The Company designs, develops and manufactures substantially all of its products in-house, enabling it to control the product development process at all levels. In addition, the Company works closely with its customers, distribution channels and related industry participants to identify products that respond to market needs. Company management actively engages in standards-setting efforts and participates in a wide variety of user groups and industry forums to facilitate product identification and development efforts. The Company believes that its integrated approach to product identification, development and manufacturing will continue to reduce research and development costs and time to market and facilitate its manufacture of cost-effective, high quality products.

    TECHNOLOGICALLY ADVANCED, MULTI-SERVICE ARCHITECTURE. Hypercom has leveraged its extensive networking expertise in POS payment systems to develop, manufacture, market and support a family of flexible, stackable, multi-service switch/routers under the trade name Integrated Enterprise Network ("IEN"). The Company believes that its IEN networking products give it a competitive advantage in that they feature a modular and distributed processing architecture, which supports legacy and client/server environments and multiple traffic types. Each IEN device incorporates a switch, router, Frame Relay Assembler/Disassembler, protocol converter, dial back-up unit and Channel Service Unit/Data Service Unit, and performs data compression and encryption. These products support all WAN (wide area networking) services critical for global networking, including frame relay, X.25 and ISDN, enabling networks to capitalize on the lowest available telecommunications tariffs. IEN products integrate legacy data, LAN (local area networking), voice, fax and video applications over a single network. The benefits of IEN products include reduced telecommunications costs through the elimination of duplicate networks, consolidation of customer premises equipment, common management interface, optimized network performance, added reliability and system integrity for mission-critical applications.

CUSTOMERS

    Hypercom POS Systems' customers are predominantly large domestic and international financial institutions, electronic payment processors, independent sales organizations ("ISOs") and resellers. These customers generally have substantial POS payment system requirements. Representative direct and indirect POS customers include American Express Company, Bank of America Merchant Services, Banamex, CrediCard Brazil, First Data Merchant Services, TASQ Technologies, National Bank of Australia and Concord Equipment Sales. In any given year, select customers may account for a significant percentage of net revenue. Although no one customer accounted for more than 5% of the Company's net revenue for the year ended December 31, 2000, the two largest customers accounted for 8.2% of the Company's net revenue and the five largest customers accounted for 17.5% of the Company's net revenue.

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

SALES, MARKETING AND DISTRIBUTION

    The Company sells its POS payment system solutions through its direct sales force and through independent third-party resellers, including financial institutions, electronic payment processors and service providers. In fiscal 1999, the Company merged its domestic and international sales, marketing and operations personnel, which are now managed from its Phoenix, AZ headquarters.

    The Company's marketing programs include trade shows, press releases, press interviews, speaker engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by Hypercom's marketing and technical publications group.

FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

    For detailed financial information concerning the Company's industry segments and foreign and domestic operations and export sales, reference is made to Note 16 of the Consolidated Financial Statements included in Part II of this Form 10-K.

LEASING COMPANY

    On January 10, 2000, Hypercom's wholly-owned subsidiary Hypercom Financial, Inc. completed the purchase of substantially all of the assets and business and the assumption of certain liabilities of Golden Eagle LLC, a micro-ticket leasing organization for point-of-sale terminals ("Golden Eagle"). The purchase price paid at closing was $18.5 million in cash and $4.0 million in Hypercom's common stock. Following the acquisition, Hypercom Financial, Inc. changed its name to Golden Eagle Leasing, Inc. The former owners of Golden Eagle could earn an amount up to $32.5 million in Hypercom's common stock over the next three years if certain financial objectives are met. These objectives were not met during fiscal 2000. For additional information dealing with issues related to financing of the leasing company reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

CIRILIUM CORPORATION

    Hypercom Network Systems also designed carrier class gateway products for the VoIP (Voice over Internet Protocol) market. In December 1999, Hypercom and Inter-Tel Incorporated, a Phoenix-based provider of business telephone systems, call, voice and data software, services and products, formed a joint-venture company called Cirilium Corporation to address service provider applications in the VoIP market. Hypercom Network Systems transferred its VoIP assets, technology and 46 staff resources to Cirilium Corporation. Cirilium targets the worldwide VoIP telephony system and equipment market. Its products combine Inter-Tel's telephony core competencies (PBX call processing, IP telephony products, computer telephone integration applications, voice processing software and long-distance calling services) with Hypercom's carrier class VoIP gateways and electronic payment technology.

    As a result of an investment by Cirilium's CEO during the third quarter 2000, Hypercom and Inter-Tel have become minority owners of Cirilium and Hypercom discontinued accounting for its investment under the equity method. Under the equity method, Hypercom reported losses arising out of its investment in Cirilium through the nine months ended September 30, 2000 of $5.8 million. In the quarter ended September 30, 2000, the Company took a $4.1 million charge, writing off the balance of its investment.

BACKLOG

    As of February 5, 2001, the Company had a backlog of $158 million. Backlog was $89 million at December 31, 1999.

    The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

CUSTOMER SERVICE AND SUPPORT

    Through its facilities in Phoenix, AZ, the Company provides pre- and post-sales consulting and application software development. In addition, through its Horizon subsidiary, the Company provides support, installation services, deployment and customer support in addition to comprehensive repair facilities for its products in St. Louis, Missouri. The Company has entered into a letter of intent to sell Horizon's operations.

    The Company provides a five-year warranty on its POS terminal products and one- to five-year warranties on other products. The Company believes that its five-year warranty on POS terminal products has contributed significantly to its reputation for manufacturing high quality, reliable products, and that this warranty results in a lower total cost of ownership than competitors' products.

MANUFACTURING

    The Company's primary manufacturing facility is in China, where the Company manufactures POS payment systems. The Company also manufactures POS products at its facilities in Arizona and Brazil. The Company also relies on third-party suppliers for certain components of its POS payment system products.

    To control product costs, the Company centrally manages its material requirements planning and bills of material from its Phoenix facility on an integrated computer system, which is networked to all Hypercom manufacturing centers. By managing its purchasing centrally, the Company is able to obtain discounts on volume purchases. The Company also strives to maintain sufficient flexibility in its purchasing to allow it to take advantage of favorable pricing in regional markets. Central management of purchases also assists the Company in ensuring that quality components are used in its products. Increased competition and pricing pressure, as well as rising manufacturing costs, have affected and may continue to affect margins.

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

    The Company designs and develops all of its products and incorporates, where appropriate, technologies from third parties and those available in the public domain. The Company's product development units are principally headquartered in Phoenix, AZ. Development staffs also are located in Australia, Dallas, TX, Hong Kong, Singapore, Sweden, Brazil, Russia and the United Kingdom.

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

    At December 31, 2000, 173 employees of the Company were engaged in research and product development. In the periods ended December 31, 2000 and 1999, the Company's research and development expenditures were $41.0 million and $34.0 million respectively. To date, a substantial majority of the Company's research and development costs have been expensed as incurred. Beginning in the third quarter of fiscal 1999, the Company began capitalizing costs in relation to the development of specific software enhancements related to its ePicPortz software products. For the year ended December 31, 2000, the six months ended December 31, 1999 and fiscal 1999, the Company capitalized approximately $0.2 million, $0.7 million, and $2.0 million respectively, related to ePicPortz software products. Additionally, during the year ended December 31, 2000 and the six months ended December 31, 1999, the Company capitalized $2.3 million and $0.8 million, respectively, of development costs related to the development of its Windows CE, Web Browser and multi-lane products. Amortization of software development costs amounted to $0.9 million, $0.4 million, and $0 for the year ended December 31, 2000, the six months ended December 31, 1999 and for the fiscal year ended June 30, 1999, respectively. The Company expects that it will significantly reduce its expenditures for research and product development during 2001.

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

    Hypercom competes with companies such as IBM, Siemens, NCR, ICL and Micros in the overall POS marketplace. In the POS terminal portion of the marketplace the Company's primary competitors are VeriFone, Inc., which was acquired by Hewlett-Packard Company in 1997, and Ingenico, a French based company.

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

PROPRIETARY RIGHTS

     The Company's success is attributable in part to its proprietary technology. The Company relies upon patent copyrights, trademarks and trade secret laws, to establish and maintain its proprietary rights in its technology and products.

    The Company currently holds patents issued in the U.S. (and several other countries) relating to a POS terminal configured with a substantial portion of its functionality at a remote processor, and a POS terminal with replaceable printer cartridge. Foreign patents have also been issued on several patent applications, including the replaceable printer mechanism. The Company has pending a number of U.S. and foreign patent applications relating to both its POS terminal products as well as its IEN product family.

    The Company has U.S. federal registrations for its "Hypercom" trademark. In addition, the Hypercom trademark is registered in 34 countries and has registration pending in 5 countries. In addition to the registered trademark of the Hypercom(R) name and logo, the Company has U.S. federal registrations for the following trademarks: MEGANAC(R), MININAC(R), MINIROUTER(R), TERM-MASTER, PAYSEC(R), CHIPSTRIPE(R), VIRTUAL POS(R), HYPERCOM FASTPOS(R), ICEPAC(R), ASCENDENT(R), THE GLOBAL LEADER IN ELECTRONIC TRANSACTION SOLUTIONS(R), IEN 2500(R), IEN 4000(R), and IEN 6000(R).

    The Company's trademark applications for U.S. registrations include:
HYPERWARE(TM), IEN 2000(TM), REALPAY(TM), EPOSINFOCOMMERCE(TM),
HYPERCOM.COM(TM), IENVIEW(TM), SMARTICE(TM), PUTTING THE COMMERCE IN DOT COM(TM), EPIC(TM), EPOS(TM), MICROTRAX(TM), SHOPHOSTZ(TM), EPICPORTZ(TM), WINEPS(TM), EPICRECEIPTS(TM), EPICWALL(TM),

EPICCOMMERCE(TM), EPICPACK(TM), EPICMAIL(TM), EPICNETZ(TM), BROWSER-POWERED(TM), EPICTRANZ(TM), FASTCOM(TM), SMARTCARD REDE(TM), E SMARTCARD(TM), and HYPERSMART(TM).

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

EMPLOYEES

    At December 31, 2000, the Company employed 1,814 persons, including, in the U.S., 51 in manufacturing, 257 in service and support, 52 in sales and marketing, 173 in research and development and 202 in finance and administration. Approximately 1,079 of the employees were in international locations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following are the executive officers of the Company as of March 22, 2001:

    George Wallner, 49: Chairman of the Board of Directors and Chief Strategist since November 1, 2000; July 1, 1999 - October 31, 2000, Chief Executive Officer and President; 1978 - June 30, 1999, Chairman of the Board of Directors and Chief Technologist.

    Christopher S. Alexander, 52: President and Chief Executive Officer since November 1, 2000; July 1, 1999 - October 31, 2000, President of Hypercom Transaction Systems Group; 1998-1999, Chief Operating Officer, Hypercom Corporation; 1993-1998 Chief Operating Officer of Hypercom International.

    Jonathon E. Killmer, 59: Chief Operating Officer since November 1, 2000 as well as Chief Financial Officer and Chief Administrative Officer of Hypercom Corporation since January, 1999; Senior Vice President, Chief Financial Officer and Treasurer of Digi International Inc. from October 1996 to October 1998; Managing Partner of the Minneapolis/St. Paul Coopers & Lybrand L.L.P., (now PricewaterhouseCoopers) office from October 1990 to September 1996.

    Jairo E. Gonzalez, 38: President of Hypercom Transaction Systems Group since November 1, 2000; President of Hypercom's Emerging Markets group, 1999-2000, also served as interim President of ePicNetz, Inc., an applications service provider (ASP) unit of Hypercom Corporation. 1990 to 1999 President, Hypercom International.

ITEM 2.  PROPERTIES

    The Company's principal administrative facility is located in Phoenix, AZ, where it owns an approximate 142,000 square foot building. The Company leases an adjacent 23,800 square foot building for Hypercom Network Systems. The lease expires August 31, 2011.

    The Company leases an approximate 15,000 square foot facility in Sydney, Australia, owns an approximate 23,000 square foot office floor in Hong Kong, and owns an approximate 17,000 square foot facility in Brazil. The latter is utilized for additional POS manufacturing capacity.

    The Company also leases office space in Arizona, Connecticut, Florida, Georgia, Maryland, Missouri and New York. Facilities in Texas, China, Singapore, Sweden, Japan, Chile, Argentina, Venezuela, Mexico, Russia, Hungary and the United Kingdom, all are dedicated primarily to POS sales and support with the exception of China, which contains the Company's primary manufacturing facility. The Company believes that its facilities are adequate for its operations and will be sufficient for the foreseeable future. Reference is hereby made to Note 14 of the Consolidated Financial Statements for detailed information relating to the Company's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

       From time to time, the Company is subject to claims and litigation incident to its business. On September 23, 1998, an employee of the Company filed a lawsuit in Maricopa County Superior Court against two senior executives of the Company and the Company alleging sexual misconduct by the executives and seeking damages, including punitive damages. On November 22, 1999, the court issued a ruling that effectively dismissed all causes of action against Hypercom and the two named defendants. Final judgment was entered in favor of the Company and the two named defendants on January 4, 2001. The plaintiff filed a motion for reconsideration or for new trial on January 19, 2001, which is currently pending. Although there can be no assurance in this regard, the Company does not believe that this lawsuit will have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "HYC." The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NYSE.

                                              HIGH        LOW
                                              ----        ---
         YEAR ENDED 12/31/00
         First Quarter................    $  18.625   $  10.000
         Second Quarter...............       17.000      12.188
         Third Quarter................       14.500       9.188
         Fourth Quarter...............       10.750       2.750

         SIX MONTHS ENDED 12/31/99
         First Quarter................    $   9.688   $   7.563
         Second Quarter...............       10.438       7.313

         FISCAL YEAR ENDED 6/30/99
         First Quarter................    $  10.813   $   4.875
         Second Quarter...............       12.375       4.250
         Third Quarter................       14.250       5.000
         Fourth Quarter...............        9.750       5.438

         FISCAL YEAR ENDED 6/30/98
         First Quarter................    $      --   $      --
         Second Quarter...............       17.313      12.750
         Third Quarter................       18.938      11.118
         Fourth Quarter...............       13.818       9.938

    The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's ability to pay cash dividends on its common stock is also limited by certain covenants contained in a loan agreement to which the Company is a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

    The approximate number of stockholders of record as of March 22, 2001 was 2,947.

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


                                                                         SIX MONTH PERIOD
                                                       TWELVE           ENDED DECEMBER 31,
                                 YEAR ENDED         MONTHS ENDED     ------------------------
                              DECEMBER 31, 2000   DECEMBER 31, 1999       1999             1998
                              -----------------   -----------------       ----             ----

                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net revenue .................   $ 327,560         $ 274,220        $ 149,282        $ 136,577
  Costs of revenue ............     212,156           154,124           81,177           68,884
                                  ---------         ---------        ---------        ---------
  Gross profit ................   $ 115,404         $ 120,096        $  68,105        $  67,693
                                  =========         =========        =========        =========
  Percent of net revenue ......        35.2%             43.8%            45.6%            49.6%
  Research and development ....   $  41,039         $  34,036        $  19,637        $  15,850
  Selling, general and
    administrative ............      97,408            83,024           43,505           35,253
  Non-cash compensation(1) ....          --                --               --               --
                                  ---------         ---------        ---------        ---------
                                  $ 138,447         $ 117,060        $  63,142        $  51,103
                                  =========         =========        =========        =========
  Income (loss) from
    operations ................   $ (23,043)        $   3,036        $   4,963        $  16,590
                                  =========         =========        =========        =========
  Net income (loss) ...........   $ (30,950)        $   2,199        $   5,385        $  12,359
                                  =========         =========        =========        =========
  Net income (loss) per
  share (2) ...................   $   (0.91)        $    0.06        $    0.16        $    0.36
  Shares used in calculations .      34,184            34,436           34,446           34,549
  Cash and equivalents ........   $  13,008         $  26,093        $  26,093        $  37,795
  Working capital .............      75,218           156,991          156,991          178,879
  Total assets ................     369,237           297,777          297,777          270,410
  Short and long term debt          100,391            10,830           10,830            2,188
  Total shareholders' equity...     208,147           231,734          231,734          228,323

                                                YEARS ENDED JUNE 30,
                                  -------------------------------------------
                                       1999             1998             1997
                                  ---------        ---------        ---------
  Net revenue .................   $ 261,515        $ 257,227        $ 196,742
  Costs of revenue ............     141,831          130,475          103,672
                                  ---------        ---------        ---------
  Gross profit ................   $ 119,684        $ 126,752        $  93,070
                                  =========        =========        =========
  Percent of net revenue ......        45.8%            49.3%            47.3%
  Research and development ....   $  30,249        $  23,495        $  12,926
  Selling, general and
    administrative ............      74,772           72,506           52,530
  Non-cash compensation(1) ....          --           10,963            4,784
                                  ---------        ---------        ---------
                                  $ 105,021        $ 106,964        $  70,240
                                  =========        =========        =========
  Income (loss) from
    operations.................   $  14,663        $  19,788        $  22,830
                                  =========        =========        =========
  Net income (loss) ...........   $   9,173        $  13,989        $  15,562
                                  =========        =========        =========
  Net income (loss) per
  share (2) ...................   $    0.27        $    0.44        $    0.60
  Shares used in calculations .      34,428           31,830           25,754
  Cash and equivalents ........   $  36,727        $  55,659        $  16,318
  Working capital .............     162,152          186,799           61,972
  Total assets ................     276,280          259,577          138,741
  Short and long term debt           10,878            1,797           24,570
  Total shareholders' equity...     226,023          220,431           60,894

---------

(1) Non-cash compensation was charged in connection with stock options granted to an executive officer. Upon completion of the Company's initial public offering in November 1997, this form of compensation ceased and no charge was incurred in the third and fourth quarters of fiscal 1998.

(2) Per share data is diluted per share, except for the year ended December 31, 2000, as the effect of common stock equivalents is anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For comparability purposes, the following discussion will make reference to comparisons between the year ended December 31, 2000 and both the twelve months ended December 31, 1999 and the fiscal year ended June 30, 1999. The comparison to the fiscal year ended June 30, 1999 is required pursuant to Item 303 of Regulation S-K. Although both represent twelve month periods, the Company believes that a comparison to the twelve months ended December 31, 1999 is meaningful as it is a more recent period and it represents an identical year-over-year comparison.

Results of operations for the twelve months ended December 31, 1999 is unaudited. The company changed its year end to December 31 and reported audited results for the six month period ended December 31, 1999, in its Transition Report on Form 10-K. The amounts for the twelve months ended December 31, 1999, referenced below were derived by combining the final six months of the year ended June 30, 1999 (as were presented in Forms 10Q for the respective periods), with the six month period ended December 31, 1999.

The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results.

PERCENTAGE OF NET REVENUE

                                                                      SIX MONTHS ENDED                  FISCAL YEARS
                                  YEAR ENDED   TWELVE MONTHS ENDED      DECEMBER 31,                    ENDED JUNE 30,
                                  DECEMBER 31,     DECEMBER 31,      -------------------     ----------------------------------
                                      2000             1999            1999         1998       1999          1998          1997
                                    ------           ------          ------       ------     ------        ------        ------
Net revenue ....................     100.0%           100.0%          100.0%       100.0%     100.0%        100.0%        100.0%
Costs of revenue ...............      64.8             56.2            54.4         50.4       54.2          50.7          52.7
                                    ------           ------          ------       ------     ------        ------        ------
Gross profit ...................      35.2             43.8            45.6         49.6       45.8          49.3          47.3
Research and development .......      12.5             12.4            13.2         11.6       11.6           9.1           6.6
Selling, general and
  administrative ...............      29.7             30.3            29.1         25.8       28.6          28.2          26.7
Non-cash compensation ..........        --               --              --           --         --           4.3           2.4
                                    ------           ------          ------       ------     ------        ------        ------
Income (loss) from operations ..      (7.0)             1.1             3.3         12.2        5.6           7.7          11.6
Interest income net of
interest expense................      (0.9)             1.3             0.8          1.7        1.8           0.7           0.1
Foreign currency exchange
gain (loss).....................      (0.6)            (2.2)           (0.2)        (0.7)      (2.6)         (0.7)          0.2
Loss from investment in
equity affiliate ...............      (3.0)              --
                                    ------           ------          ------       ------     ------        ------        ------
Income (loss) before income
taxes ..........................     (11.5)             0.2             3.9         13.2        4.8           7.7          11.9
Income taxes ...................       2.0              0.6            (0.3)        (4.1)      (1.3)         (2.3)         (4.0)
                                    ------           ------          ------       ------     ------        ------        ------
Net income (loss) ..............      (9.5)%            0.8%            3.6%         9.1%       3.5%          5.4%          7.9%
                                    ======           ======          ======       ======     ======        ======        ======

    Net revenue by geographic region are presented in the following table as a percentage of net revenues for the periods indicated:

                                                                                 SIX MONTHS
                                     YEAR ENDED       TWELVE MONTHS ENDED           ENDED               FISCAL YEARS ENDED
                                 DECEMBER 31, 2000     DECEMBER 31, 1999         DECEMBER 31,                JUNE 30,
                                 -----------------     -----------------        --------------      --------------------------
      REVENUES BY REGION                                                        1999      1998      1999        1998      1997
-----------------------------                                                   ----      ----      ----        ----      ----
United States................           47.6%                 49.1%             44.4%      53.2%    53.7%       42.9%     44.1%
Latin America (includes Mexico)         23.3                  23.2              26.8       26.3     22.7        29.0      24.1
Asia/Pacific.................           12.2                  13.6              14.2       13.2     13.4        22.5      29.7
Europe.......................           16.9                  14.1              14.6        7.3     10.2         5.6       2.1
                                        ----                  ----              ----       ----     ----        ----      ----
          Totals.............            100%                  100%              100%       100%     100%        100%      100%

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 AND THE TWELVE MONTHS ENDED DECEMBER 31, 1999

   Revenues for the year ended December 31, 2000 were $327.6 million, a 19.5% increase or $53.3 million over the twelve months ended December 31, 1999 and a 25.3% increase or $66.1 million over the fiscal year ended June 30, 1999. The increase over the twelve months ended December 31, 1999 was due primarily to increased POS Systems revenue of $34.5 million and $25.4 million of revenue that resulted from the acquisition of Golden Eagle Leasing, (see discussion on page
47) offset by a decline in revenues of Network Systems of $6.4 million due to the transfer of this unit's VoIP operation to Cirilium Corporation, a joint venture formed with Inter-Tel Incorporated. See discussion on page 16. The increase for the year ended December 31, 2000 over the fiscal year ended June 30, 1999 was due to increased POS Systems revenue of $52.9 million, and the $25.4 million of revenues from Golden Eagle Leasing, offset in part by the decline in revenues of Network Systems by $11.7 million, as previously explained.

   The increase in POS Systems revenue in 2000 reflected continued strong growth in Europe ($16.9 million increase over the twelve months ended December 31, 1999 and $28.8 million increase over the fiscal year ended June 30, 1999) and in Latin America ($12.8 million increase over the twelve months ended December 31, 1999 and $16.9 million increase over the fiscal year ended June 30, 1999). Asia showed a slight decline in growth, while the U.S. remained flat.

   Gross profit as a percentage of net revenue for the year ended December 31, 2000 decreased to 35.2% for the year ended December 31, 2000 from 43.8% for the twelve months ended December 31,1999 and from 45.8% for the fiscal year ended June 30, 1999. This decline in gross margins occurred throughout 2000, principally due to certain higher component costs, changes in product mix and competitive pricing pressures. Margins were particularly weak in the three months ended September 30, 2000, due to a significant shift of revenues generated by the sale of the Company's new screen-based family of terminals, which at this time produce significantly lower gross margins than the Company's legacy products. In addition, due to the introduction of a significantly expanded product line, the Company increased its warranty reserves during the year ended December 31, 2000. The Company also experienced higher manufacturing expenses during the year ended December 31, 2000 due to increased production in the United

States, as the new products were initially introduced. By the end of 2000, substantially all production of the new products had been moved to the Company's manufacturing facility in China.

   Selling, general and administrative expenses for the year ended December 31, 2000 were $97.4 million, or an increase of $14.4 million or 17.3% over the twelve months ended December 31, 1999 and an increase of $22.6 million or 30.3% over the fiscal year ended June 30, 1999. This increase is due to the Company's ePicNetz development activity, overall increased sales activity, plus the impact of the Golden Eagle Leasing acquisition, including goodwill amortization of approximately $1.5 million.

   Research and development expenses consist primarily of software and hardware engineering costs and the cost of development personnel. For the year ended December 31, 2000, research and development expense amounted to $41.0 million, as compared to $34.0 million for the twelve months ended December 31, 1999 or a 20.6% increase, and $30.2 million for the fiscal year ended June 30, 1999 or a 35.7% increase. This increase was due to the planned investment in new product development intended to maintain the Company's competitive edge. Additionally, the impact of various acquisitions for a full year has resulted in new research and development expenditures relative to the prior periods.

   Income from operations decreased $26.1 million and $37.7 million from the twelve months ended December 31, 1999 and the fiscal year ended June 30, 1999, respectively, as the results for the year ended December 31, 2000 produced an operating loss of $23.0 million. The principal contributors to this reversal from the operating income of $3.0 million and $14.7 million achieved in the twelve months ended December 31,1999 and the fiscal year ended June 30, 1999, respectively, were the decline in gross profit, the increase in research and development costs and the increase in selling, general and administrative expenses, including goodwill.

   Net interest expense for the twelve months ended December 31, 2000 amounted to $2.8 million, reflecting both higher borrowings to meet working capital needs and higher interest costs. During 2000, the Company entered into a $60 million revolving credit agreement provided by a syndicate of banks. The increased borrowings were required to fund operating losses and to meet demands for funds from Golden Eagle Leasing, the Company's newly acquired leasing company. Net interest income for the twelve months ended December 31, 1999 and the fiscal year ended June 30, 1999 was $3.5 million and $4.7 million, respectively, reflecting income from short and long-term investments, net of interest expense incurred related to short term bank borrowings.

   The loss from Cirilium Corporation of $9.9 million represents the Company's equity share of Cirilium losses for the year ended December 31, 2000 plus an additional charge of $4.1 million, related to reserves against operating advances made to Cirilium and inventory used for Cirilium production recorded during the three months ended September 30, 2000. As of December 31, 2000, the Company has no remaining basis in its investment in Cirilium. The write-offs were taken as a result of Cirilium's continuing operating losses. In addition, as a result of an investment made by Cirilium's CEO, Hypercom has become less than a 20% owner of Cirilium and has discontinued, after September 30, 2000, accounting for its investment under the equity method.

   The foreign currency loss for the year ended December 31, 2000 amounted to $1.9 million compared to a loss of $6.2 million and $6.8 million for the twelve months ended December 31, 1999 and the fiscal year ended June 30, 1999, respectively. The decrease is due in part to the stabilization of the Brazilian Real as well as to the employment of hedging strategies, which began in the second quarter of 1999 and are used to mitigate the impact of future foreign currency fluctuations.

   For the year ended December 31, 2000, the income tax benefit for federal, state and foreign taxes was $6.6 million. The benefit for federal, state and foreign taxes was $1.8 million for the year ended December 31, 1999 and the provision for income taxes for the fiscal year ended June 30, 1999 was $3.4 million. The Company's tax benefit/provision is different than the U.S. federal statutory rate due to the mix in which jurisdictions certain taxable income or losses were incurred, the impact of research and experimentation credits in Australia and the United States, and sales in jurisdictions with lower taxes, or tax holidays.

Comparison of Six Months Ended December 31, 1999 and 1998

   For the six months ended December 31, 1999 and 1998, net revenues increased 9.3% or $12.7 million from $136.6 million to $149.3 million, principally due to revenue growth in Europe ($11.8 million), Asia ($3.2 million) and Latin America ($4.1 million). The significant increase in European sales was due to a rapid expansion of the customer base in an emerging market for the Company as well as the acquisition of ICL Financial Terminals in Sweden. Additionally, new product releases such as the ICE 5000 stimulated increased sales particularly in the United Kingdom, Turkey, and Eastern Europe. Net revenue increases in Asia and Latin America are primarily related to the stabilization of those foreign economies and currencies.

   For the six months ended December 31, 1999 and 1998, Network Systems revenue decreased $5.3 million or 33.3% from $15.9 million to $10.6 million. The decrease was primarily due to the transfer of this unit's VoIP operations to a new joint venture, Cirilium Corporation, with Inter-Tel, Incorporated, a provider of telephony products. Revenue from Voice over Internet Protocol customers declined in anticipation of the formation of the new joint venture. In addition, Network Systems personnel spent significant time planning the reorganization of the business unit and refocusing the sales and development efforts which contributed to the reduced revenue from Network Systems for the six-month period.

   Gross profit as a percentage of net revenue decreased from 49.6% to 45.6% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. The decrease was related to the impact of the acquisition of substantially all the assets of the Horizon Group Inc. ("Horizon"). Horizon typically operates on a much lower gross margin percentage than historical Hypercom gross margin percentages and, as a result, has a dilutive effect on overall gross margin. Horizon was acquired on October 1, 1998 and thus the Company only included three months of Horizon financial results in the six-month period ended December 31, 1998. As a result, Horizon's dilutive impact on the Company's gross margin (1.8%) for the six months ended December 31, 1998 was less than for the six months ended December 31, 1999. Horizon's financial results for the six-months ended December 31, 1999 included net revenue of $14.9 million resulting in a gross margin of $1.4 million or 9.3%. These results had a much more significant effect (4.0%) on the Company's overall gross margin for the six months ended December 31, 1999. Additionally, increased competition and pricing pressure, as well as rising manufacturing costs related to some electronic component supply shortages have affected, and may continue to affect, margins.

   Selling, general and administrative expense increased 23.4% or $8.2 million to $43.5 million for the six months ended December 31, 1999, compared to $35.3 million for the comparable six-month period ended December 31, 1998. These increases were primarily due to additional basic corporate infrastructure in Phoenix related to accounting, legal and human resources and information systems. Additionally, the Company incurred significant increases in U.S., Asian, and Australian selling expenses, as well as additional overhead related to the acquisitions of Horizon and ICL Financial Terminals and the establishment of the ePicNetz services group.

   Research and development expense increased 23.9% or $3.8 million to $19.6 million for the six months ended December 31, 1999 compared to $15.8 million for the six months ended December 31, 1998. This increase was consistent with the Company's planned investment in new product development intended to maintain its competitive edge.

   Income from operations decreased 70.1% or $11.6 million from $16.6 million for the six months ended December 31, 1998 to $5.0 million for the six months ended December 31, 1999. The decrease is directly related to the reduced gross margins, higher selling, general and administrative expenses, and increased research and development activities described above.

   Net interest income decreased 47.8% or $1.1 million from $2.3 million for the six months ended December 31, 1998 to $1.2 million for the six months ended December 31, 1999. The decrease is due to declining cash and short term investment balances. Interest income consisted primarily of returns on short- and long-term investments net of interest expense incurred related to short term bank borrowings.

    Foreign currency losses resulted from operating in volatile markets, principally Brazil. During the six months ended December 31, 1999, the Company recorded a $0.4 million loss compared to $1.0 million for the six months ended December 31, 1998. The Company entered into hedging strategies to mitigate the impact of foreign currency fluctuations, which resulted in the significant decrease in the loss for the six months ended December 31, 1999.

    The provisions for federal, state and foreign income taxes were $0.4 million and $5.6 million for the six-month periods ended December 31, 1999 and 1998, respectively. The Company's effective tax rate was approximately 7% and 31% for the six months ended December 31, 1999 and 1998, respectively. The Company's tax rate is typically lower than the US federal statutory rate due to:

    - Sales in foreign jurisdictions with lower rates (particularly in the six months ended December 31, 1999);

    - Research and experimentation credits in Australia and the US; and

    - The use of foreign sales corporations offering lower taxes on certain international sales.

Comparison of Fiscal Years Ended June 30, 1999 and 1998

    Net revenue in fiscal 1999 increased $4.3 million or 1.7% primarily due to the acquisition of the Horizon Group, Inc. ("Horizon") in fiscal 1999. The increase in revenue reflected growth in the United States and Europe where the Company has been establishing new sales and service operations. Revenues in Asia and Latin America slowed due to regional economic conditions and currency devaluation.

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

    Selling, general and administrative expense increased $2.3 million, or 3.1%, to $74.8 million in fiscal 1999 as the Company continued to invest in its worldwide operations, including expanding its headquarters in Phoenix, AZ, adding a new distribution center, opening new international sales and support offices, and expanding and improving its worldwide administrative, financial, and information technology-related infrastructure.

    Research and development expense increased $6.7 million, or 28.7%, to $30.2 million in fiscal 1999. The increase was primarily for POS product development as the Company prepared to introduce in fiscal 1999 its new ICE terminal products, FastPOS 9600 bps terminals, and ePicPortz client/server software. Beginning in the third quarter of fiscal 1999, the Company began capitalizing costs in relation to the development of specific software enhancements related to its ePicPortz software products. The amount capitalized in fiscal 1999 was approximately $2.0 million.

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

    The provisions for federal, state, and foreign income taxes were $3.4 million and $5.9 million for the fiscal years ended June 30, 1999 and 1998, respectively. The Company's effective rate of tax was 27% and 30% for the fiscal years ended June 30, 1999 and 1998. The Company tax rate is typically lower than the US federal statutory rate due to:

    - Research and experimentation credits in Australia and the US;

    - Sales in foreign jurisdictions with lower tax rates; and

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

    Selling, general and administrative expense increased $20.0 million, or 38.0%, to $72.5 million in fiscal 1998. $6.6 million of this increase was the continued expansion of selling and administrative activities in Network Systems, $2.7 million of this increase was related to the introduction of the Company's ePicPortz POS client/server software products, and $2.5 million of the increase was for the establishment of a new POS sales and service infrastructure in Europe. The remaining increases related to normal growth caused by increased business with a $6.3 million increase for ongoing expansion of sales operations in the United States, Latin America and Asia and $1.9 million increase in the Company's corporate, general and administrative areas.

    Research and development expense increased $10.6 million, or 81.8%, to $23.5 million in fiscal 1998, of which $9.2 million of the increase was for POS product development as the Company prepared to introduce in fiscal 1999 its new ICE terminal products, its FastPOS 9600 bps terminals, and ePicPortz client/server software.

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

Liquidity and Capital Resources

    The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. During 2000, the Company also used securitization conduits to finance lease receivables generated by its Golden Eagle Leasing subsidiary.

    Due to the demands for funds to grow Golden Eagle Leasing, combined with operating losses over the last two quarters, the Company experienced negative cash flow in 2000. Specifically, the Company used $25.2 million of cash to fund operations in the year ended December 31, 2000. In addition, the Company used $39.8 million in investing activities. Long-term debt (most of which was categorized as current at year end) increased to $100.4 million at December 31, 2000, from $10.8 million at December 31, 1999. Working capital and cash was $75.2 and $13.0 million at December 31, 2000 compared to $157.0 and $26.1 million at December 31, 1999.

    Capital expenditures totaled $13.8 million for the twelve months ended December 31, 2000, compared to $9.0 million for the six months ended December 31, 1999. Capital expenditures for the fiscal years ended June 30, 1999 and 1998 totaled $12.8 million and $10.0 million, respectively. Depreciation expense was $8.3 for the twelve months ended December 31, 2000, $3.2 million for the six months ended December 31, 1999 and $5.5 million and $4.1 million for the fiscal years ended June 30, 1999 and 1998, respectively.

Credit Agreements and Liquidity Concerns

    Due to the losses incurred in the third and fourth quarters of 2000, the Company was not in compliance with certain debt covenants under various loan agreements, including the ratio of funded debt to EBITDA and a minimum tangible net worth requirement. The Company has entered into a forbearance agreement with its principal lending group to enable the Company to put new financing arrangements into place. Under the forbearance agreement, the existing bank group has agreed not to exercise any remedies under the Company's principal credit agreements through March 31, 2001, subject to the Company's compliance with ongoing conditions. In this regard, among other things, the forbearance agreement required a cash infusion from its principal stockholder in the form of $1.5 million loan and also required the Company to make certain pay downs, which it has made to date. The agreement also required that the interest rate be increased by 1/4 percent with each pay down.

    On February 5, 2001, the Company entered into a commitment letter with an asset-based lender to replace its principal credit facilities. Under the commitment letter, the Company would obtain a $40 million secured facility, subject to borrowing base and other limitations. The facility would have a term of three years, would be secured by substantially all the Company's U.S. assets and would provide for interest at the prime rate plus 1 percent or LIBOR plus 2.75 percent. The Company expects to close on the asset-based facility by the end of April 2001. The Company is negotiating to obtain an extension of the forbearance agreement with its current leading group to facilitate this financing. In order to pay down and facilitate a refinancing of its existing loans, the Company sold certain previously unfinanced lease receivables on March 1, 2001 and applied net proceeds of $5 million to reduce its existing line of credit. In addition, the Company is planning on securitizing substantially all the lease receivables of Golden Eagle Leasing, Inc. The Company expects to complete a securitization by mid-April 2001. The Company will use funds from the proceeds to pay off conduit facilities relating to its Golden Eagle Leasing operations, with the balance of the proceeds to further reduce the outstanding balance under its line of credit agreement. The Company has also entered into a letter of intent to sell its Horizon distributorship, the proceeds from which would also reduce the existing line of credit. In addition, the Company is negotiating to obtain a financing agreement with another lender to provide up to $20 million of financing for new lease receivables for its Golden Eagle Leasing unit.

    The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and reducing costs. The Company has selectively reduced its work force and has closed several underperforming offices.

    For additional information about the Company's credit facilities, see Note 9 to the Consolidated Financial Statements.

New and Proposed Pronouncements

    In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (FAS 137), which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No 133." This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. Management is evaluating what effect this statement may have on the Company's financial statements.

    The Financial Accounting Standards Board issued a Proposed Statement of Accounting Standards, "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would prohibit goodwill amortization and establish a new method of testing goodwill for impairment. The proposed statement would also prohibit the pooling of interest method of accounting for business combinations and establish a new accounting standard for good will acquired in a business combination. The provisions of the proposed Statement would be effective for fiscal quarters beginning after the issuance of the final Statement. The impact of the Statement may be significant if it is issued as currently proposed, as the Company would be required to test its goodwill for impairment under new standards and would no longer recognize goodwill amortization expense. In 2000, the Company incurred $3.5 million in goodwill amortization.

Backlog

    As of February 5, 2001, the Company had backlog of $158 million. Backlog at December 31, 1999 and December 31, 1998 was $89 million and $118 million, respectively. The Company has taken steps to reduce terminal manufacturing lead time which reduces customers required lead time. These shorter lead times eliminate the prior requirements for customers to book orders covering longer periods.

    The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Special Note Concerning Forward Looking Statements and Risk Factors

    This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. Such statements may include, but not are limited to, projections regarding demand for the Company's products and the replacement cycle for its existing products, the impact of the Company's development and manufacturing process on its research and development costs, the reduction of future research and development expenditures, and the Company's ability to obtain new financing as well as assumptions related to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

    Forward-looking statements reflect the Company's current views with respect to future events and financial performance and speak only as of the date the statements are made. Such forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying, the forward looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are set forth in Exhibit 99.1 which is attached hereto and incorporated by reference into this Annual Report on Form 10-K. In addition, new factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward-looking statements.

    The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future events, or otherwise.

7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with its foreign operations and markets. Nevertheless, the fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of the Company's investment portfolio.

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

    The following summarizes outstanding foreign currency forward contracts and their fair value as of December 31, 2000. Such forward contracts will settle through March 2001.

                                   NOTIONAL    AVERAGE       FAIR
           CONTRACT                 AMOUNT      RATE         VALUE
           --------              ------------  -------       -----
                                (IN THOUSANDS)          (IN THOUSANDS)
           Brazilian Real..        $13,791       1.892       (423)
           Australian Dollar           559       0.558         (3)
           Argentine Peso..            750       1.018          8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective as of February 4, 2000, PricewaterhouseCoopers LLP ("PWC") was dismissed as the independent accountants of the Company. On February 9, 2000, the Company engaged Ernst & Young LLP ("E&Y") as its independent accountants to audit the Company's consolidated financial statements for the fiscal six months ended December 31, 1999. The decision to change independent accountants was approved by the Audit Committee of the Company's Board of Directors. At the 2000 annual meeting, Ernst & Young was approved to audit the Company's consolidated financial statements for the year ended December 31, 2000.

    PWC's reports on the consolidated financial statements of the Company as of June 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Company's fiscal years ended June 30, 1999 and 1998, and for the period from July 1, 1999 through February 4, 2000, there were no disagreements with PWC on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, during the Company's two most recent fiscal years ended June 30, 1999 and 1998, and for the period from July 1, 1999 through February 4, 2000, the Company did not experience any kind of event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

    In connection with the Company's engagement of E&Y as its independent accountants for the fiscal six months ended December 31, 1999, neither the Company nor any person acting on behalf of the Company, consulted E&Y regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1) (iv) of Regulation S-K, Item 304, and the related instructions) or a reportable event as described in paragraph (a)(1) (v) of Regulation S-K, Item 304.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    a. Identification of Directors: The information set forth in the Company's 2001 Proxy Statement under the caption "Board of Directors" is incorporated herein by reference.

    b. Identification of Executive Officers: See Part I of this Form 10-K.

    c. Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information set forth in the Company's 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth in the Company's 2001 Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference. The sections captioned "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance Graph" in the Company's 2001 Proxy Statement are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth in the Company's 2001 Proxy Statement under the caption "Security Ownership of Principal Stockholders and Management" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the Company's 2001 Proxy Statement under the caption "Certain Transactions and Relationships" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a. The following documents are filed as part of this report:

           1.     Consolidated Financial Statements of Hypercom
                  Corporation

                  Report of Independent Auditors..........................    26

                  Report of Independent Accountants.......................    27

                  Consolidated Balance Sheets as of December 31, 2000,
                  December 31, 1999 and June 30, 1999.....................    28

                  Consolidated Statements of Operations for the Year Ended December 31, 2000, the Six Months Ended December 31,
                  1999 and for the Fiscal Years Ended June 30, 1999 and
                  1998....................................................    29

                  Consolidated Statements of Stockholders' Equity for
                  the Year Ended December 31, 2000, the Six Months Ended December 31, 1999 and for the Fiscal Years Ended June
                  30, 1999 and 1998.......................................    30

                  Consolidated Statements of Cash Flows for the Year
                  Ended December 31, 2000, the Six Months Ended December
                  31, 1999 and for the Fiscal Years Ended June 30, 1999
                  and 1998................................................    31

                  Notes to Consolidated Financial Statements..............    32

           2.     Financial Statement Schedule

                  Report of Independent Accountants on Financial
                  Statement Schedule......................................    51

                  Financial Statement Schedule:
                  Schedule II Valuation and Qualifying Accounts
                  Year Ended December 31, 2000, the Six Months Ended
                  December 31, 1999 and Fiscal Years Ended June 30, 1999
                  and 1998................................................    52

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

    b.  The Company filed Form 8-Ks as follows:

    - January 12, 2000, regarding the Company's acquisition of substantially all of the assets of Golden Eagle LLC.

    - December 29, 2000, regarding a Forbearance and Modification Agreement with its principal lenders under its revolving credit agreement.

    - February 9, 2001, regarding a commitment letter with a new asset-based lender to replace its principal credit facilities, an engagement letter with an investment banking firm to seek to finance lease receivables generated by the Company's Golden Eagle Leasing operations, and an extension to the Forbearance and Modification Agreement with its current lending group through March 31, 2001.


    c. The Index to Exhibits and required Exhibits are included following the Financial Statement Schedule beginning on Page 53 of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Hypercom Corporation

                                        By /s/ CHRISTOPHER S. ALEXANDER
                                        -----------------------------------
                                           Christopher S. Alexander
                                           President and Chief Executive Officer

Date: March 26, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2000.

                   SIGNATURE                                                             TITLE
                   ---------                                                             -----
                   (1) Principal Executive, Financial and Accounting Officers

                   /s/ CHRISTOPHER S. ALEXANDER                                  President, Chief Executive Officer and
                   -----------------------------------------------               Director
                   Christopher S. Alexander

                   /s/ JONATHON E. KILLMER                                       Chief Operating Officer, Chief Financial
                   -----------------------------------------------               Officer and Chief Administrative Officer
                   Jonathon E. Killmer

                   (2) Directors

                   /s/ GEORGE WALLNER                                            Chairman of the Board
                   -----------------------------------------------
                   George Wallner

                   /s/ ALBERT IRATO                                              Vice Chairman of the Board
                   -----------------------------------------------
                   Albert Irato

                   /s/ WILLIAM KEIPER                                            Director
                   -----------------------------------------------
                   William Keiper

                   /s/ JOCK PATTON                                               Director
                   -----------------------------------------------
                   Jock Patton

                   /s/ PETER J. HART                                             Director
                   -----------------------------------------------
                   Peter J. Hart

                   /s/ JANE EVANS                                                Director
                   -----------------------------------------------
                   Jane Evans

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Hypercom Corporation

    We have audited the accompanying consolidated balance sheets of Hypercom Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the six-month period ended December 31, 1999. Our audits also included the financial statement schedule listed on item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000 and for the six month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP

Phoenix, Arizona
February 15, 2001 except for
Note 20 as to which the date
is March 26, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Hypercom Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Hypercom Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                         PricewaterhouseCoopers LLP

Phoenix, Arizona
July 20, 1999

                              HYPERCOM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,       DECEMBER 31,         JUNE 30,
                                                                                 2000              1999                1999
                                                                              ---------          ---------          ---------
                                                                                          (AMOUNTS IN THOUSANDS)
ASSETS

Current assets:
  Cash and cash equivalents ..............................................    $  13,008          $  26,093          $  36,727
  Marketable securities, at market .......................................        2,110             23,015             26,731
  Accounts receivable, net of allowance for doubtful
    accounts of $3,655, $1,589 and $3,082 ................................       79,010             57,370             52,589
  Current portion of net investment in direct financing leases............       20,023                 --                 --
  Inventories, net .......................................................       70,358             72,897             57,482
  Deferred income taxes ..................................................       12,946             10,972             11,430
  Prepaid taxes ..........................................................        3,035              5,045              4,762
  Prepaid expenses and other current assets ..............................       19,059             17,344             11,894
                                                                              ---------          ---------          ---------
Total current assets .....................................................      219,549            212,736            201,615
  Property, plant and equipment, net .....................................       42,164             35,511             30,756
  Investment in equity affiliate .........................................           --              5,776                 --
  Long-term marketable securities, at market .............................          820             13,762             21,344
  Long-term portion of net investment in direct financing leases..........       42,102                 --                 --
  Deferred income taxes ..................................................        9,024              3,613                146
  Goodwill, net of amortization of $4,609, $1,062 and $361................       31,785              9,208              6,062
  Intangible assets, net of amortization of $2,459, $1,018 and $361.......        6,780              5,693              4,886
  Other assets ...........................................................       17,013             11,478             11,471
                                                                              ---------          ---------          ---------
Total assets .............................................................    $ 369,237          $ 297,777          $ 276,280
                                                                              =========          =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................    $  32,531          $  28,538          $  18,316
  Accrued liabilities ....................................................       22,137             19,379             14,599
  Deferred revenue .......................................................        2,390              4,770              3,824
  Income taxes payable ...................................................        3,237              2,180              2,234
  Current portion of long-term debt ......................................       84,036                878                490
                                                                              ---------          ---------          ---------
Total current liabilities ................................................      144,331             55,745             39,463
  Long-term debt .........................................................       16,355              9,952             10,388
  Other non-current liabilities ..........................................          404                346                406
                                                                              ---------          ---------          ---------
Total liabilities ........................................................      161,090             66,043             50,257
Commitments and contingencies (Note 14)
Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 34,299,999, 33,234,525, and 33,199,517 shares
    outstanding at December 31, 2000, December 31,
    1999, and June 30, 1999, respectively ................................           14                 13                 13
  Additional paid-in capital .............................................      152,658            146,040            146,011
  Receivables from stockholders ..........................................       (1,498)            (1,498)            (1,498)
  Retained earnings ......................................................       59,923             90,873             85,488
                                                                              ---------          ---------          ---------
                                                                                211,097            235,428            230,014
  Treasury stock, 276,500, 360,141 and 394,649 shares
  (at cost) at December 31, 2000, December 31, 1999 and June 30, 1999
  respectively ...........................................................       (2,950)            (3,694)            (3,991)
                                                                              ---------          ---------          ---------
Total stockholders' equity ...............................................      208,147            231,734            226,023
                                                                              ---------          ---------          ---------
Total liabilities and stockholders' equity ...............................    $ 369,237          $ 297,777          $ 276,280
                                                                              =========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                              HYPERCOM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED      SIX MONTHS ENDED
                                                            DECEMBER 31,       DECEMBER 31,             YEARS ENDED JUNE 30,
                                                                2000               1999               1999               1998
                                                             ---------          ---------          ---------          ---------
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue ............................................     $ 327,560          $ 149,282          $ 261,515          $ 257,227
Costs and expenses:
  Costs of revenue .....................................       212,156             81,177            141,831            130,475
  Research and development .............................        41,039             19,637             30,249             23,495
  Selling, general and administrative ..................        97,408             43,505             74,772             72,506
  Non-cash compensation ................................            --                 --                 --             10,963
                                                             ---------          ---------          ---------          ---------
Total costs and expenses ...............................       350,603            144,319            246,852            237,439
                                                             ---------          ---------          ---------          ---------
Income (loss) from operations ..........................       (23,043)             4,963             14,663             19,788
Interest income ........................................         1,919              2,355              5,888              4,435
Interest and other expense .............................        (4,752)            (1,155)            (1,228)            (2,155)
Interest expense -- related party ......................            --                 --                 --               (446)
Foreign currency loss ..................................        (1,867)              (392)            (6,757)            (1,760)
Loss from investment in equity affiliate ...............        (9,855)                --                 --                 --
                                                             ---------          ---------          ---------          ---------
Income (loss) before income taxes ......................       (37,598)             5,771             12,566             19,862
(Provision) benefit for income taxes ...................         6,648               (386)            (3,393)            (5,873)
                                                             ---------          ---------          ---------          ---------
Net income (loss) ......................................     $ (30,950)         $   5,385          $   9,173          $  13,989
                                                             =========          =========          =========          =========
Net income (loss) per share:
  Basic earnings (loss) per share ......................     $   (0.91)         $    0.16          $    0.28          $    0.46
                                                             =========          =========          =========          =========
  Weighted average basic common shares .................        34,184             33,232             33,148             30,215
                                                             =========          =========          =========          =========
  Diluted earnings (loss) per share ....................     $   (0.91)         $    0.16          $    0.27          $    0.44
                                                             =========          =========          =========          =========
  Weighted average diluted common
     shares ............................................        34,184             34,446             34,428             31,830
                                                             =========          =========          =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                              HYPERCOM CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK                    ADDITIONAL           RECEIVABLES
                                          -------------------------------           PAID-IN                 FROM
                                            SHARES               BALANCE             CAPITAL           STOCKHOLDERS
                                          ----------          -----------         -----------          ------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Balance as of June 30, 1997 ....          25,000,000          $         4         $       965          $    (2,401)
  Issuance of common stock .....           8,500,000                    9             127,491                   --
  Costs of public offering .....                  --                   --              (1,768)                  --
  Reclassification of redeemable
    common stock ...............                  --                   --              18,506                   --
  Exercise of options ..........              38,625                   --                 247                   --
  Payment of advances to
    stockholders ...............                  --                   --                  --                2,276
  Advances to stockholders .....                  --                   --                  --               (1,373)
  Acquisition of investee ......              10,000                   --                 160                   --
  Net income ...................                  --                   --                  --                   --
                                         -----------          -----------         -----------          -----------
Balance as of June 30, 1998 ....          33,548,625                   13             145,601               (1,498)
  Purchase of treasury stock ...            (587,700)                  --                  --                   --
  Issuance of common stock .....              45,541                   --                 410                   --
  Issuance of treasury stock ...             189,301                   --                  --                   --
  Exercise of options ..........               3,750                   --                  --                   --
  Net income ...................                  --                   --                  --                   --
                                         -----------          -----------         -----------          -----------
Balance as of June 30, 1999 ....          33,199,517                   13             146,011               (1,498)
  Issuance of treasury stock ...              34,508                   --                  24                   --
  Exercise of options ..........                 500                   --                   5                   --
  Net income ...................                  --                   --                  --                   --
                                         -----------          -----------         -----------          -----------
Balance as of December 31, 1999           33,234,525                   13             146,040               (1,498)
  Issuance of common stock .....             432,871                   --               4,000                   --
  Issuance of treasury stock ...              83,641                   --                  22                   --
  Exercise of options ..........             548,962                    1               2,596                   --
  Net (loss) ...................                  --                   --                  --                   --
                                         -----------          -----------         -----------          -----------
Balance as of December 31, 2000           34,299,999          $        14         $   152,658          $    (1,498)
                                         ===========          ===========         ===========          ===========

                                                                                       TOTAL
                                            RETAINED            TREASURY           STOCKHOLDERS'
                                            EARNINGS              STOCK               EQUITY
                                          -----------         -----------          -----------
Balance as of June 30, 1997 ....          $    62,326         $        --          $    60,894
  Issuance of common stock .....                   --                  --              127,500
  Costs of public offering .....                   --                  --               (1,768)
  Reclassification of redeemable
    common stock ...............                   --                  --               18,506
  Exercise of options ..........                   --                  --                  247
  Payment of advances to
    stockholders ...............                   --                  --                2,276
  Advances to stockholders .....                   --                  --               (1,373)
  Acquisition of investee ......                   --                  --                  160
  Net income ...................               13,989                  --               13,989
                                          -----------         -----------          -----------
Balance as of June 30, 1998 ....               76,315                  --              220,431
  Purchase of treasury stock ...                   --              (5,396)              (5,396)
  Issuance of common stock .....                   --                  --                  410
  Issuance of treasury stock ...                   --               1,369                1,369
  Exercise of options ..........                   --                  36                   36
  Net income ...................                9,173                  --                9,173
                                          -----------         -----------          -----------
Balance as of June 30, 1999 ....               85,488              (3,991)             226,023
  Issuance of treasury stock ...                   --                 297                  321
  Exercise of options ..........                   --                  --                    5
  Net income ...................                5,385                  --                5,385
                                          -----------         -----------          -----------
Balance as of December 31, 1999                90,873              (3,694)             231,734
  Issuance of common stock .....                   --                  --                4,000
  Issuance of treasury stock ...                   --                 744                  766
  Exercise of options ..........                   --                  --                2,597
  Net (loss) ...................              (30,950)                 --              (30,950)
                                          -----------         -----------          -----------
Balance as of December 31, 2000           $    59,923         ($    2,950)         $   208,147
                                          ===========         ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              HYPERCOM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED    SIX MONTHS ENDED
                                                                     DECEMBER 31,      DECEMBER 31,          YEARS ENDED JUNE 30,
                                                                         2000               1999           1999            1998
                                                                      ---------          ---------      ---------       ---------
                                                                                          (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss) .............................................     $ (30,950)         $   5,385      $   9,173       $  13,989
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
  Non-cash compensation expense .................................            --                 --             --          10,963
  Depreciation/amortization .....................................        13,239              4,550          6,566           4,164
  Bad debt expense (credit) .....................................         2,732                (24)         1,386           2,972
  Deferred components of direct-finance leases ..................        (2,285)                --             --              --
  Provision for losses on direct-finance leases .................        11,681                 --             --              --
  Provision (credit) for excess and obsolete
    inventory ...................................................         3,170               (281)         2,925           2,510
  Loss from investment in equity affilliate .....................         9,855                 --             --              --
  Foreign currency loss .........................................         1,867                392          6,757           1,760
  Deferred income tax benefit ...................................        (7,385)            (3,009)        (1,446)         (5,153)
  Other .........................................................           100                121             --             134
(Increase) decrease in:
  Accounts receivable ...........................................       (24,387)            (6,694)        (9,837)        (16,102)
  Inventories ...................................................        (1,826)           (15,134)         4,940          (6,617)
  Prepaid taxes .................................................         2,408               (283)        (1,932)          3,281
  Prepaid expenses and other current assets .....................        (1,230)            (3,537)        (4,567)         (1,351)
  Other assets ..................................................        (6,050)              (567)        (6,767)             --
Increase (decrease) in:
  Accounts payable ..............................................         3,291             10,065         (6,647)         (5,272)
  Accrued liabilities ...........................................         1,886              4,781         (2,421)          2,625
  Deferred revenue ..............................................        (2,380)               584          3,216          (7,782)
  Income taxes payable ..........................................           895                (54)            25             150
  Other liabilities .............................................           142                 --             --              --
                                                                      ---------          ---------      ---------       ---------
    Net cash (used in) provided by operating
      activities ................................................       (25,227)            (3,705)         1,371             271
Cash flows from investing activities:
  Advances to and investment in equity affiliate and
    related parties .............................................        (2,005)            (5,000)            --              --
  Repayments from related parties ...............................            --                 --            294              --
  Notes receivable ..............................................            --                 --         (3,900)             --
  Payments received on notes receivables ........................         1,269                563            723              --
  Principal payments received on direct-finance leases...........        10,019                 --             --              --
  Funding of direct-finance leases ..............................       (42,310)                --             --              --
  Acquisition of controlling interest in subsidiaries,
    net of cash acquired ........................................       (24,134)            (3,600)        (9,279)           (500)
  Acquisition of other assets ...................................        (2,710)            (1,510)        (2,068)             --
  Proceeds from disposal of property, plant and equipment .......            91                149            438             120
  Purchase of property, plant and equipment .....................       (13,847)            (8,969)       (12,768)        (10,023)
  Purchase of marketable securities .............................          (935)           (18,567)      (247,399)       (242,164)
  Proceeds from maturity of marketable securities ...............        34,782             29,865        252,000         189,559
                                                                      ---------          ---------      ---------       ---------
    Net cash used in investing activities .......................       (39,780)            (7,069)       (21,959)        (63,008)
Cash flows from financing activities:
  Proceeds of bank notes payable and other debt instruments .....       216,480             35,238         72,837          65,795
  Repayment of bank notes payable and other debt instruments ....      (167,234)           (35,346)       (66,465)        (89,266)
  Advances to stockholders ......................................            --                 --             --          (1,373)
  Payment of advances to stockholders ...........................            --                 --             --           2,276
  Proceeds from issuance of common stock ........................         3,363                326            746         127,747
  Purchase of treasury stock ....................................            --                 --         (5,396)             --
  Stock offering costs ..........................................            --                 --             --          (1,768)
                                                                      ---------          ---------      ---------       ---------
    Net cash provided by financing activities ...................        52,609                218          1,722         103,411
Effect of exchange rate changes .................................          (687)               (78)           (66)         (1,333)
                                                                      ---------          ---------      ---------       ---------
Net increase (decrease) in cash .................................       (13,085)           (10,634)       (18,932)         39,341
Cash and equivalents, beginning of period .......................        26,093             36,727         55,659          16,318
                                                                      ---------          ---------      ---------       ---------
Cash and equivalents, end of period .............................     $  13,008          $  26,093      $  36,727       $  55,659
                                                                      =========          =========      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                              HYPERCOM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. DESCRIPTION OF BUSINESS

    Hypercom Corporation (with its subsidiaries, the "Company") is a single-source global provider of end-to-end electronic payment solutions, including card payment terminals, peripherals, network products, software and e-commerce payment solutions that add value at the point-of-sale (POS) for consumers, merchants and acquirers, as well as providing direct financing lease funding for POS equipment.

    The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company's sales and support offices located in the United Kingdom, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through the Company's subsidiaries in Brazil, Mexico, Chile, Argentina and Venezuela; however, certain manufacturing operations exist in Brazil. The Company's primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/Pacific operations are also engaged in product development and product distribution through the Company's subsidiaries or business units in Singapore, Hong Kong and Australia.

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

    The following table presents certain financial information for the twelve months ended December 31, 2000 and 1999, and the six months ended December 31, 1999 and 1998, respectively (dollars in thousands, except per share amounts):

                                            TWELVE MONTHS ENDED         SIX MONTHS ENDED
                                                DECEMBER 31,                DECEMBER 31,
                                          -----------------------    -----------------------
                                            2000          1999         1999            1998
                                          --------      ---------    --------        -------
                                                       (UNAUDITED)                  (UNAUDITED)
Revenues.............................     $327,560      $274,220     $149,282        $136,577
Gross profit.........................     $115,404      $120,096     $ 68,105        $ 67,693
Income (loss) before income tax......     $(37,598)     $    425     $  5,771        $ 17,912
(Provision) benefit for income taxes.     $  6,648      $  1,774     $   (386)       $ (5,553)
Net income (loss)....................     $(30,950)     $  2,199     $  5,385        $ 12,359
Diluted earnings (loss) per share....     $  (0.91)     $   0.06     $   0.16        $   0.36
Weighted average common shares.......       34,184        34,436       34,446          34,549

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

    The foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Their local currency financial statements are re-measured as follows: monetary assets and liabilities at year-end exchange rates, and inventories, property and non-monetary assets and liabilities at historical rates. During the year ended December 31, 2000, the six month period ended December 31, 1999 and the years ended June 30, 1999 and 1998, the Company recorded net gains (losses) on re-measurement of approximately ($2,785,000), $81,000, ($5,275,000) and ($2,084,000),
respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately $918,000, ($473,000), ($1,482,000) and $324,000, respectively. These amounts are included in the results of operations.

Cash and Cash Equivalents

    The Company considers all investment instruments with a remaining maturity of three months or less when purchased, to be cash equivalents.

Marketable Securities

    Management determines the appropriate classification of its investments in tradeable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gain and losses, net of tax, reported in a separate component of stockholders' equity, if material. Cost is determined based on specific identification. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year. Securities with a maturity date within one year are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year are classified as Long-Term Marketable Securities.

Fair Value of Financial Instruments

    The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term marketable securities is determined based on quoted market prices. The fair value of direct financing leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments. The Corporation does not acquire, hold, or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company's core business activities. The Company's only significant foreign currency contracts are a three month and a six month forward contract for the Brazilian Real which matured on January 14, 2001. The U.S. dollar amount of the contracts is approximately $13.8 million. At December 31, 2000, the total receivable recorded under all such contracts was approximately $309,000.

Inventories

    Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out ("FIFO") costs. Reserves for estimated excess and/or obsolete inventory are established on a part level basis and netted against the related inventory item.

Investment in Equity Affiliates

    The Company uses the equity method of accounting for restricted share investments held in entities for which it holds greater than 20% equity interest yet does not have financial control as defined by SFAS No. 94. Under this method the Company will record its proportionate share of the operating results of the investee.

    At December 31, 1999, the first such investment was made by contribution of certain assets and intellectual property with a net book value of $776,000 and through an advance of funds totaling $5,000,000 to Cirilium Corporation. In addition, in the quarter ended June 2000, the Company contributed certain foreign assets with a net book value of $229,000 to Cirilium Corporation.

    The advance is in the form of a 8.5% note receivable due the earlier of December 10, 2002, a qualifying initial public offering, the sale of more than 50% of the voting stock of Cirilium or the merger of Cirilium into another Corporation. There is no proportionate share of operating results in Cirilium as of December 31, 1999, as Cirilium effectively commenced operations on January 3, 2000.

    The Company reported its initial 45% investment in Cirilium on the equity method and reported a loss of $9,855,000 for the year ended December 31, 2000. During the quarter ended September 30, 2000, as a result of continuing losses by Cirilium, the Company fully reserved operating advances made to Cirilium and also established a 100% reserve on all inventory dedicated to Cirilium production. The total of the charges related to these actions, which are included in the $9,855,000 loss, amounted to $4,100,000. Accordingly, as of December 31, 2000, the Company has no remaining basis in this investment. In addition, as a result of an investment during the third quarter of year 2000 by Cirilium's CEO, the Company's interest was diluted to less than 20% and it has discontinued accounting for its investment under the equity method.

Capitalized Software

    Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("SFAS No. 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company's historical product development process was such that technological feasibility was established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product was ready for initial shipment were not historically significant. Accordingly, prior to fiscal year 1999 all software development costs were expensed as incurred and included in research and development costs. However, due to a change in certain software development documentation during the fiscal year ended June 30, 1999, certain software development costs required capitalization. The amounts capitalized in the year ended December 31, 2000, the six month period ended December 31, 1999 and in the year ended June 30, 1999, were approximately $2.5 million, $1.5 million and $2.0 million, respectively. The Company amortizes capitalized software development costs once the product is available for sale over a period of 3 years.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

         Building..............................        30-40 years
         Computer equipment and software ......        3-5 years
         Machinery and equipment...............        5-7 years
         Furniture and fixtures................        5-7 years
         Leasehold improvements................        2-15 years

Goodwill

    Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired, and is being amortized on a straight-line basis over periods ranging from 5 to 20 years. The carrying value of goodwill is evaluated if the facts and circumstances, such as significant declines in sales, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. The evaluation is based on the projected undiscounted cash flows of the acquired operation over the remaining useful life of the related goodwill. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related goodwill an impairment is recognized for the excess of the carrying amount over fair value. Fair value is determined based on projected discounted cash flows using current market interest rates. The evaluation necessarily involves significant management judgement. No impairment has been indicated to date.

Intangible assets

    Intangible assets represent capitalized software costs, acquired customer lists, work force and covenants not to compete, and are being amortized on a straight-line basis over periods ranging from 3 to 7.5 years.

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

Revenue Recognition

    The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and ; (iv) collectibility is reasonably probable.

    The Company generally recognizes product revenue, including sales to distributors, upon shipment of product. Revenue from service obligations is recognized over the lives of the contracts. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones.

    The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

    The Company has a contract in which it provides a warranty to the customer during the third party installation period. If the product does not function properly during this period, the Company is obligated to repair it. At initiation of this contract, the Company recognized revenue at the end of the installation period due to its lack of history with the customer and contract, and resulting inability to estimate warranty costs. During the year ended June 30, 1999, the Company began recognizing revenue upon shipment for this contract based on the history provided by a large number of sales and its resulting ability to accurately estimate such warranty costs. This change resulted in incremental revenues of $4.4 million for the year ended June 30, 1999. During the year ended December 31, 2000, the six-month period ended December 31, 1999 and the fiscal year 1999, revenues recognized under this contract totaled $6.8 million, $4.2 million and $11.7 million respectively.

Stock-Based Compensation

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations, provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS No. 123, had been applied.

    The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations, and has provided the required pro forma disclosures.

Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              YEAR ENDED     SIX MONTHS ENDED       YEARS ENDED
                                                             DECEMBER 31,      DECEMBER 31,           JUNE 30,
                                                                 2000              1999           1999       1998
                                                               --------          -------        --------   --------
                       NUMERATOR -- BASIC AND DILUTED
                         EPS:
                       Net income (loss)..............         $(30,950)         $ 5,385        $  9,173   $ 13,989
                                                               ========          =======        ========   ========
                       Denominator -- Basic EPS:
                       Weighted average common shares
                         outstanding..................           34,184           33,232          33,148     30,215
                                                               ========          =======        ========   ========
                       Basic earnings (loss) per share         $  (0.91)         $  0.16        $   0.28   $   0.46
                                                               ========          =======        ========   ========
                       DENOMINATOR -- DILUTED EPS:
                       Denominator -- Basic EPS.......           34,184           33,232          33,148     30,215
                       Effect of dilutive
                         securities -- common stock
                         options......................              ---            1,214           1,280      1,615
                                                               --------          -------        --------   --------
                       Weighted average diluted common
                         shares outstanding...........           34,184           34,446          34,428     31,830
                                                               ========          =======        ========   ========
                       Diluted earnings (loss) per share       $  (0.91)         $  0.16        $   0.27   $   0.44
                                                               ========          =======        ========   ========

    Weighted average shares issuable upon the exercise of stock options which are not included in the calculation of diluted earnings

(loss) per share because they were anti-dilutive amounted to 1,711,817 for the year ended December 31, 2000.

Treasury Stock

    In June 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of the Company's stock. Shares repurchased under this authorization were used to offset dilution caused by the Employees Stock Purchase Plan and Stock Option Plan. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. When treasury shares are issued, the Company uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of paid in capital. Any excess of reissue price over repurchase cost is treated as an increase to paid in capital.

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

New Pronouncements

    In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("FAS 137"), which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No 133." This statement amended certain provisions of FAS 133. Accordingly, the Company will adopt FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. Management is evaluating what effect this statement may have on the Company's financial statements.


3. CONCENTRATIONS OF CREDIT AND OTHER RISKS

Financial Instruments

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term marketable securities.

    The Company's cash and cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company, in the normal course of business, maintains balances in excess of the Federal Deposit Insurance Corporation's insurance limit. The balance in excess of the insurance limit at December 31, 2000, December 31, 1999 and June 30, 1999 was approximately $4.7 million, $7.7 million and $1.5 million, respectively. The Company also maintains balances in foreign banks that are used for current operations of subsidiaries located abroad. Foreign deposits that are uninsured amounted to approximately $10.7 million, $10.7 million and $12.5 million as of December 31, 2000, December 31, 1999 and June 30, 1999, respectively.

    The Company's accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary.

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

International Operations

    The Company's international business is an important contributor to the Company's net revenue and operating results. However, the majority of the Company's international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of the Company's overseas offices are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates.

    The Company conducts manufacturing operations in Brazil and China. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

    As of December 31, 2000, the Company maintained significant accounts receivable balances in the Asia Pacific and Latin America regions, which are subject to the economic risks inherent to those regions.

4. MARKETABLE SECURITIES

    As of December 31, 2000, December 31, 1999 and June 30, 1999, the difference between amortized cost and fair market value of the Company's marketable securities and long-term marketable securities was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The Company's municipal bonds and corporate notes have maturities that range from three months to two years. As of December 31, 2000, December 31, 1999 and June 30, 1999, marketable securities consist of the following (dollars in thousands):


                                                      DECEMBER 31,  DECEMBER 31,  JUNE 30,
                                                          2000          1999        1999
                                                        -------       -------     -------
            Municipal bonds and government
            securities............................      $   878       $ 3,702     $  8,053
            Corporate bonds.......................        1,232         5,554        8,443
            Commercial paper......................           --        10,843       10,235
            Mutual funds..........................           --         2,916          --
                                                         ------       -------     -------
              Total marketable securities.........      $ 2,110       $23,015     $ 26,731
                                                        =======       =======     ========
            Municipal bonds and government
            securities............................          161         7,903       13,070
            Corporate bonds.......................          659         5,859        8,274
                                                        -------       -------     --------
              Total long-term marketable securities     $   820       $13,762     $ 21,344
                                                        =======       =======     ========

5. NET INVESTMENT IN DIRECT FINANCING LEASES

    The Company's net investment in direct financing leases consists of lease contracts receivable, plus the estimated unguaranteed residual value of the equipment at the lease termination date, plus initial direct costs less unearned income. Lease contracts receivable represents the total rent to be received over the term of the lease reduced by rent already collected. Estimated unguaranteed residual value of the equipment at the lease termination date represents an estimate, using industry standards, of the fair value of the leased equipment at lease termination. Initial direct costs (IDC) represent those costs incurred to originate the leases and consist primarily of salaries and associated general and administrative costs of those personnel directly involved in lease origination activities. IDC are amortized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Unearned income is the amount by which the original sum of the lease contract receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

    Interest expense associated with the debt incurred to fund direct financing leases and provisions for uncollectible minimum lease payments receivable and any estimated residual value, net of recoveries, are recorded in costs of revenue in the accompanying statements of operations. Interest expense included in the costs of revenue amounted to $4.9 million for the year ended December 31, 2000.

    Net investment in direct financing leases consist of the following (dollars in thousands):

                                                                       DECEMBER 31, 2000
                                                                       -----------------
                         Lease contracts receivable                       $76,306
                         Allowance for uncollectible lease payments
                             and unguaranteed residual value               (2,124)
                         Estimated unguaranteed residual value             16,117
                         Initial direct costs                               3,594
                         Unearned income                                  (31,768)
                                                                          -------
                                   Net investment                         $62,125
                                                                          =======

    Minimum rentals on the direct financing leases are contractually due as follows (dollars in thousands):


             YEARS ENDING DECEMBER 31,
             2001....................................     $ 26,912
             2002....................................       24,555
             2003....................................       17,271
             2004....................................        6,735
             2005....................................          833
                                                          --------
                                                          $ 76,306
                                                          ========

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, marketable securities, net investment in direct financing leases and long-term debt. As of December 31, 2000, December 31, 1999, and June 30, 1999 the fair value (see note 2) of these financial instruments approximated the respective carrying values.


7. INVENTORIES

    Inventories consist of the following (dollars in thousands):


                               DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                   2000          1999           1999
                                 -------       -------        -------
           Purchased parts....   $29,744       $31,827        $20,308
           Work in process....     7,256         5,581          5,249
           Finished goods.....    33,358        35,489         31,925
                                 -------       -------        -------
                                 $70,358       $72,897        $57,482
                                 =======       =======        =======

8. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following (dollars in thousands):


                                              DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                                  2000           1999          1999
                                               ---------      ---------     ---------
         Land and improvements.........        $   4,701      $   4,701     $   4,664
         Building......................           17,327         14,637        10,791
         Computer equipment and software          16,742         13,316        12,057
         Machinery and equipment.......           18,794         12,039        11,806
         Furniture and fixtures........            5,865          5,607         4,224
         Leasehold improvements........            2,994          1,786         1,710
                                               ---------      ---------     ---------
                                                  66,423         52,086        45,252
         Less accumulated depreciation.          (24,259)       (16,575)      (14,496)
                                               ----------     ---------     ---------
                                               $  42,164      $  35,511     $  30,756
                                               =========      =========     =========

    Depreciation expense was $8.3 million, $3.2 million, $5.5 million and $4.1 million for the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998, respectively.

9. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (dollars in thousands):


                                                            DECEMBER 31,       DECEMBER 31,         JUNE 30,
                                                                2000               1999               1999
                                                             ---------          ---------          ---------
Floating Rate Option note payable to Bank One,
  Arizona; payable in semi-annual
  installments plus interest at a variable
  rate, due April 1, 2019;
  collateralized by unconditional,
  irrevocable, direct pay letter of credit ...........       $   9,845          $  10,086          $  10,220
Revolving credit agreement, ("the Credit
 Agreement") interest at Company's Option of
 prime or LIBOR based rates payable monthly,
 due August 2002 ...................................            48,957                 --                 --
Receivables purchase agreement, ("the
 Conduit") interest at Company's option of
 prime or LIBOR based rates payable monthly,
 due August 2001 ...................................            23,030                 --                 --
Note payable to Tokyo Leasing, interest at 285 basis
 points over US Treasury yield
 payable monthly, expired December 31, 2000
 (see Note 20) .....................................             4,750                 --                 --
Note payable to Webster Bank, interest at
 Company's option of prime or LIBOR based
 rates, due in June 2001 ...........................             4,402                 --                 --
Note payable to third party, collateralized
 by building in Brazil, payable in 51
 installments including interest at 11.5%
 plus a variable inflation rate factor,
 matures February 2005 .............................             2,079                 --                 --
Note payable to Dao Heng Bank, collateralized by
 building, payable in 84 equal monthly installments
 including interest at the
 bank's prime rate minus 1% per annum,
 matures December 2007 .............................             1,615                 --                 --
Note payable to stockholder (see Note 15) ..........             1,500                 --                 --
Lease payable to Banc One Leasing,
 collateralized by equipment, payable in 48
 equal monthly installments including
 interest at 8.62%, matures June 2004 ..............             1,456                 --                 --
Note payable to Bank One Arizona,
 collateralized by equipment, payable in 35
 equal monthly installments including
 interest at 9.75%, matures September 2003 .........               990                 --                 --
Note payable to Brazilian bank,
 collateralized by $1.0 million letter of
 credit, interest at 18.7%, due May 23, 2001 .......               919                 --                 --
Other capital leases ...............................               491                744                658
Other debt .........................................               357                 --                 --
                                                             ---------          ---------          ---------
                                                               100,391             10,830             10,878
Current portion of long-term debt ..................           (84,036)              (878)              (490)
                                                             ---------          ---------          ---------
Long-term debt .....................................         $  16,355          $   9,952          $  10,388
                                                             =========          =========          =========

    In connection with the floating rate option note, the related letter of credit is subject to renewal on April 1, 2006. If the letter of credit is not renewed, the entire remaining principal balance will become due and payable. The letter of credit is collateralized by land and buildings. The Company is required to make increasing monthly deposits of $18,490 up to $81,752 over the life of the note into a sinking fund to provide periodic repayment of the notes. The Company has entered into an interest rate swap agreement to fix the effective interest rate at 7.895%. The interest rate swap agreement matures at the time the related note matures. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counter-parties.

    In August 2000, the Company entered into a $60 million revolving credit agreement ("Credit Agreement") provided by a syndicate of banks, including Bank One, expiring in August 2002. At the Company's option, the facility bears interest at either prime or LIBOR based rates payable on a monthly basis. The loan agreement is collateralized by domestic trade receivables, inventories and marketable securities. Concurrent with this agreement, the Company also entered into a $50 million Receivables Purchase Agreement (the "Conduit") that allows the Company to borrow against certain lease receivables generated through its wholly owned subsidiary, Golden Eagle Leasing. This agreement expires in August 2001, and at the Company's option, bears interest at either prime or LIBOR based rates, payable monthly. These agreements replaced the prior revolving lines of credit with Bank One.

    The Company has a $10 million loan agreement with Webster Bank that expires in June 2001. The loan bears interest at either prime or LIBOR based rates, payable on a monthly basis. Additionally, the Company has a $20 million loan agreement with Tokyo Leasing that bears interest at 285 basis points over US Treasury yield, payable monthly. This loan agreement expired on December 31, 2000 (see Note 20). These loan agreements are collateralized by certain lease receivables of Golden Eagle Leasing.

    At December 20, 2000, the Company had the following letter of credit facility and letters of credit available:

         $5 million letter of credit facility issued by a bank to collateralize certain obligations to third parties for the purchase of inventory. The letters of credit drawn on this facility have a term of 180 days and bear interest at the bank's prime rate. The facility itself expires on December 31, 2001. There were no letters of credit outstanding on this facility as of December 31, 2000.

         $10 million letter of credit issued by a bank to collateralize any unpaid duties and taxes relative to the Company's importation activities in China. Amounts drawn against this letter of credit bear interest at the bank's prime rate. The letter of credit expires on December 31, 2001. There were no amounts outstanding on this letter of credit as of December 31, 2000.

         $3.85 million letter of credit issued by a bank to cover a performance bond requirement from a contractual sale agreement in Brazil. Amounts drawn against this letter of credit bear interest at the bank's prime rate. The letter of credit expires on November 30, 2003. There were no amounts outstanding on this letter of credit as of December 31, 2000.

         $1.0 million letter of credit issued by a bank to cover a good faith deposit required by the government of Brazil. Amounts drawn against this letter of credit bear interest at the bank's prime rate. The letter of credit expires on June 25, 2001. There were no amounts outstanding on this letter of credit as of December 31, 2000, although this letter of credit serves as collateral for a note payable to a Brazilian bank.

    All loan agreements contain various restrictions on the Company, including a prohibition on declaring or paying dividends, limitations on the incurrence of additional debt, and restrictions on the Company's ability to consolidate or merge into any other entity. The Credit Agreement, Conduit and Webster Bank loan agreement also contain certain financial covenants, including a minimum tangible net worth requirement, interest coverage and funded debt to EBITDA ratios. The Conduit contains financial covenants relating to delinquencies and other financial operating measurements.

    As of December 31, 2000 the Company was not in compliance with certain covenants of the Credit Agreement, the Conduit and Webster loan agreement, as well as delinquency restrictions under the Conduit. Such defaults created cross-defaults under the Tokyo Leasing loan agreement. Consequently the balance outstanding under these agreements, which amounts to $81.1 million, has been classified as current debt at December 31, 2000. The majority of such debt is subject to a forbearance agreement (see Note 20).

    The aggregate principal payments due on long-term debt are as follows (dollars in thousands):

              YEARS ENDING DECEMBER 31,
              -------------------------
              2001.......................       $84,036
              2002.......................         3,590
              2003.......................         1,851
              2004.......................         1,339
              2005.......................           598
              Thereafter.................         8,977
                                               --------
                                               $100,391
                                               ========

10. INCOME TAXES

    Income (loss) before income taxes consists of the following (dollars in thousands):

                                                                SIX                FISCAL
                                              YEAR  ENDED   MONTHS ENDED        YEARS ENDED
                                               DECEMBER 31,  DECEMBER 31,         JUNE 30,
                                                   2000         1999          1999      1998
                                                 --------      -------      -------   --------
           Income (loss) before income taxes:
             United States................       $(29,039)     $(2,482)     $ 13,702  $ 21,149
             Foreign......................         (8,559)       8,253        (1,136)   (1,287)
                                                 --------      -------      --------  --------
                                                 $(37,598)     $ 5,771      $ 12,566  $ 19,862
                                                 =========     =======      ========  ========

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):


                                                   DECEMBER 31,      DECEMBER 31,       JUNE 30,
                                                      2000              1999              1999
                                                    --------          --------          --------
Deferred tax assets, current:
  Inventory valuation and reserves ........         $  7,000          $  2,196          $  2,471
  Compensation accruals ...................            6,255             7,599             7,437
  Allowance for doubtful accounts .........            1,923               195               662
  Other ...................................               --               982               860
  Valuation allowance .....................           (2,232)               --                --
                                                    --------          --------          --------
     Deferred tax assets, current .........         $ 12,946          $ 10,972          $ 11,430
                                                    ========          ========          ========
Deferred tax assets (liabilities),
non-current:
  Tax loss carry forwards .................         $  6,634          $  4,772          $  2,384
  Property, plant and equipment ...........             (917)             (874)           (1,035)
  Other ...................................            3,307              (285)           (1,203)
                                                    --------          --------          --------
     Net deferred tax assets, non-current..         $  9,024          $  3,613          $    146
                                                    ========          ========          ========

    The components of income tax expense (benefit) are as follows (dollars in thousands):

                                                          FISCAL
                                          SIX           YEARS ENDED
                      YEAR ENDED      MONTHS ENDED        JUNE 30,
                      DECEMBER 31,    DECEMBER 31,        --------
                         2000             1999        1999      1998
                       --------         -------     --------   --------
          Current:
            Federal    $      8         $   --      $  3,584   $  8,473
            State..           9              12          277      1,239
            Foreign         720           3,383          978      1,314
                       ---------        -------     --------   --------
                            737           3,395        4,839     11,026
          Deferred:
            Federal      (7,409)         (1,503)         (35)    (3,810)
            State..        (775)           (250)          (5)      (653)
            Foreign         799          (1,256)      (1,406)      (690)
                       ---------        -------     --------   --------
                         (7,385)         (3,009)      (1,446)    (5,153)
                       ---------        -------     --------   --------
                       $ (6,648)        $   386     $  3,393   $  5,873
                       =========        =======     ========   ========

    Consolidated income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income taxes before income
(loss) as shown below:

                                                                       SIX                    FISCAL
                                                  YEAR  ENDED      MONTHS ENDED             YEARS ENDED
                                                  DECEMBER 31,     DECEMBER 31,               JUNE 30,
                                                                                      -----------------------
                                                      2000             1999             1999             1998
                                                    ------           ------           ------           ------
Tax expense (benefit) at the federal
statutory rate ............................          (35.0%)           35.0%            35.0%            35.0%
State income taxes (benefit), net of
federal income tax effect .................           (2.0)            (2.7)             1.4              4.1
Foreign taxes attributable to foreign
operations less than federal statutory rate           12.0            (13.2)            (3.2)            (2.5)
Research and experimentation credit .......           (5.3)           (12.4)            (9.0)            (4.5)
Foreign sales corporation .................             --               --             (2.2)            (7.0)
Tax exempt interest .......................             --             (0.5)            (3.5)            (1.4)
Translation loss ..........................            1.5               --             11.8              9.1
Change in valuation allowance .............            5.9               --               --               --
Capital loss from investment in equity
affiliate .................................            0.9               --               --               --
Other .....................................            4.3              0.5             (3.4)            (3.2)
                                                    ------           ------           ------           ------
Effective tax rate ........................          (17.7%)            6.7%            26.9%            29.6%
                                                    ======           ======           ======           ======

    As of December 31, 2000 and 1999 and June 30, 1999 and 1998, the Company had not provided deferred income tax benefits on cumulative losses of certain individual international subsidiaries of $27,118,000, $28,108,000, $29,200,000 and $5,620,000, respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $5,424,000, $5,622,000, $7,855,000 and $1,663,000, respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in its various international jurisdictions. As a result of certain employment actions and capital investments undertaken by Hypercom, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2005.

     During the year ended December 31, 2000 the Company provided a valuation reserve of $2.2 million on its deferred tax assets relating to a portion of the compensation accrual that it estimates is not likely of being recovered when it becomes deductible.

11. PROFIT SHARING PLANS

    The Company has a 401(k) profit sharing plan, which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the year ended December 31, 2000, the six-month period ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998, was approximately $1,119,000, $439,000, $867,000 and $36,000 respectively.

    Beginning with fiscal year 1999, the Company has paid a matching contribution each pay period of 50% of the employee's contributions, up to 6% of employee's compensation, to the Federal limit of $10,500 per calendar year.

12. STOCKHOLDERS' EQUITY

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

Stock Options and Non-cash Compensation

    In connection with an officer's employment agreement (the "Agreement"), as amended, the Company provided for stock options to be granted to an officer equal to 1.0% of the outstanding common shares of the Company as of June 30, 1992, 1993 and 1994 with exercise prices equal to the fair market values defined by a net income formula in the Agreement ("Defined Fair Market Value") at the respective dates. The options are exercisable as of July 1, 1995, 1996 and 1997, respectively, and remain exercisable for 10 years from these dates. The Agreement also provides for additional stock options immediately exercisable to purchase 1.0% of the outstanding common stock of the Company on January 1, 1994 and 1995 with an exercise price equal to the Defined Fair Market Value as of the respective dates; the options remain exercisable for 10 years. In accordance with variable plan accounting, compensation expense of

$10,963,000 was recognized for the year ended June 30, 1998. No compensation expense was recognized for the year ended December 31, 2000, the six month period ended December 31, 1999 or the year ended June 30, 1999.

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

    During fiscal 1997, the Company's board of directors approved the Hypercom Corporation Long-Term Incentive Plan (the "1997 Plan") which allocates 5,000,000 shares of common stock for issuance at the Company's discretion. The 1997 Plan authorizes issuance of "incentive stock options" (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board of Directors (generally over five years) and expire ten years after the date of grant.

    In July 2000, the Company's Board of Directors approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (the "2000 Plan") which allocates 5,000,000 shares of common stock for issuance at the Company's discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board of Directors, and expire after a period determined by the Board of Directors.

    A summary of the Company's stock option activity and related information follows:


                                    YEAR ENDED           SIX MONTHS ENDED                     YEARS ENDED JUNE 30,
                                                                                              --------------------
                                 DECEMBER 31, 2000       DECEMBER 31, 1999             1999                    1998
                              ----------------------  ----------------------  ----------------------  ---------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                SHARES      AVERAGE     SHARES      AVERAGE     SHARES      AVERAGE     SHARES      AVERAGE
                                 UNDER     EXERCISE      UNDER     EXERCISE      UNDER     EXERCISE      UNDER     EXERCISE
                                OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                -------      -----      -------      -----      -------      -----      -------      -----
       Beginning balance
         outstanding......    5,639,684      $ 7.14   5,084,679      $ 6.96   3,745,875      $ 5.83   2,943,750      $ 4.75
         Granted..........    2,830,850       11.62     969,780        9.21   1,520,304        9.98     860,750        9.65
         Exercised........     (548,962)       4.73        (500)       9.60      (3,750)       9.60     (38,625)       6.40
         Forfeited........     (864,529)      10.83    (414,275)       8.96    (177,750)       9.12     (20,000)       9.60
                               --------      ------    --------      ------    --------      ------    --------      ------
       Ending balance
         outstanding......     7,057,043     $ 8.67    5,639,684     $ 7.14    5,084,679     $ 6.96    3,745,875     $ 5.83
                               =========     ======    =========     ======    =========     ======    =========     ======
       Exercisable at end of
         year.............     2,682,934     $ 5.89    2,503,150     $ 4.92    2,179,971     $ 4.41    1,917,125     $ 3.84
                               =========     ======    =========     ======    =========     ======    =========     ======

    The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2000:


                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                     -------------------               -------------------
                                          WEIGHTED         WEIGHTED              WEIGHTED
                               SHARES      AVERAGE          AVERAGE    SHARES     AVERAGE
             RANGE OF           UNDER     REMAINING        EXERCISE     UNDER    EXERCISE
          EXERCISE PRICES      OPTIONS  CONTRACTUAL LIFE     PRICE     OPTIONS     PRICE
          ---------------      -------  ----------------     -----     -------     -----
            $0.66 -- 2.66      790,000      2.0            $  1.91     790,000    $  1.91
            $3.13 -- 8.38    1,976,625      6.6               6.51   1,294,975       6.45
            $8.75 -- 12.80   3,150,535      8.9               9.81     597,809       9.93
           $13.00 -- 17.63   1,139,883      9.4              13.98         150      13.50
                             ---------                               ---------
                             7,057,043                               2,682,934
                             =========                               =========

    The weighted average fair value of options granted in the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998 was $8.90, $7.05, $6.92, and $5.85 respectively.

    Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 6.0%, 6.5%, 6.5% and 6.5%; an average expected time to exercise of five years; expected volatility of 77%, 44%, 88% and 88%; and no dividends for the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998 follows (dollars in thousands except for net income (loss) per share information):

                                             YEAR         SIX MONTHS          YEARS
                                             ENDED          ENDED             ENDED
                                          DECEMBER 31,    DECEMBER 31,       JUNE 30,
                                              2000           1999        1999       1998
                                           -----------    -----------    ------    -------
          Pro forma net income (loss)......  $(36,540)     $ 3,462      $7,078    $ 11,713
          Pro forma net income
          (loss) per share -- basic .......    $(1.10)        0.10        0.21        0.39
          Pro forma net income
          (loss) per share -- diluted .....    $(1.10)        0.10        0.21        0.37

    The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

Employee Stock Purchase Plan

    On September 8, 1997, the Company's Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees of the Company to purchase shares of the Common Stock through periodic payroll deductions. The initial offering period commenced immediately following the IPO and extended through June 30, 1998, with subsequent offering periods beginning every six months thereafter (every three months effective November 16, 1999). At the end of each offering period, payroll deductions for the offering period are used to purchase shares of Common Stock for each participant's account at a price equal to 90% (85% effective November 16, 1999) of the fair market value of the Common Stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee's earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of Common Stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the plan, for the year ended December 31, 2000, the six month period ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998 the Company sold 83,641, 34,508, 79,133 and 0 shares to employees at weighted average prices of $9.16, $8.61, $9.09 and $0 per share, respectively.

Preferred Stock

    On September 8, 1997, the Company's board of directors authorized 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2000, December 31, 1999 and June 30, 1999, no shares were outstanding.

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

13. BRAZIL DEVALUATION

    As a result of the devaluation of the Brazilian Real, the Company recorded a pretax loss of $4.4 million related to the net monetary asset exposure for the fiscal year ended June 30, 1999. This loss is included in the $6.7 million foreign currency loss for the fiscal year ended June 30, 1999.

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

    The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.

    Future minimum payments under operating leases are as follows (dollars in thousands):

                                                                              OPERATING
                        YEARS ENDING DECEMBER 31,                               LEASES
                        -------------------------                               ------
                                    2001.................................     $  3,119
                                    2002.................................        1,723
                                    2003.................................        1,274
                                    2004.................................          805
                                    2005.................................          563
                                    Thereafter...........................          675
                                                                             ---------
                                    Total minimum lease payments.........     $  8,159
                                                                              ========

    Rental expense amounted to $4.4 million, $2.1 million and $3.5 million and $3.6 million for the year ended December 31, 2000, the six months ended December 31, 1999 and the fiscal years ended June 30, 1999 and 1998, respectively.

Litigation

    From time to time, the Company is subject to claims and litigation incident to its business. On September 23, 1998, an employee of the Company filed a lawsuit in Maricopa County Superior Court against two senior executives of the Company and the Company alleging sexual misconduct by the executives and seeking damages, including punitive damages. On November 22, 1999, the court issued a ruling that effectively dismissed all causes of action against the Company and the two named defendants. Final judgement was issued in favor of the Company and the two named defendants on January 4, 2001. The plaintiff filed a motion for reconsideration or for new trial on January 19, 2001, which is currently pending. The Company does not believe that this lawsuit will have a material adverse effect on its financial condition but there can be no assurance that this lawsuit will be resolved in favor of the Company.

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

15. RELATED PARTY TRANSACTIONS

Hypercom Unit Trust

    During the six month period ended December 31, 1999, and the fiscal years 1999 and 1998, the Company paid approximately $17,000, $92,000 and $97,000 in rent to Hypercom Unit Trust, a trust fund controlled by certain stockholders. There were no such payments during the year ended December 31, 2000.

Express Card Systems, Inc.

    A relative of an officer of the Company is a Vice President of Express Card Systems, Inc. ("ECS"), a sales company, which derives a significant portion of its revenues from products sold to the Company. During the year ended December 31, 2000, the six month period ended December 31, 1999 and the fiscal years ended 1999 and 1998, ECS was paid $7,000, $130,000, $246,000 and $314,000, respectively, with respect to sales of product to the Company.

Receivables from and Payable to Stockholders

    In December 2000, the Company received $1.5 million in cash in exchange for a note payable to a director and stockholder of the Company. The note, which bears interest at 12% annually, had an original maturity date of February 1, 2001, and is currently extended on a month-to-month basis. The outstanding balance on this note is included in long-term debt.

    In fiscal 1997, the Company made a loan to George Wallner, the Company's Chairman, in the principal amount of $749,000 and to Paul Wallner, in the principal amount of $749,000. The loans are non-interest bearing and are due in full in March 2004. The outstanding balance on these notes is included as a separate component of Stockholders' Equity.

16. SEGMENT INFORMATION

    As of December 31, 1999, the Company had two segments: Point-of-Sale (POS) Systems and Network Systems. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. In conjunction with the establishment of the Cirilium joint venture on December 31, 1999, Network Systems became immaterial to the Company's consolidated financial position and results of operations as a separate reportable segment. With the acquisition of Golden Eagle LLC, a direct-financing lease business, direct-finance leasing activities became a new reportable segment.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the year ended December, 31, 2000 (dollars in thousands):


                                                    YEAR ENDED DECEMBER 31, 2000
                                                   POS AND
                                                   NETWORK    EQUIPMENT
                                                   SYSTEMS     LEASING      TOTAL
                                                   -------     -------      -----
          Revenue from external customers...     $ 302,203    $25,357    $ 327,560
          Intersegment revenues.............           --          --          --
                                                 ---------   ---------   --------
          Total revenues....................     $ 302,203    $25,357    $ 327,560
                                                 =========    =======    =========
          Segment income (loss) from operations  $   6,110    $(4,397)   $   1,713
                                                 =========    =======    =========
          Depreciation and amortization expense  $   9,511    $ 1,799    $  11,310
                                                 =========    =======    =========
          Segment assets....................     $ 622,741    $87,103    $ 709,844
                                                 =========    =======    =========

RECONCILIATION

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                                   ----
                 NET REVENUES
                 Net revenues for reportable segments...        $ 327,560
                   Elimination of intersegment revenues.               --
                                                                ---------
                      Total consolidated revenues.......        $ 327,560
                                                                =========
                 INCOME FROM OPERATIONS
                 Income from operations for reportable
                   segments.............................        $   1,713
                   Elimination of intersegment profits
                      (losses)..........................               --
                   Unallocated amounts:
                      Corporate expenses................          (24,756)
                                                                ---------
                        Consolidated loss from
                           operations...................        $ (23,043)
                                                                =========
                 DEPRECIATION AND AMORTIZATION EXPENSES
                 Depreciation and amortization expenses
                 from reportable segments                       $  11,310
                   Unallocated amounts:
                      Corporate depreciation and
                        amortization....................            1,929
                                                                ---------
                        Consolidated depreciation and
                           amortization expense.........        $  13,239
                                                                =========

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                                   ----
                 ASSETS
                 Segment assets.........................        $ 709,844
                   Unallocated amounts:
                      Corporate assets..................          166,298
                   Eliminations:
                      Intercompany receivables..........         (255,980)
                      Investments in subsidiaries.......          (94,124)
                      Advances to subsidiaries..........         (158,261)
                      Profit in ending inventory........            1,460
                      Other profit eliminations.........               --
                                                                ---------
                        Consolidated assets.............        $ 369,237
                                                                =========

    Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2000 and 1999 and for each of the years ended June 30, 1999 and 1998 is presented in the table below (dollars in thousands):

                                                    UNITED STATES  LATIN AMERICA  ASIA/PACIFIC    EUROPE     TOTAL
                                                    -------------  -------------  -------------   ------     -----
                  YEAR ENDING DECEMBER 31,
                    2000
                  Revenues.......................     $ 155,810      $ 76,360          $39,908   $ 55,482  $ 327,560
                  Long-lived assets..............        61,036        20,232            6,405     10,069     97,742
                  SIX MONTHS ENDING DECEMBER 31,
                    1999
                  Revenues.......................     $  66,224      $ 39,971          $21,275   $ 21,812  $ 149,282
                  Long-lived assets..............        42,053         8,136            9,530      7,948     67,667
                  YEAR ENDING JUNE 30, 1999
                  Revenues.......................     $ 141,100      $ 59,461          $34,253   $ 26,701  $ 261,515
                  Long-lived assets..............        32,012         7,315            7,030      6,818     53,175
                  YEAR ENDING JUNE 30, 1998
                  Revenues.......................     $ 110,410      $ 74,632          $57,909   $ 14,276  $ 257,227
                  Long-lived assets..............        16,096         4,774            3,188        595     24,653

17. ACQUISITIONS

Golden Eagle LLC

    On January 10, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets and business and assumed certain liabilities of Golden Eagle LLC ("Golden Eagle"). Golden Eagle is a lessor of POS equipment. The purchase price paid was $18.5 million in cash and $4 million in the Company's common stock. The purchase agreement provides for additional payments up to $32.5 million, payable in the Company's common stock based on Golden Eagle's earnings over the next three-year period subsequent to the acquisition date, ending December 31, 2002. Such payments, if paid, would constitute additional goodwill and be amortized into earnings over 15 years. No payments were made for the earn out period ending December 31, 2000.

    The acquisition was accounted for under the purchase method of accounting. Substantially all the purchase price was allocated to identifiable net tangible assets and liabilities of $0.9 million and identifiable intangibles and goodwill amounting to $21.6 million, which is being amortized over 15 years. The results of Golden Eagle's operations are included in the Company's consolidated statements of operations and cash flows beginning from the date of acquisition.

    Pro forma information with respect to the acquisition of Golden Eagle includes the historical financial information of the Company and Golden Eagle for the year ended December 31, 2000, and the six months ended December 31, 1999, as if the acquisition occurred at the beginning of each period. Pro forma adjustments include only those adjustments directly attributable to the transaction, and as such, are for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the acquisition actually occurred on such dates. Pro forma information (in thousands) as if the acquisition occurred at the beginning of each period is as follows:

                                                                    YEAR ENDED    SIX MONTHS ENDED
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        2000             1999
                                                                   ------------       ----------
                   Revenues................................        $ 327,996          $ 153,161
                   Net income (loss).......................        $ (30,949)         $   3,436
                   Basic earnings (loss) per share.........        $   (0.91)         $    0.10
                   Diluted earnings (loss) per share.......        $   (0.91)         $    0.10

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

    Horizon was acquired for $5.0 million in cash and $0.5 million in Hypercom common stock issued from Treasury Stock. The acquisition agreement provides for additional payments up to $7.0 million, based on Horizon's earnings over the three-year period subsequent to the acquisition date. The additional payments, if applicable, are to be in the form of Hypercom common stock.

    The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition was allocated to identifiable net tangible assets and liabilities of $1.0 million, identifiable intangibles of $3.2 million and goodwill of $1.6 million. The results of Horizon's operations are included in the Company's consolidated statements of operations and cash flows beginning from the date of acquisition.

JTS ChequeOut Solutions Inc.

    Effective April 8, 1999, Hypercom purchased substantially all the assets of the Rochester, NY-based JTS ChequeOut Solutions Inc., a provider of card-based, multi-lane financial and marketing systems for U.S. supermarket chains for $1.5 million in cash and $0.6 million in common stock issued from treasury stock.

    The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of ($40,000) and goodwill of $2.1 million. The results of the operations are included in the Company's consolidated statements of operations and cash flows beginning from the date of acquisition.

ICL Financial Terminals AB

    Effective April 14, 1999, Hypercom purchased substantially all the assets of the payment security business of ICL's Financial Terminals division in Sweden. ICL Financial Terminals was a provider of secure payment devices, smart card products and self-service point-of-sale (POS) terminals.

    The acquisition was accounted for under the purchase method of accounting. The purchase price, including direct costs incurred in connection with the acquisition, was allocated to identifiable net tangible assets and liabilities of $0.3 million and goodwill of $1.3 million. The results of the operations are included in the Company's consolidated statements of operations and cash flows beginning from the date of acquisition.

    The purchase price was $1.5 million in cash. The acquisition agreement also provides for a contingent payment of $0.5 million cash to be paid to ICL upon Hypercom's collection of $6 million from ICL relating to ICL meeting an annual purchase requirement of $6 million in product from Hypercom by April 1, 2000.

MicroTrax, Ltd., Inc.

    Effective October 19, 1999, the Company acquired the assets and business of MicroTrax, Ltd., Inc., a leading provider of Windows NT electronic payment software systems for $3.6 million in cash. The results of the operations are included in the Company's consolidated statements of operations and cash flows beginning from the date of acquisition.

18. SUPPLEMENTAL CASH FLOW INFORMATION (in thousands)

                                                    YEAR ENDED    SIX MONTHS ENDED
                                                    DECEMBER 31,     DECEMBER 31,            YEARS ENDED JUNE 30,
                                                                                         --------------------------
                                                       2000              1999              1999              1998
                                                     --------          --------          --------          --------
Interest paid ..............................         $ (8,979)         $   (541)         $   (455)         $ (2,543)
                                                     ========          ========          ========          ========
Income taxes paid ..........................         $   (368)         $    (18)         $ (5,652)         $ (4,837)
                                                     ========          ========          ========          ========
Cash and noncash investing and financing
  activities
  Acquisition of plant and equipment through
     capital leases ........................         $  1,630                --                --          $    698
                                                     ========          ========          ========          ========
  Contribution of assets to jointly-owned
     company ...............................               --          $    776                --                --
                                                     ========          ========          ========          ========
Changes in accounts payable related to
the purchase of property, plant and
equipment ..................................         $    (36)         $    (95)         $    210          $    367
                                                     ========          ========          ========          ========
Acquisition of controlling interest in
  subsidiaries:
  Assets acquired (net of seller financing)          $ 69,512          $  3,962          $ 18,290          $    744
  Liabilities assumed ......................          (41,378)             (362)           (7,942)             (244)
                                                     --------          --------          --------          --------
  Net assets acquired ......................         $ 28,134          $  3,600            10,348               500
  Less issuance of treasury stock ..........               --                --            (1,069)               --
  Less issuance of common stock ............         $ (4,000)               --                --                --
                                                     --------          --------          --------          --------
Net cash paid for acquisition of
controlling interest in subsidiaries .......         $ 24,134          $  3,600          $  9,279          $    500
                                                     ========          ========          ========          ========

19. INTERIM FINANCIAL RESULTS (UNAUDITED)

    The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 1999 and 1998, for each of the two quarters in the six months ended December 31, 1999 and for each of the four quarters ended December 31, 2000. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts.)

                                                                               YEAR ENDED DECEMBER 31, 2000
                                                     ---------------------------------------------------------------------
                                                     MARCH 31       JUNE 30     SEPTEMBER 30     DECEMBER 31   FISCAL YEAR
                                                     --------       -------     ------------     -----------   -----------
                    Net revenue................       $77,333       $89,817       $75,915          $84,495       $327,560
                    Gross profit...............        30,688        37,333        17,974           29,409        115,404
                    Income (loss) from operations      (2,832)        2,836       (17,778)          (5,269)       (23,043)
                    Net income (loss)..........        (3,874)       (1,235)      (21,633)          (4,208)       (30,950)
                    Basic earnings (loss) per
                    share......................         (0.11)        (0.04)        (0.63)           (0.12)         (0.91)
                    Diluted earnings (loss) per
                      share....................         (0.11)        (0.04)        (0.63)           (0.12)         (0.91)

                                                         SIX MONTH PERIOD ENDED
                                                            DECEMBER 31, 1999
                                                 ---------------------------------------
                                                 SEPTEMBER 30   DECEMBER 31   SIX MONTHS
                                                 ------------   -----------   ----------
                    Net revenue............        $73,302       $75,980      $ 149,282
                    Gross profit...........         33,333        34,772         68,105
                    Income from operations.          4,040           923          4,963
                    Net income.............          3,422         1,963          5,385
                    Basic earnings per share          0.10          0.06           0.16
                    Diluted earnings per share        0.10          0.06           0.16

                                                                             FISCAL 1999
                                                    -----------------------------------------------------------
                                                    SEPTEMBER 30  DECEMBER 31   MARCH 31   JUNE 30  FISCAL YEAR
                                                    ------------  -----------   --------   -------  -----------
                    Net revenue................       $65,983       $70,594     $56,304   $ 68,634   $ 261,515
                    Gross profit...............        33,355        34,338      24,327     27,664     119,684
                    Income (loss) from operations       7,324         9,266      (1,744)      (183)     14,663
                    Net income (loss)..........         5,755         6,604      (3,666)       480       9,173
                    Basic earnings (loss) per
                    share......................          0.17          0.20       (0.11)      0.01        0.28
                    Diluted earnings (loss) per
                      share....................          0.17          0.19       (0.11)      0.01        0.27

                                                                             FISCAL 1998
                                                    ------------------------------------------------------------
                                                    SEPTEMBER 30  DECEMBER 31   MARCH 31    JUNE 30  FISCAL YEAR
                                                    ------------  -----------   --------    -------  -----------
                    Net revenue................       $78,937       $71,209     $ 54,339  $ 52,742   $ 257,227
                    Gross profit...............        38,106        36,919       25,894    25,833     126,752
                    Income (loss) from operations      14,698         3,865        3,160    (1,935)     19,788
                    Net income (loss)..........         9,110         1,841        4,034      (996)     13,989
                    Basic earnings (loss) per
                    share......................          0.36          0.06         0.12     (0.03)       0.46
                    Diluted earnings (loss) per
                      share....................          0.35          0.06         0.11     (0.03)       0.44

20. SUBSEQUENT EVENTS

In February 2001, the Company has entered into a forbearance agreement with its current lending group through March 31, 2001, to enable the Company to put new financing arrangements into place. Under the forbearance agreement, the existing bank group has agreed not to exercise any remedies under the Company's principal credit agreements through March 31, 2001, subject to the Company's compliance with ongoing conditions. In this regard, among other things, the forbearance agreement required the Company to make certain pay downs, which it has complied with. The agreement also required that the interest rate be increased by 1/4 percent with each pay down.

On February 5, 2001, the Company entered into a commitment letter with an asset-based lender to replace its principal credit facilities. Under the commitment letter, the Company would obtain a $40 million secured facility. The facility will have a term of three years, would be secured by substantially all the Company's U.S. assets and will provide for interest at the prime rate plus 1 percent or LIBOR plus 2.75 percent.

In March 2001, the Company has obtained financing on previously unfinanced lease receivables amounting to $5 million. The $5 million in proceeds was used to reduce the existing line of credit.

In March 2001, the Company entered into a letter of intent to sell its Horizon distributorship, which will provide a yet to be determined amount the Company expects to use to further reduce existing debt levels.

ITEM 14 (a).  FINANCIAL STATEMENT SCHEDULE

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Hypercom Corporation

    Our audits of the consolidated financial statements for the years ended June 30, 1999 and 1998 referred to in our report dated July 20, 1999 which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the years ended June 30, 1999 and 1998 listed in Item 14(a) (2) of this Form 10-K.
In our opinion, this financial statement schedule for the years ended June 30, 1999 and 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                           PricewaterhouseCoopers LLP

Phoenix, Arizona
July 20, 1999

                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                  BALANCE AT       CHARGED TO      CHARGED TO
                                                 BEGINNING OF      COSTS AND          OTHER                            BALANCE AT
                                                    PERIOD          EXPENSES         ACCOUNTS         DEDUCTIONS      END OF PERIOD
                                                    ------          --------         --------         ----------      -------------
                                                                              (DOLLARS IN THOUSANDS)      (A)
         Year Ended June 30, 1998:
           Allowance for doubtful accounts ..     $    779         $  2,972          $     --          $    (22)         $  3,729
           Inventory reserves ...............        2,602            2,510                                (469)            4,643
         Year Ended June 30, 1999:
           Allowance for doubtful accounts ..        3,729            1,386                --            (2,033)            3,082
           Inventory reserves ...............        4,643            2,925                --            (2,295)            5,273
         Six Months Ended December 31, 1999:                                               --
           Allowance for doubtful accounts ..        3,082              (24)                             (1,469)            1,589
           Inventory reserves ...............        5,273             (281)               32                               5,024
         Year Ended December 31, 2000:
           Allowance for doubtful accounts ..        1,589            2,732                --              (666)            3,655
           Inventory reserves ...............        5,024            3,170                --              (968)            7,226
           Allowance for lease receivables ..           --           15,324             1,600           (14,800)            2,124

(A) Write-offs of uncollectible amounts and recoveries of amounts previously written off

                                LIST OF EXHIBITS

  EXHIBIT
     NO                            EXHIBIT DESCRIPTION
-----------         -----------------------------------------------------------
3.1*                Amended and Restated Certificate of Incorporation of the
                    Company.
3.2*                Amended and Restated Bylaws of the Company.
4*                  Amended and Restated Certificate of Incorporation of the
                    Company.
10.1(a)*********    Forbearance and Modification Agreement to Revolving
                    Credit Agreement dated December 22, 2000 by and between
                    Hypercom Corporation and Bank One, Arizona, NA.
10.1(b)**********   First Amendment to Forbearance and Modification Agreement
                    dated February 1, 2001 by and among Bank One, Arizona, NA,
                    Fleet National Bank and Imperial Bank.
10.1(c)*******      Modification Agreement to Revolving Credit Agreement
                    dated July 28, 2000 by and between Hypercom Corporation
                    and Bank One, Arizona, NA.
10.2*********       Subordinated Promissory Note dated December 27, 2000 by and between Hypercom Corporation and George Wallner.
10.3**              Hypercom Corporation 2000 Broad-Based Stock Incentive
                    Plan.
10.4*               Lease, as amended, dated June 14, 1996, by and between
                    Estes-Samuelson Partnership and Hypercom, Inc.
10.5*               Hypercom Corporation Long-Term Incentive Plan.+
10.6*               Hypercom Corporation 1997 Employee Stock Purchase Plan.+
10.7*               Hypercom Corporation Non-employee Directors' Stock Option
                    Plan.+
10.8*               Employment Agreement with Jairo Gonzalez, dated January
                    1, 1997.+
10.9*               Employment Agreement with Albert A. Irato, dated January
                    1, 1997.+
10.10*              Loan Agreement, dated October 12, 1996, by and between
                    Hypercom Pty. Ltd., and George Wallner.+
10.11*              Loan Agreement, dated October 12, 1996, by and between
                    Hypercom Pty. Ltd., and Paul Wallner.+
10.12***            Promissory Note by and between Hypercom Corporation and
                    Capital One Funding Corporation, dated April 1, 1999.
10.13***            Reimbursement Agreement by and between Hypercom
                    Corporation, Bank One, Arizona, NA, and Capital One Funding
                    Corporation, dated April 1, 1999,
10.14****           Agreement of Purchase and Sale of Assets by and Among
                    Hypercom Corporation, Hypercom Financial, Inc., Golden
                    Eagle LLC, Golden Corporation, Lawrence T. Lawler, Jr., and
                    Leonard E. Friedlander dated as of December 14, 1999.
10.15******         Promissory Note and Loan Agreement dated January 6, 2000
                    by and between Hypercom Financial, Inc. and Bank One,
                    Arizona, NA.
10.16********       Credit Agreement by and between Hypercom Corporation and
                    Bank One, Arizona, NA, Fleet National Bank and Imperial Bank
                    dated August 31, 2000.
10.17********       Receivables Sale Agreement by and between Golden Eagle
                    Leasing, Inc. and Golden Eagle Receivables LLC dated
                    August 31, 2000.
10.18********       Receivables Purchase Agreement by and among Golden Eagle
                    Leasing, Inc., Golden Eagle Receivsbles LLC, Falcon
                    Asset Securitization Corporation, and Bank One dated
                    August 31, 2000.
10.19********       Warehouse and Security Agreement between Tokyo Leasing
                    (U.S.A.), Inc. and Hypercom Corporation dated January 7,
                    2000.
10.20********       Loan and Security Agreement between Webster Bank and
                    Golden Eagle Leasing, Inc. dated December 22, 1999.
16*****             Letter re Change in Certifying Accountant
21                  Subsidiaries of the Company
23.1                Consent of Independent Auditors
23.2                Consent of Independent Public Accountants
24                  Powers of Attorney
99.1                Cautionary Statement Regarding Forward-Looking Statements
                    and Risk Factors


See Exhibit Footnotes on following page.

                                EXHIBIT FOOTNOTES


* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35641).

** Incorporated by reference to the Company's Registration Statement on Form S-8
  (Registration No. 333-35641).

*** Incorporated by reference to the Company's Annual Report on Form 10-K filed on September 23, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on January 12, 2000.

***** Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2000.

****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000.

******* Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

******** Incorporated by reference to the Company's Quarterly Report on Form
  10-Q for the period ended September 30, 2000.

********* Incorporated by reference to the Company's Current Report on Form 8-K dated December 28, 2000.

********** Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2001.


   + Management or Compensatory Plan Agreement.