Form 10-Q
period 2001-03-31
HYPERCOM CORP
filed 2001-05-14
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.
Commission file number: 1-13521

HYPERCOM CORPORATION
_______________

(Exact name of registrant as specified in its charter)

Delaware	86-0828608

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2851 West Kathleen Road
Phoenix, Arizona 85053
_______________

(Address of principal executive offices) (Zip Code)
(602) 504-5000
______________

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

Yes     No

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 9, 2001, was 34,388,445.

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2001	December 31,
	(unaudited)	2000

ASSETS

Current assets:

Cash and cash equivalents	$7,225	$13,008

Marketable securities, at market	—	2,110

Accounts receivable, net of allowance for doubtful accounts of $3,073 and $3,655	75,544	79,010

Current portion of net investment in direct financing leases	16,943	20,023

Inventories, net	65,031	70,358

Deferred income taxes	12,946	12,946

Prepaid taxes	1,641	3,035

Prepaid expenses and other current assets	22,032	19,059

Total current assets	201,362	219,549

Property, plant and equipment, net	40,440	42,164

Long-term marketable securities, at market	155	820

Long-term portion of net investment in direct financing leases	32,734	42,102

Deferred income taxes	9,024	9,024

Goodwill, net of amortization of $5,617 and $4,609	31,708	31,785

Intangible assets, net of amortization of $2,968 and $2,459	7,420	6,780

Other assets	14,980	17,013

Total assets	$337,823	$369,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$34,286	$32,531

Accrued liabilities	21,833	22,137

Deferred revenue	2,596	2,390

Income taxes payable	—	3,237

Current portion of long-term debt	66,956	84,036

Total current liabilities	125,671	144,331

Long-term debt	16,818	16,355

Other non-current liabilities	343	404

Total liabilities	142,832	161,090

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 34,336,411 and 34,299,999 shares issued and outstanding for March 31, 2001 and December 31, 2000, respectively	14	14

Additional paid-in capital	152,635	152,658

Receivables from stockholder	(1,498)	(1,498)

Retained earnings	46,437	59,923

	197,588	211,097

Treasury stock, 240,088 and 276,500 shares (at cost) at March 31, 2001 and December 31, 2000, respectively	(2,597)	(2,950)

Total stockholders’ equity	194,991	208,147

Total liabilities and stockholders’ equity	$337,823	$369,237

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	March 31,	March 31,
	2001	2000

Net revenue	$71,075	$77,333

Costs and expenses:

Costs of revenue	45,949	46,645

Research and development	8,253	10,703

Selling, general and administrative	21,469	22,817

Special direct financing lease provision	7,182	—

Total costs and expenses	82,853	80,165

Loss from operations	(11,778)	(2,832)

Interest and other income	254	686

Interest and other expense	(2,491)	(191)

Foreign currency loss	(2,551)	(381)

Loss from investment in equity affiliate	—	(1,700)

Loss before income taxes	(16,566)	(4,418)

Income tax benefit	3,313	544

Net loss	$(13,253)	$(3,874)

Net loss per share:

Basic loss per share	$(0.39)	$(0.11)

Weighted average basic common shares	34,336	33,959

Diluted loss per share	$(0.39)	$(0.11)

Weighted average diluted common shares	34,336	33,959

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended

	March 31,	March 31,
	2001	2000

Cash flows from operating activities:

Net loss	$(13,253)	$(3,874)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation/amortization	3,839	2,915

Bad debt expense	556	196

Deferred components of direct financing leases	(130)	(2,453)

Provision for losses on direct financing leases	10,145	2,291

Provision for excess and obsolete inventory	445	671

Equity loss in affiliates	—	1,700

Foreign currency loss	2,720	381

Deferred income taxes	—	929

Other	51	6

(Increase) decrease in accounts receivable, inventories, prepaid income taxes, prepaid expenses and other current assets & other assets	6,472	(24,443)

Decrease in accounts payable, accrued liabilities, deferred revenue & income taxes payable	(2,824)	(13,793)

Net cash provided by (used in) operating activities	8,021	(35,474)

Cash flows from investing activities:

Advances to related parties	—	(1,170)

Payments received on notes receivable	355	529

Principal payments received on direct financing leases	3,182	2,692

Funding of direct financing leases	(8,324)	(9,767)

Acquisition of controlling interests in subsidiaries, net of cash acquired	—	(22,912)

Acquisition of other assets	(326)	(545)

Proceeds from disposal of property, plant & equipment	206	379

Purchase of property, plant & equipment	(228)	(2,550)

Purchase of marketable securities	—	(582)

Proceeds from maturity of marketable securities	2,775	22,529

Net cash used in investing activities	(2,360)	(11,397)

Cash flows from financing activities:

Proceeds of bank notes payable and other debt instruments	1,000	79,464

Repayment of bank notes payable and other debt instruments	(17,617)	(57,469)

Proceeds from sale of lease receivables	5,420	—

Proceeds from issuance of common stock	97	6,426

Net cash provided by (used in) financing activities	(11,100)	28,421

Effect of exchange rate changes on cash	(344)	(238)

Net decrease in cash	(5,783)	(18,688)

Cash & cash equivalents, beginning of period	13,008	26,093

Cash & cash equivalents, end of period	$7,225	$7,405

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

NOTE 1 —BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31,2000.

NOTE 2 —INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2001	2000

Purchased parts	$27,078	$29,744

Work in progress	6,023	7,256

Finished goods	31,930	33,358

	$65,031	$70,358

NOTE 3 —SEGMENT INFORMATION

As of December 31, 2000 Hypercom had two segments: Point-of-Sale (POS) and Network Systems and Equipment Leasing.

Hypercom’s reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three month periods ended March 31, 2001 and 2000:

For the Three Months Ended March 31, 2001:

	POS and
	Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$63,523	$7,552	$—	$—	$71,075

Operating income (loss)	$812	$(7,541)	$(5,049)	$—	$(11,778)

Segment Assets	$596,205	$76,074	$185,719	$(520,175)	$337,823

For the Three Months Ended March 31, 2000:

	POS and
	Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$72,113	$5,220	$—	$—	$77,333

Operating income (loss)	$3,258	$9	$(6,099)	$—	$(2,832)

Segment Assets	$446,995	$71,126	$138,803	$(306,481)	$350,443

NOTE 4 – INCOME TAXES

The income tax benefit for federal, state and foreign taxes was $3.3 million and $0.5 million for the three month period ended March 31, 2001 and 2000, respectively. The Company’s effective rate of income tax benefit was 20% and 12.3% for the three months ended March 31, 2001, and 2000, respectively.

The income tax benefit for the quarters ended March 31, 2001 and 2000, differed from the U.S. statutory rate principally due to foreign taxes, attributable to foreign operations, that are less than the U.S. statutory rate, research and experimentation credits, and the non-recognition of tax benefit on foreign currency translation losses.

NOTE 5 – NET INVESTMENT IN DIRECT FINANCING LEASES

During the quarter ended March 31, 2001, the Company’s Equipment Leasing segment recorded an incremental charge to strengthen credit reserves for certain segments of its lease receivables in the amount of $7.2 million in addition to its normal provision. This charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

Additionally, during the quarter ended March 31, 2001, the Company sold a portion of its lease receivables. Proceeds from the sales amounted to $6.9 million, of which $5.4 million was received as of March 31, 2001, and the remaining $1.5 million was recorded in prepaid expenses and other current assets. There was a corresponding reduction in net investment in financing leases of $7.0 million as a result of these sales.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001, the Company received $1.0 million in cash in exchange for a note payable to a director and stockholder of the Company. The note, which bears interest at 12% annually, is due with 30 days notification. The outstanding balance on this note is included in long-term debt.

NOTE 7 – SUBSEQUENT EVENTS

Effective April 1, 2001, the Company entered into a second amendment to the Forbearance and Modification Agreement with its principal lending group. Under the amendment, the Company is required, among other things, to make periodic payments through May 15, 2001, sufficient enough to reduce the outstanding balance of its revolving credit loan to $32 million. At March 31, 2001, the outstanding balance on the revolving credit loan was $38.3 million. The amendment also provides that if the balance is reduced below $32 million, certain interest rate reductions and waiver of scheduled fees will also be provided.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of Hypercom Corporation

We have reviewed the accompanying consolidated balance sheet of Hypercom Corporation as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Hypercom Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2000, not presented herein, and in our report dated February 15, 2001, we expressed an unqualified opinion on those consolidated financial statements.

/s/ Ernst & Young LLP

Phoenix, Arizona
April 30, 2001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but not be limited to, projections of revenue or net income and issues that may affect revenue or net income, projections of capital expenditures, plans for future operations, products or services, financing needs of the Company, and economic conditions, as well as assumptions relating to the foregoing.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes To The Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements, and that could affect the Company’s results of operations and financial position generally, are set forth in Exhibit 99 which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended March 31, 2001, decreased $6.2 million or 8.0% to $71.1 million from $77.3 million in the three months ended March 31, 2000. This decrease was principally due to shortages in certain key components that delayed production, a reduction in network equipment shipments to the Company’s former equity affiliate, and a difference in the attainment of contract performance milestones, and consequently the amount of revenue recognized, relative to a medical contract in Brazil.

COST OF REVENUE

Hypercom’s cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense with respect to direct financing leases. The cost of revenue for the three-month period ended March 31, 2001 decreased $0.7 million or 1.5% to $45.9 million from $46.6 million in the three months ended March 31, 2000.

As a percentage of revenue, gross margin decreased from 39.7% in the quarter ended March 31, 2000 to 35.4% for the quarter ended March 31, 2001. This decline was a result of certain higher component costs, a change in product mix and competitive pricing pressures on legacy products.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses decreased $2.4 million or 22.4% from $10.7 million in the quarter ended March 31, 2000 to $8.3 million in the quarter ended March 31, 2001. This decrease was attributable to decreased R&D activities related to the ICE product family and to the ePic initiative as substantially all development for such efforts are complete. The Company is principally focusing on product cost reduction efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $21.5 million for the quarter ended March 31, 2001, compared to $22.8 for the comparative quarter in the prior year. This $1.3 million or 5.7% decrease is attributable to worldwide cost containment measures and to a lesser extent the decreased revenue relative to the same quarter in the prior year, which results in lower sales commissions.

SPECIAL DIRECT FINANCING LEASE PROVISION

During the quarter ended March 31, 2001, the Company’s Equipment Leasing segment recorded an incremental charge to strengthen credit reserves for certain segments of its lease receivables in the amount of $7.2 million in addition to its normal provision. This charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

LOSS FROM OPERATIONS

The loss from operations for the quarter ended March 31, 2001 increased $9.0 million to $11.8 million compared to a loss of $2.8 million for the same quarter in the prior year. The increase over the same quarter in the prior year includes the $7.2 million reserve adjustment discussed above. The remaining increase resulted primarily from the decreased revenue and related gross margin percentage decline when compared to the same quarter of the prior year. Historically, the first calendar quarter is the weakest quarter due to the post-Christmas season, and Chinese New Year and Latin holidays.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

Interest and other income of $0.3 million consisted primarily of returns on short and long-term investments. The Company incurred interest and other expense of $2.5 million which consisted primarily of interest expense of $1.2 million on borrowings for real property, debt, and foreign currency hedging instruments, as well as other expenses in the amount of $1.2 million consisting primarily of charges associated with the requirements under the debt forbearance agreements and other related costs associated with being in default with its lenders. Foreign currency losses of $2.6 million resulted principally from the unfavorable translation of its net foreign investments in Brazil and the United Kingdom. Further, the Company was unable to continue its hedging strategies during the quarter ended March 31, 2001, as a result of being in default with its lenders.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. The Company has also used securitization conduits to finance lease receivables generated by its Golden Eagle Leasing subsidiary.

Due to the Company’s continued focus on expense reduction as well as its emphasis on lowering accounts receivable and inventory levels, the Company experienced positive cash flow from operations in the quarter ended March 31, 2001 of $8.0 million. The Company used $2.4 million in investing activities. Long-term debt (most of which was categorized as current at quarter end) decreased $16.6 million to $83.8 million at March 31, 2001, from $100.4 million at December 31, 2000. Working capital and cash were $75.7 and $7.2 million at March 31, 2001, compared to $75.2 and $13.0 million at December 31, 2000, respectively.

Capital expenditures totaled $0.2 million for the three months ended March 31, 2001, compared to $2.6 million for the three months ended March 31, 2000. Depreciation expense was $2.3 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively.

Credit Agreements and Liquidity Concerns

Due to recent losses, the Company is not in compliance with certain debt covenants under various loan agreements, including the ratio of funded debt to EBITDA and a minimum tangible net worth requirement.

Effective April 1, 2001, the Company entered into a second amendment to the Forbearance and Modification Agreement with its principal lending group. Under such amendment, the Company is required, among other things, to make periodic payments through May 15, 2001, sufficient enough to reduce the outstanding balance of its revolving credit loan to $32 million. The outstanding balance on the revolving credit loan at March 31, 2001 was $38.3 million. The amendment also provides that if the balance is reduced below $32 million, certain interest rate reductions and waiver of scheduled fees will also be provided.

On February 5, 2001, the Company entered into a commitment letter with an asset-based lender to replace its principal credit facilities. Under the commitment letter, the Company would obtain a $40 million secured facility, subject to borrowing base and other limitations. The facility would have a term of three years, would be secured by substantially all the Company’s U.S. assets and would provide for interest at the prime rate plus 1 percent or LIBOR plus 2.75 percent. The Company expects to close on the asset-based facility by the end of June 2001. The Company is negotiating to obtain an extension of the forbearance agreement with its current leading group to facilitate this financing. In order to pay down and facilitate a refinancing of its existing loans, the Company sold certain previously unfinanced lease receivables on March 1, 2001 and applied net proceeds of $5 million to reduce its existing line of credit. In addition, the Company is planning on securitizing substantially all the lease receivables of Golden Eagle Leasing, Inc. The Company expects to complete a securitization by the end of May 2001. The Company will use funds from the proceeds to pay off conduit facilities relating to its Golden Eagle Leasing operations, with the balance of the proceeds to further reduce the outstanding balance under its line of credit agreement. In addition, the Company is negotiating to obtain a financing agreement with another lender to provide up to $20 million of financing for new lease receivables for its Golden Eagle Leasing unit.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and reducing costs.

BACKLOG

As of March 31, 2001, Hypercom had backlog of $163 million, an increase of 126%, compared to the same date in 2000. As of February 5, 2001, the backlog was $158 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Hypercom is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Nevertheless, the fair value of Hypercom’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of Hypercom’s investment portfolio.

A substantial portion of Hypercom’s revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. During the quarter ended March 31, 2001, the Company was unable to continue its hedging strategies as a result of being in default with its lenders, and as a result, incurred translation losses of $2.6 million.

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

PART II —OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 of Part I of Hypercom’s Form 10-K for the year ended December 31, 2000, for disclosures regarding pending matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

4.0	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

10.1	First Amendment to Forbearance and Modification Agreement dated February 1, 2001 by and among Bank One, Arizona, NA, Fleet National Bank and Imperial Bank. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 9, 2001

10.2	Second Amendment of Forbearance and Modification Agreement effective April 1, 2001 by and among Bank One Arizona, NA, Fleet National Bank and Imperial Bank. Incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2001.

11.1	Statement re Computation of Per Share Earnings

15.1	Letter re Unaudited Interim Financial Information

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

(b) The Company filed Form 8-K’s as follows:

•	February 9, 2001, re: First Amendment to Forbearance and Modification Agreement

•	April 19, 2001, re: Second Amendment to Forbearance and Modification Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 11, 2000	By: /s/ Jonathon E. Killmer Jonathon E. Killmer

Executive Vice President, Chief Financial Officer And Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

4.0	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

10.1	First Amendment to Forbearance and Modification Agreement dated February 1, 2001 by and among Bank One, Arizona, NA, Fleet National Bank and Imperial Bank. Incorporated by reference to the Company’s Current Report on Form 8-K dated February 9, 2001

10.2	Second Amendment of Forbearance and Modification Agreement effective April 1, 2001 by and among Bank One Arizona, NA, Fleet National Bank and Imperial Bank. Incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2001.

11.1	Statement re Computation of Per Share Earnings

15.1	Letter re Unaudited Interim Financial Information

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors