Form 10-Q
period 2001-06-30
HYPERCOM CORP
filed 2001-08-14
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001.

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

Yes [X]        No [ ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 6, 2001, was
39,754,963.

INDEX

PART I.	FINANCIAL INFORMATION
		Page
ITEM 1.	Financial Statements	3

	Notes to Consolidated Financial Statements	6

	Independent Accountants’ Review Report	10

ITEM 2.	Management’s Discussion and Analysis of

	Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	15
ITEM 2.	Changes in Securities and Use of Proceeds	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 6.	Exhibits and Reports on Form 8-K	15

PART I —FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2001	December 31,
ASSETS	(unaudited)	2000

Current assets:

Cash and cash equivalents	$7,997	$13,008

Restricted cash	4,642	—

Marketable securities, at market	—	2,110

Accounts receivable, net of allowance for doubtful accounts of $3,124 and $3,655	83,727	79,010

Current portion of net investment in direct financing leases	17,041	20,023

Inventories, net	57,552	70,358

Deferred income taxes	12,947	12,946

Prepaid taxes	1,594	3,035
Prepaid expenses and other current assets	20,843	19,059

Total current assets	206,343	219,549

Property, plant and equipment, net	41,800	42,164

Long-term marketable securities, at market	155	820

Long-term portion of net investment in direct financing leases	30,576	42,102

Deferred income taxes	9,024	9,024

Goodwill, net of amortization of $6,609 and $4,609	31,710	31,785

Intangible assets, net of amortization of $3,294 and $2,459	6,488	6,780

Other assets	14,742	17,013

Total assets	$340,838	$369,237

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:

Notes payable, net of loan discounts of $1,011	$16,963	$—

Accounts payable	31,743	32,531

Accrued liabilities	25,126	22,137

Deferred revenue	2,608	2,390

Income taxes payable	—	3,237

Current portion of long-term debt	36,737	84,036

Total current liabilities	113,177	144,331

Long-term debt	35,244	16,355

Other non-current liabilities	307	404

Total liabilities	148,728	161,090

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 34,398,444 and 34,299,999 shares issued and outstanding for June 30, 2001 and December 31, 2000, respectively	14	14

Additional paid-in capital	155,462	152,658

Receivables from stockholder	(1,498)	(1,498)

Retained earnings	40,634	59,923

	194,612	211,097

Treasury stock, 230,088 and 276,500 shares (at cost) at June 30, 2001 and December 31, 2000, respectively	(2,502)	(2,950)

Total stockholders’ equity	192,110	208,147

Total liabilities and stockholders’ equity	$340,838	$369,237

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net revenue	$75,095	$89,817	$146,169	$167,150

Costs and expenses:

Costs of revenue	49,285	52,484	95,233	99,130

Research and development	7,017	10,607	15,270	21,310

Selling, general and administrative	20,873	23,890	42,342	46,707

Special direct financing lease provision	—	—	7,182	—

Total costs and expenses	77,175	86,981	160,027	167,147

Income (loss) from operations	(2,080)	2,836	(13,858)	3

Interest and other income	200	188	455	874

Interest and other expense	(3,650)	(1,282)	(6,141)	(1,472)

Foreign currency loss	(1,668)	(517)	(4,219)	(899)

Loss from investment in equity affiliate	—	(2,215)	—	(3,914)

Loss before income taxes	(7,198)	(990)	(23,763)	(5,408)

Income tax (expense) benefit	1,439	(245)	4,753	299

Net loss	$(5,759)	$(1,235)	$(19,010)	$(5,109)

Net loss per share:

Basic loss per share	$(0.17)	$(0.04)	$(0.55)	$(0.15)

Weighted average basic common shares	34,390	34,216	34,358	34,088

Diluted loss per share	$(0.17)	$(0.04)	$(0.55)	$(0.15)

Weighted average diluted common shares	34,390	34,216	34,358	34,088

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net loss	$(19,010)	$(5,109)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of discount on notes payable	1,011	—

Amortization of beneficial notes payable conversion feature	667	—

Depreciation/amortization	7,502	5,815

Bad debt expense	582	1,094

Deferred components of direct financing leases	(316)	705

Provision for losses on direct financing leases	12,761	2,194

Provision for excess and obsolete inventory	1,040	1,080

Equity loss in affiliates	—	3,914

Foreign currency loss	4,219	899

Deferred income taxes	(5)	853

Other	130	23

Decrease (increase) in accounts receivable, inventories, prepaid income taxes, prepaid expenses and other current assets & other assets	1,447	(46,467)

Decrease in accounts payable, accrued liabilities, deferred revenue & income taxes payable	(2,826)	(5,112)

Net cash provided by (used in) operating activities	7,202	(40,111)

Cash flows from investing activities:

Advances to related parties	—	(1,185)

Payments received on notes receivable	492	535

Principal payments received on direct financing leases	6,256	4,407

Funding of direct financing leases	(12,998)	(22,415)

Increase in restricted cash	(1,001)	—

Acquisition of controlling interests in subsidiaries, net of cash acquired	—	(25,793)

Acquisition of other assets	(544)	(1,301)

Proceeds from disposal of property, plant & equipment	184	1,672

Purchase of property, plant & equipment	(1,177)	(6,821)

Purchase of marketable securities	—	(708)

Proceeds from maturity of marketable securities	2,775	27,947

Net cash used in investing activities	(6,013)	(23,662)

Cash flows from financing activities:

Proceeds from notes payable	18,400	—

Repayment of notes payable	(426)	—

Proceeds from long-term debt, net of restricted cash in 2001	30,415	128,099

Repayment of long-term debt	(62,466)	(90,926)

Proceeds from sale of lease receivables	7,977	—

Proceeds from issuance of common stock	285	6,795

Net cash provided by (used in) financing activities	(5,815)	43,968

Effect of exchange rate changes on cash	(385)	(271)

Net decrease in cash	(5,011)	(20,076)

Cash & cash equivalents, beginning of period	13,008	26,093

Cash & cash equivalents, end of period	$7,997	$6,017

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

NOTE 1 —BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 —RESTRICTED CASH

In connection with the securitization of direct finance leases (see Note 6), the Company’s Equipment Leasing segment (“Golden Eagle”) was required to establish restricted cash collection, collateral and reserve accounts. The accounts are principally used for the collection of monthly equipment lease payments, remittance of funds to service the related debt, and to maintain certain credit enhancement and liquidity levels.

NOTE 3 —INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Purchased parts	$27,205	$29,744

Work in progress	7,119	7,256

Finished goods	23,228	33,358

	$57,552	$70,358

NOTE 4 —SEGMENT INFORMATION

As of December 31, 2000 Hypercom had two segments: Point-of-Sale (POS) and Network Systems, and Equipment Leasing.

Hypercom’s reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three and six month periods ended June 30, 2001 and 2000, respectively:

For the Three Months Ended June 30, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$68,114	$6,981	$0	$0	$75,095

Operating income (loss)	$1,887	$(37)	$(3,930)	$0	$(2,080)

Segment Assets	$632,481	$78,563	$200,786	$(570,992)	$340,838

For the Three Months Ended June 30, 2000:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$83,979	$5,838	$0	$0	$89,817

Operating income (loss)	$10,019	$(987)	$(6,196)	$0	$2,836

Segment Assets	$537,267	$79,712	$146,787	$(390,629)	$373,137

For the Six Months Ended June 30, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$131,636	$14,533	$0	$0	$146,169

Operating income (loss)	$2,699	$(7,578)	$(8,979)	$0	$(13,858)

Segment Assets	$632,481	$78,563	$200,786	$(570,992)	$340,838

For the Six Months Ended June 30, 2000:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$156,092	$11,058	$0	$0	$167,150

Operating income (loss)	$13,277	$(978)	$(12,296)	$0	$3

Segment Assets	$537,267	$79,712	$146,787	$(390,629)	$373,137

NOTE 5 —INCOME TAXES

The income tax (expense) benefit for federal, state and foreign taxes was $4.8 million and $1.4 million for the six and three months ended June 30, 2001, respectively, and $0.3 million and $(0.2) million for the six and three months ended June 30, 2000, respectively. The Company’s effective rate of income tax benefit was 20% for the six and three months ended June 30, 2001, and 12.31% for the six and three months ended June 30, 2000, respectively.

The income tax benefit for the three and six months ended June 30, 2001 and 2000, differed from the U.S. statutory rate principally due to foreign taxes, attributable to foreign operations, that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and valuation reserves.

NOTE 6 —NET INVESTMENT IN DIRECT FINANCING LEASES

During the six months ended June 30, 2001, Golden Eagle recorded an incremental charge to strengthen credit reserves for certain segments of its lease receivables in the amount of $7.2 million in addition to its normal provision. This charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

Additionally, during the six months ended June 30, 2001, Golden Eagle sold a portion of its lease receivables. Proceeds from the sales amounted to $8.0 million, of which $6.9 million was recorded in the first quarter of 2001. There was a corresponding reduction in net investment in financing leases of $8.1 million as a result of these sales, of which $7.0 million was recorded in the first quarter of 2001.

During the quarter ended June 30, 2001, Golden Eagle completed a securitization of $45.6 million in principal balances of leases. The securitization was accounted for as a financing transaction. In connection with the securitization, Golden Eagle, through a special purpose subsidiary, Golden Eagle Funding Corp., issued $32 million of contract-backed term notes (“the Notes”). The Notes are collateralized by equipment leases acquired from Golden Eagle, security interest in the leased equipment, cash collateral and reserve accounts, as well as other contractual rights and residual proceeds. Proceeds from the Notes were used to payoff existing Golden Eagle debt facilities, including $4.1 million, which was paid against Hypercom’s revolving credit facility. The Notes bear interest at an annual rate of 8.58%. Principal and interest are payable on a monthly basis until maturity on November 16, 2006. The principal balance outstanding on the Notes at June 30, 2001 was $31 million.

NOTE 7 — NOTES PAYABLE

On June 4th, 2001, the Company entered into loan agreements with individual investors for an aggregate sum of $3.4 million bearing interest at 7.5% per annum. Proceeds from the loans were limited for the purpose of buying inventory components and other inventory raw materials. During the term of the loans, the loans may be converted, in whole or in part, into shares of common stock of the Company, at a conversion price of $3.16 per share. A director and stockholder of the Company has pledged his notes receivable due from the Company in the aggregate amount of $3.1 million as security for these loans. All principal and accrued interest are due September 5, 2001. The principal balance outstanding at June 30, 2001 was $3.4 million and is included in Notes Payable on the balance sheet.

Concurrent with the loan agreements, the Company entered into Stock Warrant agreements (Series B) whereby the individual investors can buy an aggregate of 460,000 shares of the Company’s common stock at an exercise price of $3.16 per share. The stock warrants have a term of two years. The estimated fair value of the stock warrants at the date issued was $1.44 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $0.7 million, was recorded as additional paid in capital and loan discount. Amortization of the loan discount, in the amount of $0.3 million, has been charged to interest expense during the quarter ended June 30, 2001, based on the estimated life of the loan.

On June 6th, 2001, the Company entered into a $15 million loan agreement with a bridge investor, who is a shareholder of one of the Company’s largest customers (the “Customer”). The loan has a one-year term and bears interest at 7.5% per annum. Proceeds from the loan were used to pay trade creditors and the Company’s principal lending group. The Company has pledged the stock and assets of Hypercom Horizon, a subsidiary of the Company, as well as the Customer’s payable to the Company (totaling $1.9 million at June 30, 2001) as security for the loan. The principal balance outstanding at June 30, 2001, was $14.6 million and is reported in Notes Payable on the balance sheet.

Concurrent with the loan agreement, the Company entered into a Stock Warrant agreement (Series A) with the bridge investor. In accordance with the Stock Warrant agreement, the bridge investor has a stock warrant to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $3.19 expiring June 6, 2003. The estimated fair value of the stock warrant to purchase 1,000,000 shares of the Company’s common stock, at the date issued, was $1.36 per share using a Black-Scholes option pricing model. The total fair value of the stock warrant, of $1.4 million was recorded as additional paid in capital and loan discount. Amortization of the loan discount, in the amount of $0.7 million, has been charged to interest expense during the quarter ended June 30, 2001, based on the estimated life of the loan.

NOTE 8 — RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001, the Company entered into loan agreements as amended and restated, with a director and stockholder of the Company in the aggregate amount of $1.6 million. The loans bear interest at 12% annually, and are due January 31, 2003.

NOTE 9 — SUBSEQUENT EVENTS

On July 30, 2001 the individual investors elected to convert their $3.4 million in loans, plus accrued interest, into 1,088,342 shares of the company’s common stock, at $3.16 per share.

In addition, on July 30, 2001 additional individual investors, as well as certain individual investors who converted their loans to stock, purchased 1,745,201 shares of the Company’s common stock for $7.5 million, at $4.2975 per share.

On July 31, 2001 the bridge investor purchased 2,475,248 shares of the Company’s common stock for $7.5 million through a reduction in the Company’s note payable balance by the same amount.

On August 2, the Company closed and received funding from a $45 million credit facility with a new lending group. The credit facility includes a revolving line of credit of $25 million and two separate term loans for $5 million and $15 million respectively. Borrowings under the revolving line of credit are based primarily on inventory and accounts receivable levels. Proceeds from the financing package were used to payoff the existing primary lending group, as well as the remaining unpaid principal owed to the bridge investor. The aggregate principal balances outstanding under the existing primary lending group facility and the bridge investor note payable at June 30, 2001 were $36.9 million. The revolving line of credit has a term of three years. The $5 million term loan matures in one year and the $15 million term loan matures in three years.

In connection with obtaining the new credit facility, the Company issued Series C and D stock purchase warrants, both of which expire in 5 years. The Series C warrant entitle the holder to purchase an initial 375,000 shares of the Company’s common stock at an exercise price of $4.00. Additionally, the Series C warrant holder is entitled to purchase up to an additional 1,750,000 shares of the Company’s common stock, at an exercise price of $4.00, if amounts are outstanding under the term loans at six month intervals. The Series D warrant holder is entitled to purchase 312,477 shares of the Company’s common stock at an exercise price of $5.33, with such warrants being issued as part of a fee for acting as placement agent in the above mentioned new credit facility. In addition to the warrants, a cash fee of $2.5 million was also paid.

NOTE 10 —NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Stockholders of Hypercom Corporation

We have reviewed the accompanying consolidated balance sheet of Hypercom Corporation as of June 30, 2001, and the related consolidated statements of operations for the three and six months ended June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Hypercom Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2000, not presented herein, and in our report dated February 15, 2001, except for Note 20 as to which the date is March 26, 2001, we expressed an unqualified opinion on those consolidated financial statements.

Phoenix, Arizona July 25, 2001	/s/ Ernst & Young LLP

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes To The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements, and that could affect the Company’s results of operations and financial position generally, are set forth in Exhibit 99.1. Which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended June 30, 2001, decreased $14.7 million or 16.4% to $75.1 million from $89.8 million in the three months ended June 30, 2000. This decrease was principally due to delays in the receipt of certain key components caused by constraints on cash and the timing of several large Latin America orders in the three-month period ended June 30, 2000, which did not recur in 2001.

Net revenue for the six-month period ended June 30, 2001, decreased $21 million or 12.6% to $146.2 million from $167.2 million in the six-month period ended June 30, 2000. This decrease was principally due to delays in the receipt of certain key components as noted in the preceding paragraph, which occurred near the end of the second quarter in 2001, and the Latin America orders as noted above.

COST OF REVENUE

Hypercom’s cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense with respect to direct financing leases. The costs of revenue for the three-month period ended June 30, 2001 decreased $3.2 million or 6.0% to $49.3 million from $52.5 million in the three months ended June 30, 2000. For the six-month period ended June 2001, costs of revenue decreased $3.9 million or 3.9% to $95.2 million from $99.1 million in the six-month period ended June 30, 2000.

As a percentage of revenue, gross margin decreased from 41.6% in the three-months ended June 30, 2000 to 34.4% for the three months ended June 30, 2001. This decline was a result of certain higher component costs, and a change in product mix whereby a larger portion of revenues were attributed to the Company’s services business units during the second quarter of 2001.

As a percentage of revenue, gross margin decreased from 40.7% in the six-months ended June 30, 2000 to 34.8% for the six-months ended June 30, 2001. This decline results from the factors affecting the second quarter noted above as well as competitive pricing pressures on legacy products experienced in the first quarter of 2001.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the quarter ended June 30, 2001 decreased $3.6 million or 33.9% to $7.0 million from $10.6 million in the quarter ended June 30, 2000, and for the six-months ended June 30, 2001 decreased $6.0 million or 28.3% to $15.3 million from $21.3 million in the six-months ended June 30, 2000. These decreases are attributable to decreased R&D activities related to the ICE product family and to the ePic initiative as substantially all development for such efforts are complete. The Company is principally focusing on product cost reduction efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $20.9 million for the quarter ended June 30, 2001, compared to $23.9 for the comparative quarter in the prior year. This $3.0 million or 12.6% decrease is attributable to worldwide cost containment measures and the decreased revenue relative to the same quarter in the prior year, which results in lower sales commissions.

Selling, general and administrative expenses for the six-month period ended June 30, 2001 decreased $4.4 million or 9.3% to $42.3 million from $46.7 million in the six-month period ended June 30, 2000. This decrease was also the result of cost containment efforts and lower sales commission expenses.

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

LOSS FROM OPERATIONS

Loss from operations for the quarter ended June 30, 2001 increased $4.9 million to $2.1 million compared to income of $2.8 million for the same quarter in the prior year. The loss resulted primarily from the decreased revenue and related gross margin percentage decline when compared to the same quarter of the prior year.

For the six-months ended June 30, 2001 the loss from operations of $13.9 million compares to break-even results from operations for the same period in the prior year. The decrease over the same six-month period in the prior year includes the $7.2 million reserve adjustment discussed above, as well as the effects of the decreased revenue and related gross margin decline.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

Interest and other income of $0.2 and $0.5 million for the three and six-month periods ended June 30, 2001, respectively consisted primarily of returns on short and long-term investments. The Company incurred interest and other expense of $3.7 million during the quarter ended June 30, 2001, which consisted primarily of interest expense of $3.1 million on borrowings for notes payable, long-term debt, amortization of loan discounts from warrants issued, and the amortization of a beneficial conversion feature on convertible notes payable. Other expenses in the amount of $0.5 million consisted primarily of charges associated with the requirements under the debt forbearance agreements and other related costs associated with being in default with its lenders. Interest and other expense for the six-month period ended June 30, 2001 of $6.1 million consisted of the same items noted above for the whole six month period, whereas the six-month period ended June 30, 2000 consisted principally of non-default interest on long-term debt. Foreign currency losses of $1.7 million resulted principally from the unfavorable translation of its net foreign investments in Brazil and the United Kingdom. Further, the Company was unable to continue its hedging strategies during the quarter ended June 30, 2001, as a result of being in default with its lenders.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. The Company has also used securitization conduits to finance lease receivables generated by its Golden Eagle Leasing subsidiary, as well as borrowings under notes payable to fund working capital requirements and reduce its bank debt.

Due to the Company’s continued focus on expense reduction as well as its emphasis on lowering accounts receivable and inventory levels, the Company experienced positive cash flow from operations in the six-months ended June 30, 2001 of $7.2 million. The Company used $6.0 million in investing activities. Long-term debt (most of which was categorized as current at quarter end) decreased $28.4 million to $72.0 million at June 30, 2001, from $100.4 million at December 31, 2000. Working capital and cash were $93.2 and $8.0 million at June 30, 2001, compared to $75.2 and $13.0 million at December 31, 2000, respectively.

Capital expenditures totaled $1.2 million for the six months ended June 30, 2001, compared to $6.8 million for the six months ended June 30, 2000. Depreciation expense was $4.7 million and $3.5 million for the six months ended June 30, 2001 and 2000, respectively.

Credit Agreements and Liquidity Concerns

Due to recent losses, the Company was not in compliance with certain debt covenants under various loan agreements, including the ratio of funded debt to EBITDA and a minimum tangible net worth requirement at June 30, 2001. During the six-months ended June 30, 2001 and in July and August of 2001, the Company completed a series of financing transactions.

On May 24, 2001, Golden Eagle securitized approximately $45 million of its equipment leases (based on total discounted contract balances at the closing date). The securitization was accomplished through the sale by Golden Eagle of these receivables to a newly formed bankruptcy remote company, Golden Eagle Funding Corp. (“GEF”). GEF issued notes in the principal amount of approximately $32 million which are secured by the lease receivables. The interest rate on the notes is 8.58% per annum and the notes mature on November 16, 2006.

On June 6, 2001, the Company entered into certain interim financing arrangements pending the completion of the refinancing of the Company’s credit facilities. The Company borrowed $15 million from Michelle Investments LLC, a shareholder of one of the Company’s significant customers, pursuant to a Loan and Security Agreement. The loan bore interest at 7.5% per annum and had a maturity date of June 6, 2002. In connection with the Michelle Investments loan, the Company granted to Michelle Investments a Series A Warrant to purchase up to 1,000,000 shares of the Company’s common stock, subject to certain adjustments, at an exercise price of $3.19 per share. In August 2001, the Company and Michelle Investments entered into a Stock Purchase Agreement under which Michelle Investments purchased 2,475,248 shares of the Company’s common stock at a price of $3.03 per share. Michelle Investments paid for the stock through a $7.5 million reduction of the outstanding balance under this loan. Concurrently with the issuance of these shares to Michelle Investments, the Company repaid the remaining balance of the loan out of funds available under the Company’s new credit facility.

Also on June 6, 2001, the Company borrowed an aggregate of $3.4 million from a group of eight investors pursuant to a Loan Agreement. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans are convertible into shares of the Company’s common stock at a conversion rate of $3.16 per share. In connection with this borrowing, the Company issued to the lenders Series B Warrants to purchase up to 460,000 shares of the Company’s common stock in the aggregate at an exercise price of $3.16 per share. In July 2001, all of the notes, plus accrued interest, were converted into an aggregate of 1,088,342 shares of common stock. In addition, the Company entered into a Stock Purchase Agreement with several investors, including four of the Series B Warrant holders, under which they purchased an aggregate of 1,745,201 shares of common stock at a price of $4.2975 per share.

As a condition to obtaining forebearance from the Company’s principal lenders under pre-existing loan agreements, and to secure the $3.4 million in loans above, George Wallner, Chairman and Chief Strategist and a principal stockholder, agreed to loan the Company $3.1 million and to subordinate these loans to the Company’s other indebtedness, including the Company’s new lending facility.

In August 2001, the Company replaced its principal credit facility with a new $45 million senior secured credit facility comprised of a $25 million revolving credit facility and two separate term loans for $5 million and $15 million. The maximum borrowing capacity under this facility is based on inventory and receivables levels and other factors. The borrowers under the new credit facility are the Company and seven of its domestic subsidiaries, and the guarantors consist of Golden Eagle and two of the Company's foreign subsidiaries.

The revolving credit facility, which has a term of three years, bears interest at the greater of 8% per annum or the prime rate plus 2%, and includes a $6 million letter of credit sub-facility. At closing, $12 million was available under the revolving credit facility, after repayment of existing debt and payment of closing costs. The $5 million term loan bears interest at the greater of 10% per annum or the prime rate plus 3%. The $5 million term loan is repayable in six principal installments of $833,333, with the first installment due on the seventh month following closing, and matures one year after closing. The $15 million term loan bears interest at the greater of 14% per annum or the prime rate plus 7%. The $15 million term loan is repayable in $250,000 principal installments, with the first installment due on the thirteenth month following closing, and matures three years after closing. At August 8, 2001, the prime rate used to compute interest rates under the new credit facility was 6.75%.

Under the covenant provisions of the new credit facility, Hypercom has agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to the Company's capital stock (including cash dividends), not make certain investments and not allow the Company's subsidiaries to incur certain types and amounts of debt.

Due to the high cost of funds and the maturity date of a portion of the debt under the new credit facility, the Company anticipates refinancing all or a portion of this indebtedness within the next 12 months. The Company may seek to refinance the new senior credit facility by obtaining additional capital from current or third party sources. The Company's ability to obtain additional capital is dependent upon future operating performance, general economic and competitive conditions and financial, business and other factors, many of which the Company cannot control. The Company's inability to obtain additional capital could place the Company in default under its principal credit agreement or otherwise have an adverse effect on the Company's business and stock price.

As partial consideration for the senior secured credit facility, the Company issued to one of its lenders, Ableco Finance LLC, a Series C Warrant to purchase up to 375,000 shares of common stock at an exercise price of $4.00 per share. The Series C Warrant is exercisable over a period of five years. The Series C Warrant may be exercised, at the same exercise price, for either an additional 350,000 shares at every six-month anniversary of the issue date of the term loans while there remain amounts outstanding under the term loans. The Company also paid to Roth Capital Partners LLC, which assisted in obtaining the new credit facility, a fee of $2.5 million and issued to it a Series D Warrant to purchase up to 312,477 shares of the Company’s common stock at an exercise price of $5.33 per share. The Series D Warrant is exercisable over a period of five years. This fee and the value of the Series C and D Warrants will be amortized as part of the loan costs, and effectively increase the interest rate.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and reducing costs.

BACKLOG

As of June 30, 2001, Hypercom had backlog of $157.1 million, an increase of 34.3%, compared to the same date in 2000.

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

A substantial portion of Hypercom’s revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. During the quarter ended June 30, 2001, the Company was unable to continue its hedging strategies as a result of being in default with its lenders. The Company incurred translation losses of $1.7 million during the quarter ended June 30, 2001, principally from the unfavorable translation of its net foreign investments in Brazil and the United Kingdom.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Pursuant to Item 701(a)-(e) of Regulation S-K, the following information is provided as to all equity securities of Hypercom Corporation issued by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and have not been previously reported in a quarterly report on Form 10-Q, or on an annual report on Form 10-K.

1. On June 6, 2001, the Company issued a Series A Warrant to Michelle Investments LLC ("Michelle") to purchase up to 1,000,000 shares of the Company's common stock, subject to certain adjustments at $3.19 per share, in connection with a $15 million loan that Michelle made to the Company. The Series A Warrant has a term of two years. In August 2001, the Company and Michelle Investments entered into a Stock Purchase Agreement pursuant to which it purchased 2,475,248 shares of the Company's common stock, at a price of $3.03 per share, through a reduction of the outstanding balance of the loan.

2. On June 6, 2001, the Company received $3.4 million in loans from a group of local investors pursuant to a Loan Agreement. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans are convertible into shares of Company's common stock at a price of $3.16 per share. The proceeds from the $3.4 million in loans, after expenses of the transactions, were applied primarily to the payment of trade creditors. In July, 2001, all of the notes were converted into an aggregate of 1,088,342 shares of the Company's common stock. In connection with the loans, the Company issued Series B Warrants to the local investors to purchase up to 460,000 shares of the Company's common stock at an exercise price of $3.16 per share. The Series B Warrants have a term of two years.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on these transactions.

The foregoing transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, governing non-public transactions. Michelle Investments and all of the investors are accredited investors within the meaning of Rule 501(a) under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2001, the Company held their Annual Meeting of Stockholders, at which Jock Patton, William Keiper and Christopher S. Alexander were re-elected as Class II Directors to serve for a two-year term which expires at the Annual Meeting of Stockholders in 2003. George Wallner, Jane Evans and Al Irato continue as Class I Directors and will be up for election at the Annual Meeting of Stockholders in 2002. Voting results for these nominees elected at the 2001 Annual Meeting are summarized as follows:

	Votes For	Votes Withheld

Jock Patton	30,893,856	1,461,959

William Keiper	30,868,856	1,486,959

Christopher S. Alexander	30,744,864	1,580,951

Additionally, the Stockholders approved an amendment to the Hypercom Corporation Long-Term Incentive Plan which increased the number of shares of common stock authorized for issuance thereunder from 5,000,000 to 6,000,000 shares. Voting results are as follows:

Approval to Amendment to
Long-Term Incentive Plan

Shares For	28,933,431

Shares Against	2,936,163

Shares Abstained	486,221

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

4.0	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

Exhibit Number	Description of Exhibit

10.1*	Michelle Investments, LLC Loan Agreement dated June 6, 2001.

10.2*	Michelle Investments, LLC Note dated June 6, 2001.

10.3*	Michelle Investments, LLC Warrant dated June 6, 2001.

10.4*	Local Investors’ Loan Agreement dated June 4, 2001.

10.5*	Local Investors’ Security Agreement dated June 4, 2001.

10.6*	Form of Local Investors’ Note.

10.7*	Form of Local Investors’ Warrant.

10.8*	Amended and Restated Promissory Note dated December 27, 2000.

10.9*	Amended and Restated Promissory Note dated March 31, 2001.

10.10*	Promissory Note dated June 5, 2001.

10.11**	Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, its subsidiaries and Foothill Capital Corporation.

10.12**	Warrant to Abelco Holding LLC, dated August 2, 2001.

10.13**	Warrant to Roth Capital Partners LLC, dated July 31, 2001.

10.14**	Stock Purchase Agreement dated July 31, 2001 by and between Michelle Investments LLC and Hypercom Corporation.

10.15**	Stock Purchase Agreement dated July 30, 2001 by and between Local Investors and Hypercom Corporation.

11.1	Statement re Computation of Per Share Earnings.

15.1	Letter re Unaudited Interim Financial Information.

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

*	Incorporated by reference to the Company’s current report on Form 8-K dated June 5, 2001.

**	Incorporated by reference to the Company’s current report on Form 8-K dated July 30, 2001.

(b) The Company filed Form 8-K’s as follows:

•	February 9, 2001, re: First Amendment to Forbearance and Modification Agreement.

•	April 19, 2001, re: Second Amendment to Forbearance and Modification Agreement.

•	June 5, 2001, re: Third Amendment to Forbearance and Modification Agreement, Michelle Investments, LLC loan and warrants, Local Investors’ loans and warrants and a loan from the Company’s Chairman of the Board.

•	June 5, 2001, re: Conversion feature of Local Investors’ loans (filed on Form 8-K/A).

•	June 25, 2001, re: Commitment letter for an asset-based lending arrangement to replace existing principal lending facility.

•	July 30, 2001, re: New debt facility and privately-placed common equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 13, 2001	By: /s/ Jonathon E. Killmer
Jonathon E. Killmer

Executive Vice President, Chief Financial Officer And Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

4.0	Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35641).

Exhibit Number	Description of Exhibit

10.1*	Michelle Investments, LLC Loan Agreement dated June 6, 2001.

10.2*	Michelle Investments, LLC Note dated June 6, 2001.

10.3*	Michelle Investments, LLC Warrant dated June 6, 2001.

10.4*	Local Investors’ Loan Agreement dated June 4, 2001.

10.5*	Local Investors’ Security Agreement dated June 4, 2001.

10.6*	Form of Local Investors’ Note.

10.7*	Form of Local Investors’ Warrant.

10.8*	Amended and Restated Promissory Note dated December 27, 2000.

10.9*	Amended and Restated Promissory Note dated March 31, 2001.

10.10*	Promissory Note dated June 5, 2001.

10.11**	Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, its subsidiaries and Foothill Capital Corporation.

10.12**	Warrant to Abelco Holding LLC, dated August 2, 2001.

10.13**	Warrant to Roth Capital Parnters LLC, dated July 31, 2001.

10.14**	Stock Purchase Agreement dated July 31, 2001 by and between Michelle Investments LLC and Hypercom Corporation.

10.15**	Stock Purchase Agreement dated July 30, 2001 by and between Local Investors and Hypercom Corporation.

11.1	Statement re Computation of Per Share Earnings.

15.1	Letter re Unaudited Interim Financial Information.

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

*	Incorporated by reference to the Company’s current report on Form 8-K dated June 5, 2001.

**	Incorporated by reference to the Company’s current report on Form 8-K dated July 30, 2001.