Form 10-Q
period 2001-09-30
HYPERCOM CORP
filed 2001-11-14
CIK 1045769

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001.

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.
                         Commission file number: 1-13521

                              HYPERCOM CORPORATION

             (Exact name of registrant as specified in its charter)

                 Delaware                             86-0828608
                 --------                             ----------
             (State or other                       (I.R.S. Employer
             jurisdiction of                        Identification
             incorporation or                           Number)
              organization)

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

                                 Yes [X] No [ ]

Number of shares of the registrant's common stock, $.001 par value per share, outstanding as of October 31, 2001, was 39,795,554.

INDEX


                                                                          PAGE
         PART I.     FINANCIAL INFORMATION

         ITEM 1.     Financial Statements                                   3

                     Notes to Consolidated Financial Statements             6

         ITEM 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         10

         ITEM 3.     Quantitative and Qualitative Disclosures About
                     Market Risk                                           16


         PART II.    OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                     17

         ITEM 2.     Changes in Securities and Use of Proceeds             17

         ITEM 6.     Exhibits and Reports on Form 8-K                      17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                                 SEPTEMBER 30,
                                                                                     2001           DECEMBER 31,
                                                                                  (unaudited)           2000
                                                                                 --------------     ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                    $   8,837          $  13,008
      Restricted cash                                                                  5,021                 --
      Marketable securities, at market                                                    --              2,110
      Accounts receivable, net of allowance for
        doubtful accounts of $3,623 and $3,655                                        83,708             79,010
      Current portion of net investment in direct financing leases                    16,759             20,023
      Inventories, net                                                                56,617             70,358
      Deferred income taxes                                                           12,947             12,946
      Prepaid taxes                                                                    2,999              3,035
      Prepaid expenses and other current assets                                       23,787             19,059
                                                                                   ---------          ---------
Total current assets                                                                 210,675            219,549

      Property, plant and  equipment, net                                             39,026             42,164
      Long-term marketable securities, at market                                         154                820
      Long-term portion of net investment in direct financing leases                  27,714             42,102
      Deferred income taxes                                                            9,024              9,024
      Goodwill, net of amortization of $7,694 and $4,609                              30,625             31,785
      Intangible assets, net of amortization of $3,801 and $2,459                      6,170              6,780
      Other assets                                                                    18,368             17,013
                                                                                   ---------          ---------
Total assets                                                                       $ 341,756          $ 369,237
                                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                34,151             32,531
      Accrued liabilities                                                             23,145             22,137
      Deferred revenue                                                                 2,336              2,390
      Income taxes payable                                                                --              3,237
      Current portion of long-term debt                                               18,934             84,036
                                                                                   ---------          ---------
Total current liabilities                                                             78,566            144,331
      Long-term debt                                                                  53,117             16,355
      Other non-current liabilities                                                      168                404
                                                                                   ---------          ---------
Total liabilities                                                                    131,851            161,090

Stockholders' equity:
      Common stock, $.001 par value; 100,000,000 shares authorized;
         39,754,963 and 34,299,999 shares issued and outstanding at
         September 30, 2001 and December 31, 2000, respectively                           19                 14
      Additional paid-in capital                                                     175,652            152,658
      Receivables from stockholders                                                   (1,498)            (1,498)
      Retained earnings                                                               38,234             59,923
                                                                                   ---------          ---------
                                                                                     212,407            211,097
Treasury stock, 230,088 and 276,500 shares (at cost) at September 30, 2001
      and December 31, 2000, respectively                                             (2,502)            (2,950)
                                                                                   ---------          ---------
Total stockholders' equity                                                           209,905            208,147
                                                                                   ---------          ---------
Total liabilities and stockholders' equity                                         $ 341,756          $ 369,237
                                                                                   =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)


                                                       THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------          -------------------------------
                                                         2001                   2000               2001                  2000
                                                       ---------              ---------          ---------             ---------
Net revenue                                            $  71,011              $  75,915          $ 217,180             $ 243,065
Costs and expenses:
       Costs of revenue                                   44,671                 57,941            139,905               157,071
       Research and development                            7,034                 10,280             22,303                31,590
       Selling, general and administrative                19,076                 25,472             61,419                72,179
       Special direct financing lease provision               --                     --              7,182                    --
                                                       ---------              ---------          ---------             ---------
            Total costs and expenses                      70,781                 93,693            230,809               260,840
                                                       ---------              ---------          ---------             ---------
            Income (loss) from operations                    230                (17,778)           (13,629)              (17,775)

Interest and other income                                     57                    363                512                 1,237
Interest and other expense                                (3,403)                (1,806)            (9,544)               (3,278)
Foreign currency gain (loss)                                 135                   (394)            (4,084)               (1,293)
Loss from investment in equity affiliate                      --                 (5,941)                --                (9,855)
                                                       ---------              ---------          ---------             ---------
            Loss before income taxes                      (2,981)               (25,556)           (26,745)              (30,964)
Income tax benefit                                           596                  3,923              5,349                 4,222
                                                       ---------              ---------          ---------             ---------
            Net loss                                   $  (2,385)             $ (21,633)         $ (21,396)            $ (26,742)
                                                       =========              =========          =========             =========
Net loss per share:
       Basic loss per share                            $   (0.06)             $   (0.63)         $   (0.60)            $   (0.78)
                                                       =========              =========          =========             =========
       Weighted average basic common shares               37,992                 34,264             35,583                34,147
                                                       =========              =========          =========             =========
       Diluted loss per share                          $   (0.06)             $   (0.63)         $   (0.60)            $   (0.78)
                                                       =========              =========          =========             =========
       Weighted average diluted common shares             37,992                 34,264             35,583                34,147
                                                       =========              =========          =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

                                                                                      NINE MONTHS ENDED
                                                                            --------------------------------------
                                                                            SEPT. 30, 2001          SEPT. 30, 2000
                                                                            --------------          --------------
Cash flows from operating activities:
      Net loss                                                              $      (21,396)         $      (26,742)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Amortization of discount on notes payable                                      2,396                      --
      Amortization of beneficial notes payable conversion feature                      667                      --
      Depreciation/amortization                                                     11,690                   9,247
      Bad debt expense                                                                 829                   1,369
      Deferred components of direct financing leases                                  (469)                 (2,864)
      Provision for losses on direct financing leases                               15,377                   8,388
      Provision for excess and obsolete inventory                                    2,182                   1,901
      Equity loss in affiliates                                                                              9,855
      Foreign currency loss                                                          4,084                   1,293
      Deferred income taxes                                                            (14)                    847
      Other                                                                             64                     103
Increase in accounts receivable, inventories, prepaid income taxes,
   prepaid expenses and other current assets & other assets                         (5,979)                (49,321)
(Decrease) increase in accounts payable, accrued liabilities,
   deferred revenue & income taxes payable                                          (2,745)                  5,384
                                                                            --------------          --------------
           Net cash provided by (used in) operating activities                       6,686                 (40,540)
Cash flows from investing activities:
      Advances to related parties                                                                           (2,305)
      Payments received on notes receivable                                            880                     678
      Principal payments received on direct financing leases                         9,437                   7,012
      Funding of direct financing leases                                           (15,733)                (32,949)
      Increase in restricted cash                                                   (1,380)                     --
      Acquisition of controlling interests in subsidiaries,
         net of cash acquired                                                                              (22,996)
      Acquisition of other assets                                                     (732)                 (2,040)
      Proceeds from disposal of property,
         plant & equipment                                                             213                      57
      Purchase of property, plant & equipment                                       (1,617)                 (9,424)
      Purchase of marketable securities                                                                        (94)
      Proceeds from maturity of marketable securities                                2,776                  33,279
                                                                            --------------          --------------
           Net cash used in investing activities                                    (6,156)                (28,782)
Cash flows from financing activities:
      Proceeds from notes payable                                                   18,400                 191,780
      Repayment of notes payable                                                    (7,500)               (145,258)
      Proceeds from long-term debt, net of restricted cash in 2001                  92,276                       0
      Repayment of long-term debt                                                 (123,313)                      0
      Proceeds from sale of lease receivables                                        7,977                       0
      Proceeds from issuance of common stock                                         7,827                   3,122
                                                                            --------------          --------------
           Net cash provided by (used in) financing activities                      (4,333)                 49,644
Effect of exchange rate changes on cash                                               (368)                    647
                                                                            --------------          --------------
Net decrease in cash                                                                (4,171)                (20,325)
Cash & cash equivalents, beginning of period                                        13,008                  26,093
                                                                            --------------          --------------
Cash & cash equivalents, end of period                                      $        8,837          $        5,768
                                                                            ==============          ==============


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the periods have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom's audited financial statements and footnotes thereto included in Hypercom's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - RESTRICTED CASH

In connection with the securitization of direct finance leases (see Note 7), the Company's Equipment Leasing segment ("Golden Eagle") was required to establish restricted cash collection, collateral and reserve accounts. The accounts are principally used for the collection of monthly equipment lease payments, remittance of funds to service the related debt, and to maintain certain credit enhancement and liquidity levels.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                           SEPTEMBER 30,         DECEMBER 31,
                                               2001                  2000
                                           -------------         ------------
Purchased parts                            $      27,521         $     29,744
Work in progress                                   7,683                7,256
Finished goods                                    21,413               33,358
                                           -------------         ------------
                                           $      56,617         $     70,358
                                           =============         ============

NOTE 4 - SEGMENT INFORMATION

As of December 31, 2000 Hypercom had two segments: Point-of-Sale (POS) and Network Systems, and Equipment Leasing.

Hypercom's reportable segments are strategic business units that offer different products and services. They are managed separately because each requires different technologies and marketing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three and nine month periods ended September 30, 2001 and 2000, respectively:

For the Three Months and Period Ended September 30, 2001:

                             POS AND NETWORK            EQUIPMENT
                                 SYSTEMS                 LEASING             CORPORATE            ELIMINATIONS              TOTAL
                             ---------------            ---------            ---------            ------------            ---------
Net revenue                   $    64,172               $   6,839            $      0             $         0             $  71,011
Operating income (loss)       $     4,476               $     113            $ (4,359)            $         0             $     230
Segment Assets                $   673,988               $  76,376            $234,264             $  (642,872)            $ 341,756

For the Three Months and Period Ended September 30, 2000:

                             POS AND NETWORK            EQUIPMENT
                                 SYSTEMS                 LEASING             CORPORATE            ELIMINATIONS              TOTAL
                             ---------------            ---------            ---------            ------------            ---------
Net revenue                   $    69,052               $   6,863            $      0             $         0             $  75,915
Operating income (loss)       $   (11,146)              $    (979)           $ (5,653)            $         0             $ (17,778)
Segment Assets                $   578,883               $  84,949            $152,388             $  (444,513)            $ 371,707

For the Nine Months and Period Ended September 30, 2001:

                             POS AND NETWORK            EQUIPMENT
                                 SYSTEMS                 LEASING             CORPORATE            ELIMINATIONS              TOTAL
                             ---------------            ---------            ---------            ------------            ---------
Net revenue                   $   195,808               $  21,372            $      0             $         0             $ 217,180
Operating income (loss)       $     7,176               $  (7,465)           $(13,338)            $         0             $ (13,629)
Segment Assets                $   673,988               $  76,376            $234,264             $  (642,872)            $ 341,756


For the Nine Months and Period Ended September 30, 2000:

                             POS AND NETWORK            EQUIPMENT
                                 SYSTEMS                 LEASING             CORPORATE            ELIMINATIONS              TOTAL
                             ---------------            ---------            ---------            ------------            ---------
Net revenue                   $   225,144               $  17,921            $      0             $         0             $ 243,065
Operating income (loss)       $     2,131               $  (1,957)           $(17,949)            $         0             $ (17,775)
Segment Assets                $   578,883               $  84,949            $152,388             $  (444,513)            $ 371,707


NOTE 5 - INCOME TAXES

The income tax benefit for federal, state and foreign taxes was $5.3 million and $0.6 million for the nine and three months ended September 30, 2001, respectively, and $4.2 million and $3.9 million for the nine and three months ended September 30, 2000, respectively. The Company's effective rate of income tax benefit was 20% for the nine and three months ended September 30, 2001, and 20% for the nine and three months ended September 30, 2000, respectively.

The income tax benefit for the three and nine months ended September 30, 2001 and 2000, differed from the U.S. statutory rate principally due to foreign taxes, attributable to foreign operations, that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and valuation reserves.

NOTE 6 - NET INVESTMENT IN DIRECT FINANCING LEASES

During the nine months ended September 30, 2001, Golden Eagle recorded an incremental charge to strengthen credit reserves for certain segments of its lease receivables in the amount of $7.2 million in addition to its normal provision. This charge represents management's estimate of potential loan losses that exceed its historical rate of loan losses.

The following factors contributed to Golden Eagle's decision in the first quarter of 2001 to strengthen credit reserves:

         - We identified several new vendor programs that were established in 2000, and contributed significantly to funding volume in 2000, which were experiencing losses at higher levels than historic loss levels for other vendor programs. These programs involved independent sales organizations providing additional services to the merchants (lessees) as part of the lease program. If service levels were not as the merchants expected, the likelihood of their making required lease payments is reduced. Losses for these programs began to exceed historical levels for the quarter ended March 31, 2001;

         - Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

         - The overall credit mix of the portfolio was slightly skewed (a few percentage points) toward higher risk credits, commonly described as C and D rated credits. C and D credit leases booked in the year 2000 appeared to be performing significantly worse than C and D credits in previous years as we analyzed activity through March 31, 2001; and

         - The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

Continued losses that exceed historical trends could result in the substantial impairment of Golden Eagle's goodwill, which amounted to $20.7 million, net as of September 30, 2001.

Additionally, during the nine months ended September 30, 2001, Golden Eagle sold a portion of its lease receivables. Proceeds from the sales amounted to $8.0 million. There was a corresponding reduction in net investment in financing leases of $8.1 million as a result of these sales.

NOTE 7 - DEBT AND EQUITY TRANSACTIONS

On May 24th, 2001, Golden Eagle completed a securitization of $45.6 million in principal balances of leases. The securitization was accounted for as a financing transaction. In connection with the securitization, Golden Eagle, through a special purpose subsidiary, Golden Eagle Funding Corp., issued $32 million of contract-backed term notes ("the Notes"). The Notes are collateralized by equipment leases acquired from Golden Eagle, security interest in the leased equipment, cash collateral and reserve accounts, as well as other contractual rights and residual proceeds. Proceeds from the Notes were used to payoff existing Golden Eagle debt facilities, including $4.1 million, which was paid against Hypercom's revolving credit facility. The Notes bear interest at an annual rate of 8.58%. Principal and interest are payable on a monthly basis until maturity on November 16, 2006. The principal balance outstanding on the Notes at September 30, 2001 was $27.9 million.

On June 4th, 2001, the Company entered into loan agreements with individual investors for an aggregate sum of $3.4 million bearing interest at 7.5% per annum. Proceeds from the loans were limited for the purpose of buying inventory components and other inventory raw materials. The loans were convertible into common stock at $3.16 per share. On July 30, 2001 the individual investors elected to convert their $3.4 million in loans, plus accrued interest, into 1,088,342 shares of the Company's common stock, at $3.16 per share.

Concurrent with the individual investor loan agreements, the Company entered into Stock Warrant agreements (Series B) whereby the individual investors can buy an aggregate of 460,000 shares of the Company's common stock at an exercise price of $3.16 per share. The stock warrants have a term of two years. The estimated fair value of the Series B stock warrants at the date issued was $1.44 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and loan discount. Amortization of the loan discount, in the amount of $0.4 million and $0.7 million, has been charged to interest expense during the quarter and nine months ended September 30, 2001, respectively.

On June 6th, 2001, the Company entered into a $15 million loan agreement with a bridge investor, who is a shareholder of one of the Company's largest customers. The loan had a one-year term with interest at 7.5% per annum. Proceeds from the loan were used to pay trade creditors and the Company's principal lending group. On July 31, 2001, the bridge investor purchased 2,475,248 shares of the Company's common stock for $7.5 million through a reduction in the Company's note payable balance by the same amount. Concurrently with the sale of these shares, the Company repaid the remaining balance of the note, of $7.5 million out of funds from the Company's new credit facility discussed further in this Note.

Concurrent with the bridge investor loan agreement, the Company entered into a Stock Warrant agreement (Series A). In accordance with the Stock Warrant agreement, the bridge investor has a stock warrant to purchase 1,000,000 shares of the Company's common stock, at an exercise price of $3.19 expiring June 6, 2003. The estimated fair value of the stock warrant to purchase 1,000,000 shares of the Company's common stock, at the date issued, was $1.36 per share using a Black-Scholes option pricing model. The total fair value of the stock warrant, of $1.4 million was recorded as additional paid in capital and loan discount. Amortization of the loan discount, in the amount of $0.7 million and $1.4 million, has been charged to interest expense during the quarter and nine months ended September 30, 2001, respectively.

In addition, on July 30, 2001, additional individual investors, as well as certain individual investors who converted their loans to stock, purchased 1,745,201 shares of the Company's common stock for $7.5 million, at $4.2975 per share.

On August 2, 2001, the Company closed and received funding from a $45 million credit facility with a new lending group. The credit facility includes a revolving line of credit of $25 million and two separate term loans for $5 million and $15 million respectively. Borrowings under the revolving line of credit are based primarily on inventory and accounts receivable levels. Proceeds from the financing package were used to pay off the existing primary lending group, as well as the remaining unpaid principal owed to the bridge investor.

The revolving line of credit, which has a term of three years, bears interest at the greater of 8% per annum or the prime rate plus 2%, if amounts are outstanding under the term loans, or the prime rate plus 1% if there are no amounts outstanding under the term loans, and includes a $6 million letter of credit sub-facility. The $5 million term loan bears interest at the greater of 10% per annum or the prime rate plus 3%. The $5 million term loan is repayable in six principal installments of $833,333, with the first installment due on the seventh month following closing, and matures one year after closing. The $15 million term loan bears interest at the greater of 14% per annum or the prime rate plus 7%. The $15 million term loan is repayable in $250,000 principal installments, with the first installment due on the thirteenth month following closing, and matures three years after closing. At September 30, 2001, the prime rate used to compute interest rates under the new credit facility was 6.0%.

Under the covenant provisions of the new credit facility, the Company has agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to the Company's capital stock (including cash dividends), not make certain investments and not allow subsidiaries to incur certain types and amounts of debt. In particular, subject to special exceptions, these covenants prohibit the Company from:

         -        incurring any additional indebtedness;

         - incurring or permitting to exist any additional liens on the Company's assets;

         - engaging in a change of control transaction or other fundamental change, such as a merger, recapitalization or liquidation;

         - disposing of the Company's assets, including equipment and inventory, outside the ordinary course of business;

         - prepaying or modifying the terms of the Company's existing indebtedness, except in connection with a permitted financing;

         - redeeming, repurchasing or paying dividends or other distributions on the Company's capital stock;

         - engaging in certain transactions with the Company's affiliates;

         - failing to maintain specified levels of EBITDA and tangible net worth and ratios of senior debt and total debt to EBITDA; and

         -        issuing or selling any prohibited preferred stock.

On November 13, 2001, the Company entered into a modification of certain of its loan covenants, including the minimum EBITDA requirements, to take into consideration the temporary impact of delayed shipments as a result of the September 11, 2001 terrorist attacks. The delay in shipments resulted in a shortfall under the EBITDA covenants for the quarter ended September 30, 2001. The modification disregards the EBITDA requirement for the period ending September 30, 2001, and sets forth new monthly minimum EBITDA targets for both October and November of 2001. In addition, on October 3, 2001, the Company amended its loan agreement to finalize the monthly expense levels permitted under the new credit facility.

In connection with obtaining the new credit facility, the Company issued Series C and D stock purchase warrants, both of which expire in 5 years. The Series C warrant entitles the holder to purchase an initial 375,000 shares of the Company's common stock at an exercise price of $4.00. Additionally, the Series C warrant holder is entitled to purchase, at an exercise price of $4.00, 350,000 shares at every six-month anniversary of the issue date of the term loans while there remain amounts outstanding under the term loans. The estimated fair value of the Series C stock warrant to purchase 375,000 shares of the Company's common stock, at the date issued, was $2.64 per share using a Black-Scholes option pricing model. The fair value of the Series C stock warrant to purchase 375,000 shares of the Company's common stock, of $1.0 million was recorded as additional paid in capital and loan discount. Amortization of the loan discount is recorded in interest expense over a three-year term. At each six-month interval, while amounts remain outstanding under the term loans, the Company will determine the fair value of the additional stock warrant shares and amortize the fair value of such shares into interest expense over six-month intervals.

The Series D warrant holder is entitled to purchase 312,477 shares of the Company's common stock at an exercise price of $5.33, with such warrants being issued as part of a fee for acting as placement agent in the above mentioned new credit facility. In addition to the warrants, a cash fee of $2.5 million was also paid and recorded as debt issuance costs. The estimated fair value of the Series D stock warrant to purchase 312,477 shares of the Company's common stock, at the date issued, was $2.24 per share using a Black-Scholes option pricing model. The fair value of the Series D stock warrant, of $0.7 million was recorded as additional paid in capital and debt issuance costs. Amortization of the debt issuance costs, including the fair value of the Series D stock warrant and the cash fee paid, is recorded in interest expense proportionately based on the various terms of the new credit facility.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, the Company entered into loan agreements as amended and restated, with a director and stockholder of the Company in the aggregate amount of $1.6 million. The loans bear interest at 12% annually, and are due January 31, 2003.

NOTE 9 - NEW PRONOUNCEMENTS

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes To The Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements, and that could affect the Company's results of operations and financial position generally, are set forth in Exhibit 99.1, which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended September 30, 2001, decreased $4.9 million or 6.5% to $71.0 million from $75.9 million in the three months ended September 30, 2000. This decrease was principally due to delays in the receipt of components resulting from the tragic events of September 11, 2001. Such delays resulted in the Company temporarily being unable to fulfill approximately $12.3 million in customer orders in Brazil. Such orders will be shipped primarily in the fourth quarter of 2001.

Net revenue for the nine-month period ended September 30, 2001, decreased $25.9 million or 10.7% to $217.2 million from $243.1 million in the nine-month period ended September 30, 2000. This decrease was principally due to the Company's temporary inability to fulfill orders as noted in the preceding paragraph, and the timing of several large Latin America orders in the nine-month period ended September 30, 2000, which did not recur in 2001.

Net revenues from services activities, principally derived from POS support services, comprised less than 10% of total net revenue in both the three and nine months ended September 30, 2001, and September 30, 2000, respectively. Our only revenues from long-term contracts in these periods were derived from our contract with the Brazilian Health Ministry, which commenced in the second half of 2000. Net revenues from this contract amounted to less than 10% of total net revenue in both the three and nine months ended September 30, 2001 and September 30, 2000, respectively.

COST OF REVENUE

Hypercom's cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense with respect to direct financing leases. The costs of revenue for the three-month period ended September 30, 2001 decreased $13.2 million or 22.8% to $44.7 million from $57.9 million in the three months ended September 30, 2000. Gross margin increased $8.4 million for the three-month period ended September 30, 2001, compared to the same period in the prior year. For the nine-month period ended September 2001, costs of revenue decreased $17.2 million or 10.9% to $139.9 million from $157.1 million in the nine-month period ended September 30, 2000. Gross margin decreased $8.7 million for the nine-month period ended September 30, 2001, compared to the same period in the prior year.

As a percentage of revenue, gross margin increased from 23.7% in the three-months ended September 30, 2000 to 37.1% for the three months ended September 30, 2001. This increase is primarily attributed to improved manufacturing efforts and the related stabilization of the interactive consumer environment (ICE) product family and factors affecting the quarter ended September 30, 2000, which did not recur during the quarter ended September 30, 2001.

The Company experienced increased manufacturing costs during the quarter ended September 30, 2000 due to greater than anticipated manufacturing volumes in the U.S. versus China, transition costs of moving the production for the ICE product family to China, higher component costs resulting from increased purchases from distributors, which offer extended credit terms, but higher prices, and cost related to reworking and stabilizing the new screen based family of terminals. These increased manufacturing costs amounted to approximately $1.4 million. During the quarter ended September 30, 2001, the Company was in full production of the ICE product family in China, has shifted away from purchases with distributors and experienced less rework as the ICE product continues to stabilize.

During the quarter ended September, 30, 2000, the Company increased its warranty reserves in the amount of $2.4 million primarily in connection with higher sales of the Company's new ICE product family, which at that point was early in the life cycle of the product. During the quarter ended September 30, 2001, it was not necessary to increase reserves due to the continued stabilization of the ICE product family.

Further, the gross margin of the Company's equipment leasing segment increased from 28.4% for the quarter ended September 30, 2000, to 38.5% for the quarter ended September 30, 2001 on approximately $6.9 million in revenue for both quarters. The primary factor contributing to this increase is a better mix of higher credit leases and lower borrowing rates. This increase resulted in an additional $0.7 million in gross margin.

As a percentage of revenue, gross margin increased from 35.4% in the nine-months ended September 30, 2000 to 35.6% for the nine-months ended September 30, 2001. This increase was primarily attributed to the stabilization of the ICE product family during 2001. During the nine months ended September 30, 2000, the Company experienced margins of approximately 41% through June 30, 2000 due to a larger portion of sales from the higher margin legacy products. This higher margin through June 30, 2000 was offset during the third quarter of 2000 by the shift in product mix toward the ICE product and other factors discussed in the preceding paragraphs, thereby reducing the margin for the nine months ended September 30, 2000 to 35.4%.


RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the quarter ended September 30, 2001 decreased $3.3 million or 32.0% to $7.0 million from $10.3 million in the quarter ended September 30, 2000, and for the nine-months ended September 30, 2001 decreased $9.3 million or 29.4% to $22.3 million from $31.6 million in the nine-months ended September 30, 2000. This decrease was directly attributable to our cost cutting efforts of reducing personnel and curtailing spending for research and development materials. Since substantially all development activities related to the introduction of the ICE product family and the ePic initiative were completed in 2000, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing product and to a much lesser extent, new product introductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $19.1 million for the quarter ended September 30, 2001, compared to $25.5 million for the comparative quarter in the prior year. This $6.4 million or 25.1% decrease is attributable to worldwide cost containment measures and the decreased revenue relative to the same quarter in the prior year, which results in lower sales commissions.

Selling, general and administrative expenses for the nine-month period ended September 30, 2001 decreased $3.6 million or 5.0% to $68.6 million from $72.2 million in the nine-month period ended September 30, 2000. This decrease was also the result of cost containment efforts and lower sales commission expenses.

SPECIAL DIRECT FINANCING LEASE PROVISION

During the quarter ended March 31, 2001, the Company's Equipment Leasing segment recorded an incremental charge to strengthen credit reserves for certain segments of its lease receivables in the amount of $7.2 million in addition to its normal provision. This charge represents management's estimate of potential loan losses that exceed its historical rate of loan losses.

The following factors contributed to Golden Eagle's decision in the first quarter of 2001 to strengthen credit reserves:

         - We identified several new vendor programs that were established in 2000, and contributed significantly to funding volume in 2000, which were experiencing losses at higher levels than historic loss levels for other vendor programs. These programs involved independent sales organizations providing additional services to the merchants (lessees) as part of the lease program. If service levels were not as the merchants expected, the likelihood of their making required lease payments is reduced. Losses for these programs began to exceed historical levels for the quarter ended March 31, 2001;

         - Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

         - The overall credit mix of the portfolio was slightly skewed (a few percentage points) toward higher risk credits, commonly described as C and D rated credits. C and D credit leases booked in the year 2000 appeared to be performing significantly worse than C and D credits in previous years as we analyzed activity through March 31, 2001; and

         - The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

Continued losses that exceed historical trends could result in the substantial impairment of Golden Eagle's goodwill, which amounted to $20.7 million, net as of September 30, 2001.

LOSS FROM OPERATIONS

Income from operations for the quarter ended September 30, 2001 increased $18.0 million to $0.2 million compared to a loss of $17.8 million for the same quarter in the prior year. The increase resulted primarily from the gross margin improvement and expense reductions when compared to the same quarter of the prior year.

For the nine-months ended September 30, 2001 the loss from operations of $13.6 million compares to a loss of $17.8 million for the same period in the prior year. This improvement results primarily from reductions in research and development and selling, general and administrative expenses of $20.0 million offset by the special direct financing lease provision of $7.2 million and lower revenues, resulting in a decrease in gross margin of $8.7 million.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

Interest and other income of $0.1 and $0.5 million for the three and nine-month periods ended September 30, 2001, respectively consisted primarily of returns on short and long-term investments. The Company incurred interest and other expense of $3.4 million during the quarter ended September 30, 2001, which consisted primarily of interest expense of $2.9 million on borrowings for notes payable, long-term debt, and amortization of loan discounts from warrants issued. Other expenses in the amount of $0.5 million consisted primarily of charges associated with the requirements under the debt forbearance agreements and other related costs associated with being in default with its lenders. Interest and other expense for the nine-month period ended September 30, 2001 of $9.5 million consisted of the same items noted above for the whole nine month period, as well as amortization of a beneficial conversion feature on convertible notes payable, whereas the nine-month period ended September 30, 2000 consisted principally of non-default interest on long-term debt. Foreign currency gain of $0.1 million during the three-month period ended September 30, 2001, resulted principally from the favorable translation of its net foreign investments in the United Kingdom which offset losses in Brazil.

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

As a result of the Company's efforts to cut costs and increase cash flows, cash flows from operations improved from a negative $40.5 million in the nine-month period ended September 30, 2000, to a positive cash flow from operations of $6.7 million for the nine-month period ended September 30, 2001. This improvement was primarily a result of cuts in research and development expenses and reductions in inventory balances. At September 30, 2001, we had accounts receivable of $83.7 million, an increase of $4.7 million over the balance at December 31, 2000 of $79 million. This increase was primarily the result of receivables on our Brazilian Health Ministry contract in September 2001 in the amount of $11.6 million compared to approximately $2.6 million receivable on the same contract at December 31, 2000. During the nine months ended September 30, 2001, and as a result of nearing the completion of the delivery stages of this contract, we attained scheduled performance milestones under the Brazilian contract at the end of June 30, 2001, well above the level that existed at December 31, 2000. Such performance milestones are based on approval from the Brazilian Health Ministry, after full delivery of products and services for each scheduled performance milestone. Payment is generally received within four months after such approval. Excluding the net increase in accounts receivable of $9.0 million attributed to the Brazilian contract, accounts receivable decreased $4.3 million as a result of our emphasis on lowering accounts receivable balances through stricter enforcement of credit policies and increased collection efforts. Payment terms on our terminal product sales generally range from net 30 to 60 days depending on the circumstances of each order. The Company used $6.2 million in investing activities. Long-term debt decreased $28.3 million to $72.1 million at September 30, 2001, from $100.4 million at December 31, 2000. Working capital and cash was $132.1 million and $8.8 million at September 30, 2001, compared to $75.2 and $13.0 million at December 31, 2000, respectively.

Capital expenditures totaled $1.6 million for the nine months ended September 30, 2001, compared to $9.4 million for the nine months ended September 30, 2000. Depreciation expense was $7.3 million and $5.5 million for the nine months ended September 30, 2001 and 2000, respectively.

Credit Agreements and Liquidity Concerns

During May, June, July and August of 2001, the Company completed a series of financing transactions as follows;

On May 24, 2001, Golden Eagle securitized approximately $45 million of its equipment leases (based on total discounted contract balances at the closing date). The securitization was accomplished through the sale by Golden Eagle of these receivables to a newly formed bankruptcy remote company, Golden Eagle Funding Corp. ("GEF"). GEF issued notes in the principal amount of approximately $32 million which are secured by the lease receivables. The interest rate on the notes is 8.58 % per annum and the notes mature on November 16, 2006.

On June 6, 2001, the Company entered into certain interim financing arrangements pending the completion of the refinancing of the Company's credit facilities. The Company borrowed $15 million from Michelle Investments LLC, a shareholder of one of the Company's significant customers, pursuant to a Loan and Security Agreement. The loan bore interest at 7.5% per annum and had a maturity date of June 6, 2002. In connection with the Michelle Investments loan, the Company granted to Michelle Investments a Series A Warrant to purchase up to 1,000,000 shares of the Company's common stock, subject to certain adjustments, at an exercise price of $3.19 per share. In July 2001, the Company and Michelle Investments entered into a Stock Purchase Agreement under which Michelle Investments purchased 2,475,248 shares of the Company's common stock at a price of $3.03 per share. Michelle Investments paid for the stock through a $7.5 million reduction of the outstanding balance under this loan. Concurrently with the issuance of these shares to Michelle Investments, the Company repaid the remaining balance of the loan out of funds available under the Company's new credit facility.

Also on June 6, 2001, the Company borrowed an aggregate of $3.4 million from a group of eight investors pursuant to a Loan Agreement. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans are convertible into shares of the Company's common stock at a conversion rate of $3.16 per share. In connection with this borrowing, the Company issued to the lenders Series B Warrants to purchase up to 460,000 shares of the Company's common stock in the aggregate at an exercise price of $3.16 per share. In July 2001, all of the notes, plus accrued interest, were converted into an aggregate of 1,088,342 shares of common stock. In addition, the Company entered into a Stock Purchase Agreement with several investors, including four of the Series B Warrant holders, under which they purchased an aggregate of 1,745,201 shares of common stock at a price of $4.2975 per share.

As a condition to obtaining forebearance from the Company's principal lenders under pre-existing loan agreements, and to secure the $3.4 million in loans above, George Wallner, Chairman and Chief Strategist and a principal stockholder, agreed to loan the Company $3.1 million and to subordinate these loans to the Company's other indebtedness, including the Company's new lending facility.

On August 2, 2001, the Company replaced its principal credit facility with a new $45 million senior secured credit facility comprised of a $25 million revolving credit facility and two separate term loans for $5 million and $15 million. The maximum borrowing capacity under this facility is based on inventory and receivables levels and other factors. The borrowers under the new credit facility are the Company and seven of its domestic subsidiaries, and the guarantors consist of Golden Eagle and two of the Company's foreign subsidiaries.

The revolving credit facility, which has a term of three years, bears interest at the greater of 8% per annum or the prime rate plus 2%, or prime rate plus 1% if no amounts are outstanding on the term loans, and includes a $6 million letter of credit sub-facility. The $5 million term loan bears interest at the greater of 10% per annum or the prime rate plus 3%. The $5 million term loan is repayable in six principal installments of $833,333, with the first installment due on the seventh month following closing, and matures one year after closing. The $15 million term loan bears interest at the greater of 14% per annum or the prime rate plus 7%. The $15 million term loan is repayable in $250,000 principal installments, with the first installment due on the thirteenth month following closing, and matures three years after closing. At September 30, 2001, the prime rate used to compute interest rates under the new credit facility was 6.00%.

Under the covenant provisions of the new credit facility, Hypercom has agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to the Company's capital stock (including cash dividends), not make certain investments and not allow the Company's subsidiaries to incur certain types and amounts of debt.

On November 13, 2001, the Company entered into a modification of certain of its loan covenants, including the minimum EBITDA requirements, to take into consideration the temporary impact of delayed shipments as a result of the September 11, 2001 terrorist attacks. The delay in shipments resulted in a shortfall under the EBITDA covenants for the quarter ended September 30, 2001. The modification disregards the EBITDA requirement for the period ending September 30, 2001, and sets forth new monthly minimum EBITDA targets for both October and November of 2001. In addition, on October 3, 2001, the Company amended its loan agreement to finalize the monthly expense levels permitted under the new credit facility.

Due to the high cost of funds and the maturity date of a portion of the debt under the new credit facility, the Company anticipates refinancing all or a portion of this indebtedness within the next 9 months. The Company may seek to refinance the new senior credit facility by obtaining additional capital from current or third party sources. The Company's ability to obtain additional capital is dependent upon future operating performance, general economic and competitive conditions and financial, business and other factors, many of which the Company cannot control. The Company's inability to obtain additional capital could place the Company in default under its principal credit agreement or otherwise have an adverse effect on the Company's business and stock price.

As partial consideration for the senior secured credit facility, the Company issued to one of its lenders, Ableco Finance LLC, a Series C Warrant to purchase up to 375,000 shares of common stock at an exercise price of $4.00 per share. The Series C Warrant is exercisable over a period of five years. The Series C Warrant may be exercised, at the same exercise price, for either an additional 350,000 shares at every six-month anniversary of the issue date of the term loans while there remain amounts outstanding under the term loans. The Company also paid to Roth Capital Partners LLC, which assisted in obtaining the new credit facility, a fee of $2.5 million and issued to it a Series D Warrant to purchase up to 312,477 shares of the Company's common stock at an exercise price of $5.33 per share. The Series D Warrant is exercisable over a period of five years. This fee and the value of the Series C and D Warrants will be amortized as part of the loan costs, and effectively increase the interest rate.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and reducing costs.

BACKLOG

As of September 30, 2001, Hypercom had backlog of $158.2 million, compared to $157 million at the same date in 2000.

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

A substantial portion of Hypercom's revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. The Company incurred translation gain of $0.1 million during the quarter ended September 30, 2001, principally from the favorable translation of its net foreign investments in the United Kingdom, which offset losses in Brazil.

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption "Risks Associated with International Operations and Foreign Currency Fluctuations" of "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS" set forth in Exhibit 99.1, attached hereto.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 3 of Part I of Hypercom's Form 10-K for the year ended December 31, 2000, for disclosures regarding pending matters.

Arbitration Matter:

On September 21, 2001, the Company received a demand for arbitration from Leonard Friedlander and Lawrence Lawler, Jr., sellers of a microticket leasing business acquired by the Company in January 2000 (operated now as a Company subsidiary, Golden Eagle Leasing Financial, Inc.). They have alleged violations of the earn-out provisions of the purchase and sale agreement, and their employment contracts, and seek millions of dollars in cash and stock. The Company believes these claims are without merit and intends to vigorously defend them. No assurance can be made as to the ultimate outcome.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Pursuant to Item 701 (a)-(e) of Regulation S-K, the following information is provided as to all equity securities of Hypercom Corporation issued by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended, and have not been previously reported in a quarterly report on Form 10-Q, or on an annual report on Form 10-K.

1. On July 31, 2001, as partial placement fee related to the senior secured credit facility, the Company issued to Roth Capital Partners LLC, a Series D Warrant to purchase up to 312,477 shares of the Company's common stock at an exercise price of $5.33 per share. The Series D Warrant is exercisable over a period of five years.

2. On August 2, 2001, as partial consideration for the senior secured credit facility, the Company issued to one of its lenders, Ableco Finance LLC, a Series C warrant to purchase up to 375,000 shares of common stock at an exercise price of $4.00 per share. The Series C warrant is exercisable over a period of five years. The Series C Warrant may be exercised, at the same exercise price, for an additional 350,000 shares at every six-month anniversary of the issue date of the term loans while there remains amounts outstanding under the term loans.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on these transactions.

The foregoing transactions were effected pursuant to Section 4(2) of the Securities Act of 1933, governing non-public transactions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     3.1*           Amended and Restated Certificate of Incorporation of
                    the Company.

     3.2*           Amended and Restated Bylaws of the Company.

     4* Amended and Restated Certificate of Incorporation of the Company.

    10.1            Amendment No. One dated October 3, 2001, to Loan and
                    Security Agreement dated July 31, 2001, by and among
                    Hypercom Corporation, its subsidiaries and Foothill
                    Capital Corporation.

    10.2            Amendment No. Two dated November 13, 2001, to Loan and
                    Security Agreement dated July 31, 2001, by and among
                    Hypercom Corporation, its subsidiaries and Foothill
                    Capital Corporation.

    11.1            Statement re Computation of Per Share Earnings.

    99.1            Cautionary Statement Regarding Forward-Looking
                    Statements and Risk Factors.

* Incorporated by reference to the Company's Registration Statement on Form S-1. (Registration Statement No. 333-35641).

(b) The Company filed Form 8-K's as follows:

    - July 30, 2001, re: New credit facility and privately-placed common equity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 13, 2001              By: /s/ Jonathon E. Killmer
                                     ---------------------------
                                     Jonathon E. Killmer

                                     Executive Vice President, Chief Financial
                                     Officer, Chief Operating Officer and Chief
                                     Administrative Officer (duly authorized
                                     officer and Principal Financial Officer)

                               Index to Exhibits

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT
     3.1*           Amended and Restated Certificate of Incorporation of
                    the Company.

     3.2*           Amended and Restated Bylaws of the Company.

     4* Amended and Restated Certificate of Incorporation of the Company.

    10.1            Amendment No. One dated October 3, 2001, to Loan and
                    Security Agreement dated July 31, 2001, by and among
                    Hypercom Corporation, its subsidiaries and Foothill
                    Capital Corporation.

    10.2            Amendment No. Two dated November 13, 2001, to Loan and
                    Security Agreement dated July 31, 2001, by and among
                    Hypercom Corporation, its subsidiaries and Foothill
                    Capital Corporation.

    11.1            Statement re Computation of Per Share Earnings.

    99.1            Cautionary Statement Regarding Forward-Looking
                    Statements and Risk Factors.

* Incorporated by reference to the Company's Registration Statement on Form S-1. (Registration Statement No. 333-35641).