Form 10-K405
period 2001-12-31
HYPERCOM CORP
filed 2002-04-01
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

Commission file number: 1-13521

HYPERCOM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0828608 (I.R.S. Employer Identification Number)

2851 West Kathleen Road
Phoenix, Arizona 85053
(Address of principal executive offices) (Zip Code)

(602) 504-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	New York Stock Exchange

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $121,427,138 as of March 25, 2002 (based on the closing price of the common stock on the New York Stock Exchange on that date).

         Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 25, 2002, was 47,760,309.

Documents Incorporated By Reference

         Material from the Company’s Proxy Statement relating to its 2002 Annual Meeting of Stockholders has been incorporated by reference into Part III, Items 10, 11, 12 and 13.

PART I

Item 1. Business

Hypercom

         We are a leading global provider of electronic payment solutions that add value at the point-of-sale (POS) for consumers, merchants and acquirers, such as banks and processing companies. Our products include secure card payment terminals and web appliances, networking equipment and software applications for e-commerce, mobile commerce, smart cards and traditional credit, charge and debit card payment applications. Card Technology Magazine ranked us as the industry leader of point-of-sale terminals, based on unit shipments, in 2000.

         Our principal executive offices are located at 2851 West Kathleen Road, Phoenix, Arizona, 85053 and our telephone number is (602) 504-5000. Our website is located at www.hypercom.com. The information on our website is neither incorporated by reference into, nor a part of, this Report.

The Company

         We are a leading global provider of electronic payment solutions that add value at the point-of-sale for consumers, merchants and acquirers. Our products include secure card payment terminals and web appliances, networking equipment and software applications for e-commerce, mobile commerce, smart cards and traditional payment applications, and micro-ticket leasing of terminals.

         We operate through numerous divisions and more than 30 subsidiaries. Our principal divisions include:

•	Hypercom POS USA/Canada, which is responsible for our POS payment system operations in the U.S. and Canada;

•	Hypercom International, which is responsible for international marketing, sales and distribution of our POS payment systems and enterprise networking products;

•	Hypercom Network Systems, which is responsible for our enterprise networking operations;

•	Hypercom Manufacturing Resources which is responsible for all of our manufacturing operations; and

•	Golden Eagle Leasing, Inc., which is responsible for micro-ticket leasing of terminals.

         With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of affiliates and offices in Argentina, Australia, Brazil, Chile, China, Germany, Hong Kong, Hungary, Mexico, Russia, Singapore, Sweden, the United Kingdom and Venezuela.

         We believe that we are the leading provider of POS terminals in the world, have the largest installed base in Latin America and are the third largest provider in Asia/Pacific. In 2001, Card Technology Magazine ranked us as the industry leader based on unit shipments in 2000. Our total card payment systems provide a fast, flexible and secure global transaction environment. Card-based payment systems enable users to engage in payment and non-payment activities such as credit, debit and charge payments, electronic benefit transfers, loyalty systems, coupon programs and medical claims and payments.

         Our Network Systems unit develops, manufactures, markets and supports both standard and customized networking solutions to support POS systems. Network Systems also provides custom solutions for general networking purposes.

         We are the successor to an Australian company founded in 1978 by George Wallner, our Chairman and Chief Strategist. The company’s operations were primarily focused on Asian markets until 1987 when the company expanded its operations into the United States. On June 5, 1996, we reincorporated in Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian company and its subsidiaries and affiliates.

         During 2001, we entered into a series of significant financing transactions.

         In May 2001, our leasing subsidiary, Golden Eagle Leasing, Inc, securitized approximately $45 million of its lease receivables through the sale of those receivables to Golden Eagle Funding Corp, its newly-formed bankruptcy remote subsidiary.

         In June and July, 2001, we obtained various bridge loans totaling $18.4 million, $10.9 of which subsequently was converted into shares of our common stock, and sold shares of our common stock to several investors, including some of the lenders in the bridge loans. In August 2001, we replaced our principal credit facility with a new $45 million senior secured credit facility comprised of a $25 million revolving credit facility and two separate term loans totaling $20 million, and paid off the remaining $ 7.5 million of the bridge loans with a portion of the proceeds.

         In March 2002, we sold shares of our common stock in a private offering to select institutional investors and high net worth individuals. We used the net proceeds of approximately $36,150,000 from the offering to repay $18,750,000 of outstanding principal and accrued interest on the two term loans under the credit facility, to repay $3.4 million of outstanding principal and accrued interest on loans from a director and principal shareholder, and to paydown $5,035,000 of outstanding principal and accrued interest under the revolving credit facility. We will use the balance of the net proceeds for general corporate purposes.

Industry Background

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

         In recent years, consumers demanding fast, convenient and secure methods of payment have increasingly preferred card-based payments. The increasing use of debit, credit and charge cards and the proliferation of new electronic payment methods and programs are driving the need for POS payment systems which:

•	support a wide array of payment and program options,

•	are scalable, flexible and cost-effective,

•	provide fast, secure data transmission, and

•	can work with existing legacy systems, which form the backbone of the electronic payments industry.

         Many of today’s installed base of POS terminals are relatively old and, we believe, need to be replaced to handle the increased volume and data-intensive applications which are projected for the POS market. In addition, the components of current POS payment systems typically are supplied by multiple vendors, which may affect interoperability, scalability and upgradeability.

         New electronic payment technologies are expected to facilitate the introduction of additional electronic payment applications. These include sophisticated customer loyalty programs and stored value (or “smart”) cards, and the use of POS systems in new vertical industries, such as health care and the electronic payment of government benefits, which is already available in several states and is required to be available for federal programs.

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

         According to the Nilson Report newsletter, based in Oxnard, California, “four card-based systems — credit, debit, stored value and electronic benefits transfer — accounted for 25.6% of total consumer payments in 1998 up from 24.0% in 1997. By 2010, their share will increase to 47.1%. The biggest gain in market share of card payments will come from debit cards whose steadily increasing usage has the biggest effect on the declining use of checks and cash at the point of sale. Between 1998 and 2010 debit card volume will grow by 780%, credit card volume will increase by 163%, electronic benefit transfer card volumes will increase by 444% (as these cards replace paper food stamps), and stored-value cards (prepaid) card volume will increase by 481%. By 2005, stored-value and electronic benefit transfer cards will become larger payment systems than traveler’s checks and official checks are now.”

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

Products and Services

         We provide “system-level” products and services to our electronic transaction customers, including POS terminals and peripherals, PIN pads, network access controllers and Internet-enabled, value-added applications. We offer our customers a full range of functionality, from the basic to advanced, and can also provide networking and Internet functionality. In addition, we provide POS support services.

         Our terminal products include stand-alone terminals, compact terminals that have integrated printers and wireless terminals for specific industry applications, such as automobile rental, restaurants and temporary merchant locations. Our terminal products are designed for use with magnetic stripe cards, such as typical credit, debit or charge cards, as well as with smart or chip cards. Terminal functionality ranges from routine tasks, such as credit or debit authorization, electronic draft capture and electronic batch submission and settlement, to high level functions, such as customer loyalty programs, eligibility checking for health insurance or government benefits, time and attendance data collection reporting and Internet access through the terminal. These products feature a modular design to allow for easy upgrades as new technologies become available.

         The principal peripheral products that interface with our terminals include printers, PIN pads, receipt capture devices and communications products. Printers enable printing of customer receipts. PIN pads allow acceptance of magnetic-stripe and chip card-based debit cards and other forms of payment requiring a personal identification number, and allow for support of customer-activated stored value.

Point-of-Sale

         ePic™. Our comprehensive Internet-based retail countertop commerce and information system, called ePOS-infocommerce™, or ePic, is the industry’s first Internet-enabled POS payment terminal and server system. ePic lets merchants support a range of Internet-based functions via our ICE™ series of touch-screen terminals. In addition to traditional secure payment processing functions, ePic supports e-mail, on-screen advertising, interactive electronic coupons, interactive loyalty programs, electronic receipt capture, branding programs and e-commerce.

         Hypercom ICE Products. Our ICE family of products consist of powerful, multi-function touch-screen terminals incorporating a high-speed thermal printer, paper cutter, and our FastPOS™ modem technology. Our ICE terminal provides financial transaction technology incorporated with Internet-enabled functions and a highly interactive and intuitive user interface to support complex transactions with minimal user training.

         In addition to traditional credit and debit functions, the ICE terminal is designed to support payment options such as smart cards, and develop new business opportunities through customer loyalty management systems. Products in this family include the ICE 5000 and ICE 5500, the ICE 6000 for the multi-lane retail environment, ICE 6500, the ICE 4000 for wireless transaction environments and the Windows CE-based ICE 7000, for health-care, electronic benefit transfer and industrial-commercial markets.

         These ICE models utilize FastPOS, our 9600 bits per second (bps) modem technology, which facilitates transactions in approximately 6 seconds or less, and accommodates new, data-intensive applications such as electronic receipt capture. The ICE terminals are also used in conjunction with proprietary transaction software, which, among other features, includes functionality for secure Internet payments.

         FastPOS. FastPOS is a fast-train modem that operates at 9600 bps, which is four to eight times faster than the 1200/2400 bps industry standard, thus providing a competitive advantage.

         ePicPortz Software. ICE terminals and ePicPortz (formerly called Ascendent), a comprehensive family of front-end client/server payment and data transaction processing software, supports electronic receipt capture, advertising at the point of sale and customer loyalty programs.

         With our ePicPortz™ Electronic Receipt Capture software, the receipt and signature are captured at the point of sale and stored electronically. This creates a completely paperless environment, which improves merchant efficiency and service and reduces charge-backs. Charge-back handling is completely automated as receipts are accessed electronically for satisfactory settlement. Merchants can view and retrieve receipts through the Internet with a standard browser, print the data, or send it electronically to the appropriate destination.

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

         ePicPortz RealPay™ is e-commerce payment processing software that enables Internet acquirers to cost effectively engage in secure online payment and transaction processing. RealPay helps Internet acquirers deploy and manage complex electronic and advanced financial applications. By using an advanced, modular design, RealPay provides a comprehensive set of financial interfaces that can be integrated into the existing technical infrastructure of a legacy system.

ePicNetz™

         ePicNetz, Inc. is our application service provider unit and is integral to our overall ePic corporate initiative. ePicNetz services are currently offered in two packages. The basic merchant service package has electronic receipt capture, an e-mail product, and an idle screen feature, which allows the merchant, bank or processor to take advantage of idle time on the terminal and project ads at the point of sale. The other package seeks to join the e-commerce world with the physical point of sale. The terminal can be tied directly to an e-commerce storefront. The merchant will be able to access the webstore through the terminal, print out a tear sheet, and distribute the products that have been purchased at their website.

Services and Other Software

         We provide a broad range of services related to our POS payment systems and networking products. We provide consulting services to:

•	assist with strategies and alternatives for POS payment systems,

•	assist in the design, installation, integration and management of POS payment systems, and

•	design customized software applications.

         We also provide deployment, training, technical assistance, help desk, maintenance, and leasing services for our products.

         Terminal Application Software. We work closely with our clients to develop standard and customized applications that operate on our terminals. To date, we have developed over 80 terminal software applications, ranging from entry-level credit and debit solutions to complex systems that support a comprehensive range of electronic payment and medical transaction functions. Among these software applications are specialized applications for specific markets such as lodging, restaurants, multi-lane retail and health care.

         Terminal Management Software. Every terminal application software program produced by us has a management and control module that interacts with our Term-Master™ Terminal Network Management System. Term-Master is designed to provide mission-critical functionality to users of our terminals. Term-Master is the basis for an integrated terminal management approach that supports multiple merchant locations, remote and automated downloading of terminal application software, multiple application software management, merchant terminal set-ups, performance monitoring and on-line diagnostics.

Networking and Connectivity

         Our Integrated Enterprise Networking™ family of products are Network Access Controllers that provide the networking hardware technology and communications infrastructure necessary to achieve, connectivity in the POS environment. Network Access Controllers are intelligent communications devices that provide a wide range of digital and analog interfaces, line concentration, protocol conversion, data concentration, transaction routing, backup transmission paths and multiple device interface capabilities that allow access to high-performance data communications networks. Our Integrated Enterprise Networking products greatly reduce operating costs, protect investments in current legacy networks and offer a wide range of network technologies, such as X.25, frame relay, asynchronous transfer mode, and Integrated Services Digital Network and protocol interfaces, including SNA and TCP/IP. We deliver networking solutions for POS systems as well as design and deliver custom networks. The Network Access Controller product line also includes the MiniNAC2, which connects automated teller machines, POS terminals and PC or in-store controllers to existing hosts utilizing standard dial-up access.

Customers

         Our POS Systems’ customers are predominantly large domestic and international financial institutions, electronic payment processors, independent sales organizations and resellers. These customers generally have substantial POS payment system requirements. Our Network Systems’ customers generally consist of large financial institutions, retailers, electronic payment processors, resellers and other enterprises that have substantial branch networking requirements spanning an average of 200 sites. In any given year, select customers may account for a significant percentage of net revenue. Although no one customer accounted for more than 10% of our net revenue for the year ended December 31, 2001, the two largest customers accounted for 12.7% of our net revenue and the five largest customers accounted for 22.0% of our net revenue.

         We place special emphasis on offering high-performance, technologically-advanced POS payment system solutions and networking products to enable our customers to gain market share in their respective industries.

Sales, Marketing and Distribution

         We sell our POS payment system solutions through our direct sales force and through independent third-party resellers, including financial institutions, electronic payment processors and service providers. In fiscal 1999, we merged our domestic and international sales, marketing and operations personnel, which are now managed from our Phoenix, Arizona headquarters.

         Our marketing programs include trade shows, press releases, press interviews, speaker engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by our marketing and technical publications group.

Financial Information about Industry and Geographic Segments

         For detailed financial information concerning our industry segments and foreign and domestic operations and export sales, refer to Note 16 of the Consolidated Financial Statements included in this Report.

Leasing Company

         In January 2000, our wholly-owned subsidiary, Hypercom Financial, Inc., completed the purchase of substantially all of the assets and business and the assumption of certain liabilities of Golden Eagle LLC, a micro-ticket leasing organization for POS terminals. Hypercom Financial subsequently changed its name to Golden Eagle Leasing, Inc. (“Golden Eagle”). The purchase price paid at closing was $18.5 million in cash and $4.0 million in our common stock.

         Golden Eagle is focused on providing micro-ticket leasing (under $5,000) through nation-wide vendors of equipment in defined niche markets that are not served by traditional lessors. Golden Eagle has identified two broad categories with less competition and price sensitivity than traditional small ticket markets as its target markets. Credit card authorization equipment is the primary market serviced by Golden Eagle. The credit card authorization market targets Independent Sales Organizations (ISO’s) and banks which provide credit card authorization equipment such as our terminals and printers, and other non-bank ATM equipment. This market is potentially large, relatively new and less competitive than other equipment markets.

         Golden Eagle also targets distributors and manufacturers of emerging technology micro-ticket equipment, with a particular focus on its ability to efficiently fund and service small individual or large multiple transactions for micro ticket equipment.

         Our Golden Eagle leasing business is largely financed by a lease warehousing facility and the securitization of its lease receivables. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

Cirilium Corporation

         Hypercom Network Systems also designed carrier class gateway products for the VoIP (Voice over Internet Protocol) market. In December 1999, we and Inter-Tel Incorporated, a Phoenix-based provider of business telephone systems, call, voice and data software, services and products, formed a joint-venture company called Cirilium Corporation to address service provider applications in the VoIP market. Hypercom Network Systems transferred VoIP assets, technology and 46 staff resources to Cirilium Corporation. During the third quarter 2000, we and Inter-Tel became minority owners of Cirilium, and we discontinued accounting for our investment under the equity method. Under the equity method, we reported losses arising out of our investment in Cirilium through the nine months ended September 30, 2000 of $5.8 million. In the quarter ended September 30, 2000, we took a $4.1 million charge, writing off the balance of this investment. During 2001, Cirilium ceased business operations.

Customer Service and Support

         Through our facilities in Phoenix, Arizona, we provide pre- and post-sales consulting and application software development. In addition, through our Horizon subsidiary, we provide support, installation services, deployment and customer support in addition to comprehensive repair facilities for our products in St. Louis, Missouri.

         We provide a five-year warranty on our POS terminal products and one- to five-year warranties on other products. We believe that our five-year warranty on POS terminal products has contributed significantly to our reputation for manufacturing high quality, reliable products, and that this warranty results in a lower total cost of ownership than competitors’ products.

Manufacturing

         Our primary manufacturing facility is in China, where we manufacture POS payment systems. We also manufacture POS products at our facilities in Arizona and Brazil. We also rely on third-party suppliers for certain components of our POS payment system products.

         To control product costs, we centrally manage our material requirements planning and bills of material from our Phoenix facility on an integrated computer system, which is networked to all Hypercom manufacturing centers. By managing our purchasing centrally, we are able to obtain discounts on volume purchases. We also strive to maintain sufficient flexibility in our purchasing to allow us to take advantage of favorable pricing in regional markets. Central management of purchases also assists us in ensuring that quality components are used in our products. Increased competition and pricing pressure, as well as rising manufacturing costs, have affected and may continue to affect margins.

Research and Product Development

         Since our inception, we have made substantial investments in research and development. With respect to our POS payment system products, our development efforts are focused on products, including both hardware and software, that support new technologies and payment products emerging in the electronic payments industry. We work closely with our customers to define new product concepts and identify emerging applications for both our hardware and software products. Development projects are evaluated through a management review process and assigned to our development centers based upon the potential value of the target markets, as well as the technology, staff resources and engineering expertise requirements.

         We design and develop all of our products and incorporate, where appropriate, technologies from third parties and those available in the public domain. Our product development units are principally headquartered in Phoenix, Arizona. Development staffs also are located in Australia, Dallas, Texas, Hong Kong, Singapore, Sweden, Brazil, Russia and the United Kingdom.

         The markets for our products are characterized by changing technology, evolving industry standards and frequent product introductions. Our management believes that our future success depends in large part upon our ability to continue to enhance our existing products and develop new products. We are dedicated to complying with industry standards and supporting important new standards as they emerge.

         In the periods ended December 31, 2001 and 2000, our research and development expenditures were $29.1 million and $41.0 million, respectively. To date, a substantial majority of our research and development costs have been expensed as incurred. Beginning in the third quarter of fiscal 1999, we began capitalizing costs in relation to the development of specific software enhancements related to our ePicPortz software products. For the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and fiscal 1999, we capitalized approximately $0, $0.2 million, $0.7 million, and $2.0 million, respectively, related to ePicPortz software products. Additionally, during the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999, we capitalized $0.6 million, $2.3 million and $0.8 million, respectively, of development costs related to the development of our Windows CE, Web Browser and multi-lane products. Amortization of software development costs amounted to $1.4 million, $0.9 million, $0.4 million, and $0 for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and for the fiscal year ended June 30, 1999, respectively. During 2001 we significantly reduced our expenditures for research and product development.

Seasonality

         We continue to experience some degree of seasonality. For this reason, net revenue and results of operations are stronger from July to December reflecting:

•	Increased POS purchases to satisfy increased retail demand during the holiday season;

•	Incentive programs that VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems; and

•	Allocation of customers’ capital budgets by the end of March with volume shipments beginning in July.

Competition

         The markets in which we operate are highly competitive and are becoming increasingly more competitive. With respect to our POS payment system products, we compete primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telephone system certifications we have obtained for our products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, quality and support.

         We compete with companies such as IBM, Siemens, NCR, ICL and Micros in the overall POS marketplace. In the POS terminal portion of the marketplace our primary competitors are VeriFone, Inc., a privately held domestic company, and Ingenico, a France-based company.

         Many of our current and potential competitors have significantly greater financial, technical and marketing resources than us, as well as better name recognition and a larger customer base. As a result, they may be able to devote greater resources to the development, promotion, sale and support of their products than us. We often face additional competitive factors in foreign countries, including preferences for national vendors and difficulties in obtaining necessary certifications and in meeting the requirements of government policies. See “Risk Factors — The markets in which we compete are highly competitive and subject to rapid technological change and price erosion” in Exhibit 99.1 which is attached hereto and incorporated herein by reference into this Report.

Proprietary Rights

         Our success is attributable in part to our proprietary technology. We rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products.

         We currently hold patents issued in the U.S. and several other countries relating to a POS terminal configured with a substantial portion of its functionality at a remote processor and to a POS terminal with replaceable printer cartridge. We have determined to abandon our United States and foreign patents relating to the POS terminal with replaceable printer cartridge. The remote processor-related patents will expire: (i) in 2015 in the United States and the Philippines (ii) in 2016 in Australia, Canada, Japan, Mexico, New

Zealand, the Czech Republic, Hungary, Poland, the Russian Federation, Singapore, South Africa and Turkey, and (iii) in 2017 in South Korea. We also have a number of pending U.S. and foreign patent applications relating to our POS terminal products as well as our Integrated Enterprise Networking product family.

         We currently hold trademark registrations in the U.S. and numerous other countries for the “Hypercom” mark and logo. In addition, we have several other U.S. and foreign trademark registrations and pending U.S. and foreign trademark applications.

         We embed copyright notices in our software products advising all users that the software is owned by Hypercom. We also place copyright notices on documentation related to these products. We routinely rely on contractual arrangements to protect our proprietary software programs, including written contracts prior to product distribution or through the use of shrink-wrap license agreements. We typically do not obtain federal copyright registrations for our software.

         There can be no assurance that other parties will not develop products or technologies that are equivalent or superior to those of Hypercom, or that any patents, copyrights, confidentiality agreements and internal safeguards upon which we rely will be adequate to protect our interests. See “Risk Factors — If we are unable to adequately protect our proprietary technology, our competitors may develop products substantively similar to our products and use similar technologies, which may result in the loss of customers” in Exhibit 99.1 which is attached hereto and incorporated herein by reference into this Report.

Industry Standards and Government Regulation

         Before product sales are completed in the United States, our products must:

•	meet industry standards as imposed by VISA, MasterCard, and others;

•	be certified to connect to some public telecommunications networks;

•	comply with Federal Communications Commission regulations; and

•	comply with Underwriters Laboratories’ regulations.

         We must also comply with state, federal, and international laws governing such areas as occupational health and safety, minimum wages, work hours and overtime, retirement and profit-sharing plans and severance payments, and the use, storage, handling, and disposal of dangerous chemicals. Before completing sales in foreign countries, our products must comply with local telecommunications standards, recommendations of quasi-regulatory authorities, and recommendations of standards-setting committees. In addition, public carriers require that equipment connected to their networks comply with their own standards. These standards in part reflect their currently installed equipment. Some public carriers have equipment that does not fully meet current industry standards. We must address this issue in designing enterprise-networking products. Although we believe our products currently meet all applicable industry standards, we cannot guarantee that our products will comply with future standards. In addition, carriers set the tariffs that govern rates for public telecommunications services, including their features and capacity. These tariffs are subject to regulatory approval. Changes in the tariffs could have a material adverse effect on our business and financial condition.

Employees

         As of December 31, 2001, we employed 1,209 persons, including, in the U.S., 104 in manufacturing, 109 in service and support, 57 in sales and marketing, 117 in research and development and 114 in finance and administration. The remaining 708 employees were in international locations.

         None of our employees is represented by a labor union, and we consider our relations with our employees to be positive. We have experienced no work stoppages.

         Competition for technical personnel in our industry is intense. To date, we have been successful in recruiting and retaining qualified employees, but there is no assurance that we will continue to be successful in doing so in the future. Our future success depends in part on our continued ability to hire, assimilate and retain qualified personnel.

Executive Officers of the Registrant

         The following are the executive officers of the Company as of March 25, 2002:

         George Wallner, 50: Chairman of the Board of Directors and Chief Strategist since November 1, 2000; July 1, 1999 – October 31, 2000, Chief Executive Officer and President; 1978 – June 30, 1999, Chairman of the Board of Directors and Chief Technologist.

         Christopher S. Alexander, 53: President and Chief Executive Officer since November 1, 2000; July 1, 1999 — October 31, 2000, President of Hypercom Transaction Systems Group; 1998-1999, Chief Operating Officer, Hypercom Corporation; 1993-1998 Chief Operating Officer of Hypercom International.

         Jonathon E. Killmer, 60: Chief Operating Officer since November 1, 2000 as well as Chief Financial Officer and Chief Administrative Officer of Hypercom Corporation since January, 1999; Senior Vice President, Chief Financial Officer and Treasurer of Digi International Inc. from October 1996 to October 1998; Managing Partner of the Minneapolis/St. Paul Coopers & Lybrand L.L.P., (now PricewaterhouseCoopers) office from October 1990 to September 1996.

         Jairo E. Gonzalez, 39: President of Hypercom Transaction Systems Group since November 1, 2000; President of Hypercom’s Emerging Markets group, 1999-2000, also served as interim President of ePicNetz, Inc., an applications service provider (ASP) unit of Hypercom Corporation; 1990 to 1999 President, Hypercom International.

Item 2. Properties

         Our principal administrative facility is located in Phoenix, Arizona, where we own an approximate 142,000 square foot building. We lease an adjacent 23,800 square foot building for Hypercom Network Systems. The lease expires August 31, 2011.

         We lease an approximate 15,000 square foot facility in Sydney, Australia, own an approximate 23,000 square foot office floor in Hong Kong, and occupy an approximately 17,000 square foot facility in Brazil pending the closing of our purchase of an approximately 102,000 square foot facility in Brazil. The Brazil facility is utilized for additional POS manufacturing capacity.

         We also lease office space in Arizona, Connecticut, Florida, Georgia, Maryland, Missouri and New York. Facilities in Texas, China, Singapore, Sweden, Japan, Chile, Argentina, Venezuela, Mexico, Russia, Hungary and the United Kingdom, all are dedicated primarily to POS sales and support, with the exception of China, which contains our primary manufacturing facility. We believe that our facilities are adequate for our operations and will be sufficient for the foreseeable future.

Item 3. Legal Proceedings

         From time to time, we may become involved in routine litigation. Currently, we are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of shareholders during the fourth quarter of 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

         The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NYSE.

	High	Low

Year Ended 12/31/01

First Quarter	$7.250	$3.350
Second Quarter	5.500	2.700
Third Quarter	6.490	3.900
Fourth Quarter	7.500	3.350

Year Ended 12/31/00

First Quarter	$18.625	$10.000
Second Quarter	17.000	12.188
Third Quarter	14.500	9.188
Fourth Quarter	10.750	2.750

         The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company’s ability to pay cash dividends on its common stock is also limited by certain covenants contained in a loan agreement to which the Company is a party. See Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

         As of March 24, 2002, we had approximately 66 stockholders of record and approximately 3000 beneficial shareholders.

Item 6. Selected Financial Data

         The following table presents selected historical consolidated financial data of Hypercom at the dates and for each of the periods indicated. In 1999, we changed our fiscal year end to December 31 from June 30. This change was effective December 31, 1999. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance.

				Six Month Period
				Ended		Twelve Months
	Years Ended June 30,			December 31,		Ended	Year Ended	Year Ended
						December 31,	December 31,	December 31,
	1997	1998	1999	1998	1999	1999	2000	2001

	(in thousands, except per share data)
Statements of Operations Data:

Net revenue	$196,742	$257,227	$261,515	$136,577	$149,282	$274,220	$327,560	$291,704

Costs of revenue(1)	103,672	130,475	141,831	68,884	81,177	154,124	212,156	193,573

Gross profit	$93,070	$126,752	$119,684	$67,693	$68,105	$120,096	$115,404	$98,131

Percent of net revenue	47.3%	49.3%	45.8%	49.6%	45.6%	43.8%	35.2%	33.6%

Research and development	$12,926	$23,495	$30,249	$15,850	$19,637	$34,036	$41,039	$29,107

Selling, general and administrative	52,530	72,506	74,772	35,253	43,505	83,024	97,408	79,971

Non-cash compensation(2)	4,784	10,963	—	—	—	—	—	—

	$70,240	$106,964	$105,021	$51,103	$63,142	$117,060	$138,447	$109,078

Income (loss) from operations(3)	$22,830	$19,788	$14,663	$16,590	$4,963	$3,036	$(23,043)	$(10,947)

Net income (loss)(3)	$15,562	$13,989	$9,173	$12,359	$5,385	$2,199	$(30,950)	$(19,908)

Net income (loss) per share(4)	$0.60	$0.44	$0.27	$0.36	$0.16	$0.06	$(0.91)	$(0.54)

Shares used in calculations	25,754	31,830	34,428	34,549	34,446	34,436	34,184	36,643

Balance Sheet Data:

Cash and equivalents	$16,318	$55,659	$36,727	$37,795	$26,093	$26,093	$13,008	$13,402

Working capital	61,972	186,799	162,152	178,879	156,991	156,991	75,218	133,806

Total assets	138,741	259,577	276,280	270,410	297,777	297,777	369,237	337,694

Short and long term debt	24,570	1,797	10,878	2,188	10,830	10,830	100,391	67,888

Total shareholders’ equity	60,894	220,431	226,023	228,323	231,734	231,734	208,147	211,369

Other Data on Direct-Finance Leases:

Average net investment in direct-finance leases(5)							$51,428	$50,782

Gross direct-finance lease originations(6)							67,488	27,656

Net cash fundings of direct-finance leases(7)							42,310	18,061

Average yield on direct-finance leases(8)							27.4%	27.6%

Provision for losses on direct-finance leases(9)							11,682	18,371

Net charge-offs(10)							5,713	11,288

Net charge-offs as a percentage of average net investment in direct- finance leases(11)							11.1%	22.2%

Provision for credit losses on direct finance leases as a percentage of average net investment in direct- finance leases(11)							22.7%	36.2%

Allowance for credit losses as a percentage of net investment in direct- finance leases(11)							3.5%	12.1%

(1)	During the year ended December 31, 2001, Golden Eagle Leasing recorded, in costs of revenue, an incremental charge to strengthen credit reserves for certain segments of its receivables in the amount of $7.2 million in addition to its normal loan loss provisions. This incremental charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

(2)	Non-cash compensation was charged in connection with stock options granted to an executive officer. Upon completion of our initial public offering in November 1997, this form of compensation ceased and no charge was incurred in the third and fourth quarters of fiscal 1998.

(3)	In the quarter ended September 30, 2000, we wrote-off our remaining $4.1 million investment in Cirilium Corporation, a joint corporate venture that we had formed in late 1999 with Inter-Tel Incorporated. Through September 30, 2000, we had accounted for our investment in Cirilium on the equity method and had reported $5.8 million in losses in connection with this investment. This write-off and the reporting of these losses, in the total amount of $9.9 million, contributed to our net loss for the year ended December 31, 2000.

(4)	Per share data is diluted per share, except for the years ended December 31, 2000 and 2001, as the effect of common stock equivalents in those years was anti-dilutive.

(5)	Represents the average of the net investment in direct-finance leases, excluding initial direct costs and the allowance for credit losses.

(6)	Represents the amount paid out upon funding leases plus the associated unearned income.

(7)	Represents the amount paid out upon funding leases.

(8)	Represents the aggregate of the implied interest rate on each lease, inclusive of the residual value, during the period, weighted by the amount funded at the origination of each such lease.

(9)	The provision for losses on direct-finance leases is included in costs of revenues as a direct cost of leasing. The increase in the provision for the year ended December 31, 2001 is a result of the special charge taken in the first quarter of 2001 as described in note (1) above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report.

(10)	Represents write-offs of uncollectible leases, net of unearned income, and net of recoveries from prior write-offs. Recoveries generally take the form of a final settlement and buy out of the lease by the lessee, and are included in net revenues. We write off the net investment balance of leases that are more than 120 days past due.

(11)	The increase in percentage for the year ended December 31, 2001 is a result of the special charge taken in the first quarter of 2001 as described in note (1) above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report.

         For a presentation of certain of the above information on a quarterly basis for each of our four quarters in fiscal 1999, each of our two quarters in the six months ended December 31, 1999 and each of our four quarters in the years ended December 31, 2000 and 2001, refer to note 19 of our audited consolidated financial statements for the year ended December 31, 2001 appearing elsewhere in this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2001. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Exhibit 99.1 of this Annual Report on Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors,” in the discussion below and elsewhere in this Annual Report on Form 10-K.

         For comparability purposes, certain portions of the following discussion make reference to comparisons between the year ended December 31, 2000 and both the twelve months ended December 31, 1999 and the fiscal year ended June 30, 1999. The comparison to the fiscal year ended June 30, 1999 is required pursuant to Item 303 of Regulation S-K. Although both represent twelve month periods, we believe that a comparison to the twelve months ended December 31, 1999 is meaningful as it is a more recent period and it represents an identical year-over-year comparison.

         Results of operations for the twelve months ended December 31, 1999 are unaudited. We changed our year end to December 31 and reported audited results for the six-month period ended December 31, 1999, in our Transition Report on Form 10-K. The amounts for the twelve months ended December 31, 1999, referenced below were derived by combining the final six months of the year ended June 30, 1999 (as were presented in Forms 10-Q and 10-K for the respective periods), with the six-month period ended December 31, 1999.

Critical Accounting Policies And Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgements and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, warranty obligations, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Accounts Receivable

         In general, we do not have a complex revenue recognition environment requiring significant judgment in order to record revenue. Most of our sales relate to product shipments, which are recognized upon shipment of product pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). Service revenues and revenues from long-term contracts are each less than 10% of our revenues and we do not have significant judgments or estimates involved in the recording of such revenues. Although we meet the requirements of SAB 101 upon shipment of product and the recording of revenue, we continually evaluate our accounts receivable for any bad debts or product returns and make estimates for any bad debt allowances or product return reserves.

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         We record reductions to revenue based on estimates of product returns. The estimate of product returns is based on historical return trends as well as our assessment of individual customer orders and shipments. Such returns can result from customer nonpayment, in which we request that our product be returned, or a decision on the part of the customer to return the product.

Long-term contracts

         We are involved in one long-term contract with the Brazil Health Ministry requiring substantial performance of customized software and hardware, the revenues of which, have been less than 10% of total revenues for fiscal years 2001 and 2000. We recognize revenues and an estimated gross profit upon the attainment of scheduled performance milestones. The estimated gross profit is based upon our estimate of the total gross profit to be recognized over the life of the long-term contract. Our gross profit estimates rely on our continuous estimates of total contract costs compared to the agreed upon contract revenue. We follow this method since the contract contains well-defined performance milestones and we can make reasonably dependable estimates of the costs applicable to various stages of our contract. Recognized gross profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Goodwill and Other Intangible Assets

         In assessing the recoverability of our goodwill and other intangibles we must make certain assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” (SFAS No. 142) and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. Our most significant concentration of goodwill relates to Golden Eagle, in the net amount of $20.4 million at December 31, 2001. There could be an impairment charge as a result of adopting SFAS No. 142.

Inventory

         We write down inventory for estimated obsolescence or slow moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

         The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and need for additional valuation allowances quarterly.

Warranty obligations

         We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality inspections and processes, our warranty obligation is affected by product failure rates and repair costs to correct product failures. Should actual product failure rates, or repair costs differ from our estimates, revisions to the estimated warranty liability would be required. The warranty liability is included in accrued liabilities in our consolidated balance sheets.

Financing Operations

         Financing operations include the activities of our direct-finance lease subsidiary, Golden Eagle. Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. We maintain an allowance for credit losses at an amount that we believe is sufficient to provide adequate protection against losses in our lease portfolio. Our allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the loan portfolio. If loss rates increase or the credit mix of our portfolio weakens, we may need to increase our allowance for credit losses.

         In addition, as part of the initial recording our direct-finance leases, we estimate the unguaranteed residual value of the equipment under finance lease. This is the estimated fair value of the equipment that will be returned to or purchased from us at the end of the initial lease period. Our estimate of the residual value is based on industry standards and our actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.

Foreign Currency

         A significant portion of our operations is conducted through our international subsidiaries operating in foreign countries. Net revenue from international subsidiaries amounted to 52.4% for the year ended December 31, 2001.

         In accordance with the relevant accounting standards we are required to translate the financial statements of our foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into the United States dollar. The treatment of such translation in our financial statements is dependent upon our determination of the functional currency of the foreign subsidiary. The functional currency is determined based on economic and operational aspects of the foreign subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, as well as any dependency upon the parent and the nature of the operations are considered in determining the functional currency.

         Based on our assessment, we have determined that the functional currency, at this time, is the United States dollar in all of our foreign subsidiaries. This is principally based on the billing arrangements, dependency on the parent and nature of the operations. As a result of the functional currency being the United States dollar, any translation gains or losses are recorded currently in our statements of operations.

         As a policy, we hedge the translation of our net investments in foreign subsidiaries. Generally we will enter into forward contracts with our banks to accomplish our hedging strategy. During 2001, we did not enter into any forward contracts or other instruments to hedge our net investments in foreign subsidiaries as a result of credit limitations imposed on us by our banks. We attempted, when possible, to use natural hedges (offsetting local currency assets against liabilities) to mitigate our translation losses. As soon as practicable, we will again enter into financial instruments to hedge our net investments in foreign subsidiaries.

Contingencies and Litigation

         On an ongoing basis management monitors the need to provide an estimated loss contingency arising from normal operations or litigation matters. There are no such contingencies provided for at December 31, 2001. We rely on our in-house counsel and outside counsel to advise us about ongoing litigation matters. Based upon information available at this time, we believe our current litigation matters will not have a material adverse effect on the results of operations and our financial condition.

Overview

         We are a leading global provider of point-of-sale terminals and electronic payment solutions for consumers, merchants, and acquirers, such as banks and processing companies. In recent periods, our financial performance has been affected by a number of factors, including most notably the following:

•	Over the past few years, until recently, our industry has been characterized by relatively limited technological advances. In 1998, we began development of a new generation of screen-based terminals that provide significant enhancements over legacy products. Our new products use our proprietary ePic™ platform, which enables vendors to provide loyalty programs, capture receipts electronically, accept mail orders via e-mail and provide other value added services or features at the point-of-sale. We expended significant amounts in research and development in connection with this platform. We also absorbed significant manufacturing costs during the latter half of 2000 related to the introduction of these new products, their initial higher cost to manufacture in the United States, the transition of manufacturing to China, and product reworking and stabilization. We believe that our ePic™ products are gaining rapidly in market acceptance, that margins on these products should continue to improve, and that research and development costs as a percentage of sales should decline.

•	At the end of 1999, we formed a corporate joint venture, Cirilium Corporation, with another publicly traded company, Inter-Tel Incorporated. In connection with the joint venture, we contributed $5 million and networking technology, and Inter-Tel contributed $6 million and certain telephony technology, all with a goal of creating a company to address service provider applications in the Voice over Internet Protocol (VoIP) market. As a result of changes in market conditions relating to technology companies in general and VoIP companies in particular, we wrote off our entire investment in Cirilium and took a $4.1 million charge in the quarter ended September 30, 2000. Through September 30, 2000, we had accounted for this investment on the equity method, and had recognized $5.8 million in losses as a result of our interest in Cirilium. This investment was fully written off during 2000 and, therefore, we will not record any further losses in conjunction with this investment.

•	In January 2000, we acquired Golden Eagle LLC (now Golden Eagle Leasing, Inc.), a micro-ticket leasing operation which provides lease financing to merchants for point-of-sale terminals and other small business products. This operation required significantly more cash than anticipated, did not perform as expected, and hampered both our liquidity and profitability during 2000. In the second quarter of 2001, we effected a securitization transaction to alleviate some of the liquidity pressures relating to this business.

•	As a result of losses during 2000, in the third quarter of that year, we fell out of compliance with certain covenants in our principal credit agreements. We became constrained from a liquidity standpoint, which impeded our ability to buy raw materials on a timely basis and required that we move to more expensive sources of raw materials that effectively financed us for longer periods of time. We also incurred substantially increased interest costs through the imposition of higher interest rates and the payment of forbearance fees. We completed a series of financing and equity measures during the first and second quarters of 2001 in order to alleviate our liquidity constraints. These measures included the issuance of common stock, and certain bridge borrowings that were ultimately converted to common stock through conversion rights attached to the borrowings, or from the payment of the interim borrowings with our common stock. Such financing and equity measures amounted to $25.9 million. The borrowings also included the issuance of stock warrants, which contributed to our higher interest costs. In addition, we completed a refinancing of our principal credit facility in August 2001, the terms of which are described in “Liquidity and Capital Resources” below. Although these facilities provided us with increased liquidity, they were relatively expensive sources of capital. Consequently, and as more fully described in Note 20 to our consolidated financial statements, we paid off a significant portion of these facilities with proceeds from a private equity offering completed in March 2002.

•	During 2001, one of our objectives was to improve the financial performance of Golden Eagle. As a result of our continued focus on Golden Eagle, we recorded an incremental charge of $7.2 million in the first quarter of 2001 to strengthen credit reserves for certain segments of Golden Eagles’ direct finance lease receivables. This charge was recorded in costs of revenue and is further discussed in our comparison of the years ended December 31, 2001 and 2000.

         The following should be read in light of these matters.

Results of Operations

         The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results.

				Six Months		Fiscal Years
	Years Ended		Twelve Months	Ended
	December 31,		Ended	December 31,		Ended June 30,
			December 31,
	2001	2000	1999	1999	1998	1999	1998

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs of revenue	66.4	64.8	56.2	54.4	50.4	54.2	50.7

Gross profit	33.6	35.2	43.8	45.6	49.6	45.8	49.3

Research and development	10.0	12.5	12.4	13.2	11.6	11.6	9.1

Selling, general and administrative	27.4	29.7	30.3	29.1	25.8	28.6	28.2

Non-cash compensation	—	—	—	—	—	—	4.3

Income (loss) from operations	(3.8)	(7.0)	1.1	3.3	12.2	5.6	7.7

Interest and other income net of interest and other expense	(3.9)	(0.9)	1.3	0.8	1.7	1.8	0.7

Foreign currency loss	(0.8)	(0.6)	(2.2)	(0.2)	(0.7)	(2.6)	(0.7)

Loss from investment in equity affiliate	—	(3.0)	—	—	—	—	—

Income (loss) before income taxes	(8.5)	(11.5)	0.2	3.9	13.2	4.8	7.7

Income tax (expense) benefit	1.7	2.0	0.6	(0.3)	(4.1)	(1.3)	(2.3)

Net income (loss)	(6.8)%	(9.5)%	0.8%	3.6%	9.1%	3.5%	5.4%

         Net revenue by geographic region is presented in the following table as a percentage of net revenues for the periods indicated:

				Six Months
	Years Ended		Twelve Months	Ended		Fiscal Years Ended
	December 31,		Ended	December 31,		June 30,
			December 31,
Revenues by Region	2001	2000	1999	1999	1998	1999	1998

United States	47.6%	47.6%	49.1%	44.4%	53.2%	53.7%	42.9%

Latin America (includes Mexico)	25.1	23.3	23.2	26.8	26.3	22.7	29.0

Asia/Pacific	11.7	12.2	13.6	14.2	13.2	13.4	22.5

Europe	15.6	16.9	14.1	14.6	7.3	10.2	5.6

Totals	100%	100%	100%	100%	100%	100%	100%

Comparison of Years Ended December 31, 2001 and 2000.

         Net revenue for the year ended December 31, 2001, decreased $35.9 million or 10.9% to $291.7 million from $327.6 million for the year ended December 31, 2000. This decrease was principally due to the combined effect of a delay in the receipt of certain key components during the nine-month period ended September 30, 2001, caused by constraints on cash relative to our default position with our primary bank group and the tragic events of September 11, and an unusually high level of orders received from Latin American customers in the nine-month period ended September 30, 2000, which did not recur in 2001. In addition, we reduced sales during the fourth quarter ended December 31, 2001 by $7.5 million to reflect a reserve for product returns. This reserve for product returns related to one particular customer whereby we decided to take back product for the purpose of providing additional product features and enhancements. These new features and enhancements were not included in the specifications at the date of the original sales, and we were not required to make the modifications under the terms of the original sale. We elected to make a customer concession and provide the enhancements and have recorded this as a product return. Gross profit was reduced by $2.0 million during the fourth quarter ended December 31, 2001 as a result of this sales return. As the product is modified and determined to meet the customer’s revised requirements, we will record sales when all requirements of SAB 101 are met.

         Net revenues from services activities, principally derived from POS support services, comprised less than 10% of total net revenue in each of the years ended December 31, 2001 and 2000. Long-term contract revenues during these periods were derived solely from our contract with the Brazilian Health Ministry, which commenced in the second half of 2000. Net revenues from this contract amounted to less than 10% of total net revenue in each of the years ended December 31, 2001 and 2000.

         Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing leases. For the year ended December 31, 2001, costs of revenue decreased $18.6 million or 8.8% to $193.6 million from $212.2 million for the year ended December 31, 2000. Interest expense included in cost of revenues amounted to $3.8 million and $4.9 million, respectively, for the years ended December 31, 2001 and 2000. Loan loss provisions included in cost of revenue amounted to $18.1 million and $11.7 million, respectively, for the years ended December 31, 2001 and 2000. Gross margin decreased $17.3 million for the year ended December 31, 2001, compared to the prior year.

         This decrease in gross margin was primarily attributed to the lower revenues, including the effects of our sales return discussed as part of the decrease in net revenues from 2000 to 2001, and an incremental charge of $7.2 million to strengthen credit reserves for certain segments of Golden Eagle’s direct finance lease receivables, in addition to the normal loan loss provisions recorded in cost of revenues. This incremental charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

         The following factors contributed to Golden Eagle’s decision in the first quarter of 2001 to strengthen credit reserves:

•	We identified several new vendor programs that were established in 2000 and contributed significantly to funding volume in 2000, which were experiencing losses at higher levels than historic loss levels for other vendor programs. These programs involved independent sales organizations providing additional services to the merchants (lessees) as part of the lease program. If service levels were not as the merchants expected, the likelihood of their making required lease payments was reduced. Losses for these programs began to exceed historical levels for the quarter ended March 31, 2001;

•	Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

•	The overall credit mix of the portfolio was slightly skewed by a few percentage points toward higher risk credits, commonly described as C and D rated credits. C and D credit leases booked in the year 2000 appeared to be performing significantly worse than C and D credits in previous years as we analyzed activity through March 31, 2001; and

•	The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

         Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable.

         Continued losses that exceed historical trends could result in the substantial impairment of Golden Eagle’s goodwill, which amounted to $20.4 million, net as of December 31, 2001.

         As a percentage of revenue, gross margin decreased from 35.2% for the year ended December 31, 2000 to 33.6% for the year ended December 31, 2001. Exclusive of the $7.2 million incremental credit reserve, the gross margin percentage for the year ended December 31, 2001 increased to 36.1%. This increase was primarily attributable to the stabilization of the ICE product family during 2001. During the year ended December 31, 2000, we experienced margins of approximately 41% through June 30, 2000 due to a larger portion of sales from the higher margin legacy products. This higher margin through June 30, 2000 was offset during the third quarter of 2000 by the shift in product mix toward the ICE product, increased manufacturing costs due to the greater than anticipated manufacturing volumes in the U.S. versus China, transition costs of moving the production for the ICE product family to China, higher component costs resulting from increased purchases from distributors (who offered extended credit terms but higher prices) and costs related to reworking and stabilizing the new screen based family of terminals.

         Our research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Our research and development expenses decreased $11.9 million or 29.1% from $41.0 million for the year ended December 31, 2000 to $29.1 million for the year ended December 31, 2001. This decrease was directly attributable to our cost cutting efforts of reducing personnel and curtailing spending for research and development materials. Since substantially all development activities related to the introduction of the interactive consumer environment (ICE) product family and the ePic initiative were completed in 2000, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing products and to a much lesser extent, new product introductions.

         Our sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $80.0 million for the year ended December 31, 2001, compared to $97.4 million for the year ended December 31, 2000. This $17.4 million or 17.9% decrease is attributable to worldwide cost containment measures, including the reduction of personnel, closing of certain offices throughout the world and the lowering of administration costs, associated with having reduced personnel levels, such as employee benefits, recruitment and information technology, together with the decreased revenue relative to the same period in the prior year, which results in lower sales commission expenses.

         For the year ended December 31, 2001, the loss from operations of $10.9 million compares to a loss of $23.0 million for the prior year. This improvement results primarily from reductions in research and development and selling, general and administrative expenses of $29.3 million offset by the decrease in gross margin of $17.3 million.

         For the year ended December 31, 2001, interest income of $0.6 million consisted primarily of returns on short and long-term investments. We incurred interest expense of $9.7 million which consisted primarily of interest expense on borrowings for notes payable, long-term debt, amortization of debt issuance costs and loan discounts on warrants issued, and the amortization of a beneficial conversion feature on convertible notes payable. Other income and expense in the amount of $2.4 million consisted primarily of charges associated with the requirements under the Forbearance and Modification Agreement between us and our principal lenders and other related costs associated with being in default with our lenders. Foreign currency losses of $2.4 million resulted principally from the unfavorable translation of our net foreign investments in Brazil and the United Kingdom. Further, as a result of being in default with our lenders, we were unable to continue our hedging strategies during the year ended December 31, 2001.

         For the year ended December 31, 2001, the income tax benefit for federal, state and foreign taxes was $5.0 million, or 20.0% of our loss before income taxes. The benefit for federal state and foreign taxes was $6.6 million, or 17.7% of our loss before income taxes for the year ended December 31, 2000. Our income tax benefit is different than the U.S. federal statutory rate due to the mix in which jurisdictions certain taxable income or losses were incurred, the impact of research and experimentation credits, and charges relating to the estimated portion of certain deferred tax assets that management estimates may not be recoverable.

Comparison of year ended December 31, 2000 and the twelve months ended December 31, 1999

         Revenues for the year ended December 31, 2000 were $327.6 million, a 19.5% increase or $53.3 million over the twelve months ended December 31, 1999 and a 25.3% increase or $66.1 million over the fiscal year ended June 30, 1999. The increase over the twelve months ended December 31, 1999 was due primarily to increased POS Systems revenue of $34.5 million and $25.4 million of revenue that resulted from the acquisition of Golden Eagle Leasing, offset by a decline in revenues of Network Systems of $6.4 million due to the transfer of this unit’s VoIP operation to Cirilium Corporation, a joint venture formed with Inter-Tel Incorporated. The increase for the year ended December 31, 2000 over the fiscal year ended June 30, 1999 was due to increased POS Systems revenue of $52.9 million, and the $25.4 million of revenues from Golden Eagle Leasing, offset in part by the decline in revenues of Network Systems by $11.7 million, as previously explained.

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

         Net revenues from services activities, principally derived from POS support services, comprised less than 10% of total net revenue in the years ended December 31, 2000 and 1999. In 1999, none of our net revenues were attributable to long-term contracts. Our only revenues from long-term contracts in 2000 were derived from our contract with the Brazilian Health Ministry, which commenced in the second half of 2000. Net revenues from this contract accounted for less than 10% of total net revenue in the year ended December 31, 2000.

         Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to Golden Eagle’s direct financing leases. Interest expense included in cost of revenues amounted to $4.9 million for the year ended December 31, 2000. Loan loss provisions included in cost of revenues amounted to $11.7 million for the year ended December 31, 2000. Such loan loss provisions represent systematic charges for uncollectible loans based on historical default rates and management’s assessment of the credit quality of the loan portfolio. Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable. The provision amount for year 2000 was consistent with historical trends and considered ordinary relative to the quantity and quality of direct finance lease activity through December 31, 2000.

         Gross profit as a percentage of net revenue for the year ended December 31, 2000 decreased to 35.2% for the year ended December 31, 2000 from 43.8% for the twelve months ended December 31,1999 and from 45.8% for the fiscal year ended June 30, 1999. This decline in gross margins occurred throughout 2000, principally due to certain higher component costs, changes in product mix and competitive pricing pressures. During the year ended December 31, 2000, a worldwide shortage in key electronic components, such as memory chips, resulted in an increase in the cost of our raw material terminal components of up to 6% over 1999. Margins were particularly weak in the three months ended September 30, 2000, due to a significant shift in product mix resulting from the sale of our new screen-based family of terminals, which at this time produce significantly lower gross margins than our legacy products. This shift was directly attributed to the timing at which we could produce the new screen-based terminals at higher volume levels. The competitive pricing pressures stem principally from the expanding presence of other terminal and electronic payment devise vendors throughout the world primarily directed toward our legacy terminal product line. In addition, due to the introduction of a significantly expanded product line, we increased our warranty reserves during the year ended December 31, 2000. We also experienced higher manufacturing expenses during the year ended December 31, 2000 due to increased production in the United States, as the new products were initially introduced. By the end of 2000, substantially all production of the new products had been moved to our manufacturing facility in China.

         Selling, general and administrative expenses for the year ended December 31, 2000 were $97.4 million, or an increase of $14.4 million or 17.3% over the twelve months ended December 31, 1999 and an increase of $22.6 million or 30.3% over the fiscal year ended June 30, 1999. This increase is due to our ePicNetz development activity, overall increased sales activity, plus the impact of the Golden Eagle Leasing acquisition, including goodwill amortization of approximately $1.5 million.

         Research and development expenses consist primarily of software and hardware engineering costs and the cost of development personnel. For the year ended December 31, 2000, research and development expense amounted to $41.0 million, as compared to $34.0 million for the twelve months ended December 31, 1999 or a 20.6% increase, and $30.2 million for the fiscal year ended June 30, 1999 or a 35.7% increase. This increase was due to the planned investment in new product development intended to maintain our competitive edge. Additionally, the impact of various acquisitions for a full year has resulted in new research and development expenditures relative to the prior periods.

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

         Net interest expense for the twelve months ended December 31, 2000 amounted to $2.8 million, reflecting both higher borrowings to meet working capital needs and higher interest costs. During 2000, we entered into a $60 million revolving credit agreement provided by a syndicate of banks. The increased borrowings were required to fund operating losses and to meet demands for funds from Golden Eagle Leasing, our newly acquired leasing company. Net interest income for the twelve months ended December 31, 1999 and the fiscal year ended June 30, 1999 was $3.5 million and $4.7 million, respectively, reflecting income from short and long-term investments, net of interest expense incurred related to short term bank borrowings.

         The loss from Cirilium of $9.9 million represents our equity share of Cirilium losses for the year ended December 31, 2000 plus an additional charge of $4.1 million, related to reserves against operating advances made to Cirilium and inventory have used for Cirilium production recorded during the three months ended September 30, 2000. As of December 31, 2000, we have no remaining basis in our investment in Cirilium. The write-offs were taken as a result of Cirilium’s continuing operating losses. In addition, as a result of an investment made by Cirilium’s CEO, we have become less than a 20% owner of Cirilium and have discontinued, after September 30, 2000, accounting for our investment under the equity method.

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

         For the year ended December 31, 2000, the income tax benefit for federal, state and foreign taxes was $6.6 million. The benefit for federal, state and foreign taxes was $1.8 million for the year ended December 31, 1999 and the provision for income taxes for the fiscal year ended June 30, 1999 was $3.4 million. Our tax benefit provision is different than the U.S. federal statutory rate due to the mix in which jurisdictions certain taxable income or losses were incurred, the impact of research and experimentation credits in Australia and the United States, and sales in jurisdictions with lower taxes, or tax holidays.

Comparison of Six Months Ended December 31, 1999 and 1998

         For the six months ended December 31, 1999 and 1998, net revenues increased 9.3% or $12.7 million from $136.6 million to $149.3 million, principally due to revenue growth in Europe ($11.8 million), Asia ($3.2 million) and Latin America ($4.1 million). The significant increase in European sales was due to a rapid expansion of the customer base in an emerging market for us as well as the acquisition of ICL Financial Terminals in Sweden. Additionally, new product releases such as the ICE 5000 stimulated increased sales particularly in the United Kingdom, Turkey, and Eastern Europe. Net revenue increases in Asia and Latin America are primarily related to the stabilization of those foreign economies and currencies.

         For the six months ended December 31, 1999 and 1998, Network Systems revenue decreased $5.3 million or 33.3% from $15.9 million to $10.6 million. The decrease was primarily due to the transfer of this unit’s VoIP operations to Cirilium. Revenue from Voice over Internet Protocol customers declined in anticipation of the formation of the new joint venture. In addition, Network Systems personnel spent significant time planning the reorganization of the business unit and refocusing the sales and development efforts which contributed to the reduced revenue from Network Systems for the six-month period.

         Net revenues from service activities, principally derived from POS support services, during the six months ended December 31, 1999 and 1998 amounted to less than 10% of total net revenue.

         Gross profit as a percentage of net revenue decreased from 49.6% to 45.6% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. The decrease was related to the impact of the acquisition of substantially all the assets of the Horizon Group Inc. (“Horizon”). Horizon typically operates on a much lower gross margin percentage than historical Hypercom gross margin percentages and, as a result, has a dilutive effect on overall gross margin. Horizon was acquired on October 1,

1998 and thus we only included three months of Horizon financial results in the six-month period ended December 31, 1998. As a result, Horizon’s dilutive impact on our gross margin (1.8%) for the six months ended December 31, 1998 was less than for the six months ended December 31, 1999. Horizon’s financial results for the six-months ended December 31, 1999 included net revenue of $14.9 million resulting in a gross margin of $1.4 million or 9.3%. These results had a much more significant effect (4.0%) on our overall gross margin for the six months ended December 31, 1999. Additionally, increased competition and pricing pressure, as well as rising manufacturing costs related to some electronic component supply shortages have affected, and may continue to affect, margins.

         Selling, general and administrative expense increased 23.4% or $8.2 million to $43.5 million for the six months ended December 31, 1999, compared to $35.3 million for the comparable six-month period ended December 31, 1998. These increases were primarily due to additional basic corporate infrastructure in Phoenix, Arizona related to accounting, legal and human resources and information systems. Additionally, we incurred significant increases in U.S., Asian, and Australian selling expenses, as well as additional overhead related to the acquisitions of Horizon and ICL Financial Terminals and the establishment of the ePicNetz services group.

         Research and development expense increased 23.9% or $3.8 million to $19.6 million for the six months ended December 31, 1999 compared to $15.8 million for the six months ended December 31, 1998. This increase was consistent with our planned investment in new product development intended to maintain our competitive edge.

         Income from operations decreased 70.1% or $11.6 million from $16.6 million for the six months ended December 31, 1998 to $5.0 million for the six months ended December 31, 1999. The decrease is directly related to the reduced gross margins, higher selling, general and administrative expenses, and increased research and development activities described above.

         Net interest income decreased 47.8% or $1.1 million from $2.3 million for the six months ended December 31, 1998 to $1.2 million for the six months ended December 31, 1999. The decrease is due to declining cash and short term investment balances. Interest income consisted primarily of returns on short-and long-term investments net of interest expense incurred related to short term bank borrowings.

         Foreign currency losses resulted from operating in volatile markets, principally Brazil. During the six months ended December 31, 1999, we recorded a $0.4 million loss compared to $1.0 million for the six months ended December 31, 1998. We entered into hedging strategies to mitigate the impact of foreign currency fluctuations, which resulted in the significant decrease in the loss for the six months ended December 31, 1999.

         The provisions for federal, state and foreign income taxes were $0.4 million and $5.6 million for the six-month periods ended December 31, 1999 and 1998, respectively. Our effective tax rate was approximately 7% and 31% for the six months ended December 31, 1999 and 1998, respectively. Our tax rate is typically lower than the US federal statutory rate due to:

•	sales in foreign jurisdictions with lower rates (particularly in the six months ended December 31, 1999);

•	research and experimentation credits in Australia and the US; and

•	the use of foreign sales corporations offering lower taxes on certain international sales.

Comparison of Fiscal Years Ended June 30, 1999 and 1998

         Net revenue in fiscal 1999 increased $4.3 million or 1.7% primarily due to the acquisition of Horizon in fiscal 1999. The increase in revenue reflected growth in the United States and Europe where we have been establishing new sales and service operations. Revenues in Asia and Latin America slowed due to regional economic conditions and currency devaluation. Net revenues from service activities, principally derived from POS support services, during the fiscal years ended June 30, 1999 and 1998 amounted to less than 10% of total net revenue.

         Gross profit as a percentage of net revenue decreased from 49.3% in fiscal 1998 to 45.8% in fiscal 1999. This decrease was due in part to the impact of Horizon which is a national distributor of equipment for Hypercom and other POS manufacturers. Horizon historically operates at margins significantly less (12%-15%) than our historical gross profit margin. In addition, gross profit also declined due to reduced selling prices as a result of increased worldwide competitive factors as well as declining economic conditions in some foreign countries.

         Selling, general and administrative expense increased $2.3 million, or 3.1%, to $74.8 million in fiscal 1999 as we continued to invest in our worldwide operations, including expanding its headquarters in Phoenix, Arizona, adding a new distribution center, opening new international sales and support offices, and expanding and improving our worldwide administrative, financial, and information technology-related infrastructure.

         Research and development expense increased $6.7 million, or 28.7%, to $30.2 million in fiscal 1999. The increase was primarily for POS product development as we prepared to introduce in fiscal 1999 our new ICE terminal products, FastPOS 9600 bps terminals, and ePicPortz client/server software. Beginning in the third quarter of fiscal 1999, we began capitalizing costs in relation to the development of specific software enhancements related to its ePicPortz software products. The amount capitalized in fiscal 1999 was approximately $2.0 million.

         Non-cash compensation was previously charged in connection with a grant of stock options which included a stock repurchase arrangement. We recorded a non-cash compensation charge of $11.0 million in the first half of fiscal 1998 and incurred no further charge during the year as the repurchase arrangement terminated upon the closing of our initial public offering in November 1997. There was no non-cash compensation charge for fiscal 1999.

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

         Foreign currency losses resulted from operating in volatile markets, principally Brazil. During fiscal 1999 we recorded a $4.4 million loss related to the net monetary asset exposure in Brazil. We have entered into hedging strategies to mitigate the impact of future foreign currency fluctuations.

         The provisions for federal, state, and foreign income taxes were $3.4 million and $5.9 million for the fiscal years ended June 30, 1999 and 1998, respectively. Our effective rate of tax was 27% and 30% for the fiscal years ended June 30, 1999 and 1998. Our tax rate is typically lower than the US federal statutory rate due to:

•	research and experimentation credits in Australia and the US;

•	sales in foreign jurisdictions with lower tax rates; and

•	the use of foreign sales corporations offering lower taxes on certain international sales.

Liquidity and Capital Resources

         We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit. During 2001 and 2000, we also used securitization conduits to finance lease receivables generated by our Golden Eagle Leasing subsidiary as well as borrowings under notes payable to fund working capital requirements and reduce our bank debt. In August, 2001, we refinanced our primary credit facilities. See “Financing Events During 2001” below. In March 2002, we paid off a significant portion of our new credit facilities with proceeds from an equity offering (See “Note 20” to the consolidated financial statements). There are no off balance sheet financings at December 31, 2001.

Year Ended December 31, 2001

         As a result of our efforts to cut costs and increase cash flows, cash flows from operations improved from a negative $25.2 million for the year ended December 31, 2000, to a positive cash flow from operations of $17.4 million for the year ended December 31, 2001. This improvement was primarily a result of cuts in research and development expenses as previously described, and reductions in accounts receivable balances. Accounts receivable decreased $5.3 million in 2001, net of foreign currency translation, compared to a net increase of $24.4 million, for the year 2000, as a result of our emphasis on lowering accounts receivable balances through stricter enforcement of credit policies and increased collection efforts. Payment terms on our terminal product sales generally range from net 30 to 60 days depending on the circumstances of each order. We used $8.1 million in investing activities. Long-term debt decreased $32.5 million to $67.9 million at December 31, 2001, from $100.4 million at December 31, 2000. Working capital and cash was

$133.8 million and $13.4 million, respectively at December 31, 2001, compared to $75.2 and $13.0 million, respectively at December 31, 2000.

         Capital expenditures totaled $3.2 million for the year ended December 31, 2001, compared to $13.8 million for the year ended December 31, 2000. Depreciation expense was $9.6 million and $8.3 million for the years ended December 31, 2001 and 2000, respectively. The anticipated capital expenditures for 2002 are approximately $2.5 million. These expenditures will be primarily for systems upgrades and office equipment.

         We believe that our existing cash and cash equivalents together with funds generated from operations and availability under our credit facility should be sufficient to meet our operating requirements. In addition, and as further discussed hereafter, we have undertaken numerous financing measures to address our short and long-term liquidity and capital needs.

Financing Events During 2001 and Thereafter

         On May 24, 2001, our leasing subsidiary, Golden Eagle Leasing, Inc. securitized approximately $45 million of its equipment leases, based on total discounted contract balances on the closing date. The securitization was accomplished through the sale by Golden Eagle Leasing of these receivables on a non-recourse basis to Golden Eagle Funding Corp., a newly formed bankruptcy remote company. Golden Eagle Funding issued notes in the principal amount of approximately $32 million, which are secured by the lease receivables. The interest rate on the notes is 8.58% per annum and the notes mature on November 16, 2006.

         The securitization agreements provide for additional credit enhancements, including excess collateralization and the funding of a reserve account. In addition, the covenants under these agreements, among other things, require Golden Eagle Leasing to maintain certain financial ratios and to maintain credit facilities in an aggregate amount of at least $30 million after March 31, 2002.

         In June 2001, we entered into certain interim financing arrangements pending the completion of the refinancing of our credit facilities. On June 4, 2001, we entered into a Loan Agreement with a group of eight investors pursuant to which we borrowed an aggregate of $3.4 million. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans were convertible into shares of our common stock at a conversion rate of $3.16 per share. On July 30, 2001, all of the notes plus accrued interest were converted into an aggregate of 1,088,342 shares of common stock. In connection with this borrowing, we issued to the lenders Series B Warrants to purchase up to 460,000 shares of our common stock in the aggregate at an exercise price of $3.16 per share. In addition, on July 30, we entered into a Stock Purchase Agreement with several investors, including four of the Series B Warrant holders, under which they purchased an aggregate of 1,745,201 shares of our common stock at a price of $4.2975 per share.

         On June 6, 2001, we borrowed $15 million from Michelle Investments LLC pursuant to a Loan and Security Agreement. The loan bore interest at 7.5% per annum and had a maturity date of June 6, 2002. In connection with the Michelle Investments loan, we granted to Michelle Investments a Series A Warrant to purchase up to 1.0 million shares of our common stock, subject to certain adjustments, at an exercise price of $3.19 per share. On July 31, 2001, we and Michelle Investments entered into a Stock Purchase Agreement under which Michelle Investments purchased 2,475,248 shares of our common stock at a price of $3.03 per share. Michelle Investments paid for the stock through a $7.5 million reduction of the outstanding balance under this loan. Concurrently with the issuance of these shares to Michelle Investments, we repaid the remaining balance of the loan out of funds available under our new credit facility.

         As a condition to obtaining forbearance from our principal lenders under our pre-existing loan agreements, and to secure the $3.4 million in loans above, George Wallner, our Chairman and Chief Strategist and our principal stockholder, agreed to loan us $3.1 million, of which $1.5 million was loaned to us in December 2000, and to subordinate these loans to our other indebtedness, including our new lending facility. This loan was paid off in full in March 2002 in conjunction with our private placement of common stock completed on March 22, 2002.

         In August 2001, we replaced our principal credit facility with a new $45 million senior secured credit facility comprised of a $25 million revolving credit facility and two separate term loans for $5 million and $15 million. The two separate term loans were paid off and the revolving credit facility paid down to zero in March 2002 in conjunction with our private placement of common stock completed on March 22, 2002. The maximum borrowing capacity under this facility is based on inventory and receivables levels and other factors. The borrowers under the new credit facility are Hypercom Corporation and seven of our domestic subsidiaries, and the guarantors consist of Golden Eagle Leasing and two of our foreign subsidiaries.

         The revolving credit facility, which has a term of three years, bears interest at the greater of 8% per annum or the prime rate plus 1%, and includes a $6 million letter of credit sub-facility. At closing, $12 million was available under the revolving credit facility, after repayment of existing debt and payment of closing costs. The $5 million term loan bore interest at the greater of 10% per annum or the prime rate plus 3%. The $15 million term loan bore interest at the greater of 14% per annum or the prime rate plus 7%. At December 31, 2001, the prime rate used to compute interest rates under the new credit facility was 4.75%.

         Under the covenant provisions of the new credit facility, we have agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to our capital stock (including cash dividends), not make certain investments and not allow our subsidiaries to incur certain types and amounts of debt. In particular, subject to special exceptions, these covenants prohibit us from:

•	incurring any additional indebtedness;

•	incurring or permitting to exist any additional liens on our assets;

•	engaging in a change of control transaction or other fundamental change, such as a merger, recapitalization or liquidation;

•	disposing of our assets, including equipment and inventory, outside the ordinary course of business;

•	prepaying or modifying the terms of our existing indebtedness, except in connection with a permitted financing;

•	redeeming, repurchasing or paying dividends or other distributions on our capital stock;

•	engaging in certain transactions with our affiliates;

•	failing to maintain specified levels of EBITDA and tangible net worth and ratios of senior debt and total debt to EBITDA; and

•	issuing or selling any prohibited preferred stock.

         As partial consideration for the senior secured credit facility, we issued to Ableco Holding LLC, an affiliate of one of our lenders, a Series C Warrant to purchase up to 375,000 shares of our common stock at an exercise price of $4.00 per share. The Series C Warrant is exercisable over a period of five years. The Series C Warrant may be exercised, at the same exercise price, for an additional 350,000 shares at every six-month anniversary of the issue date of the term loans while there remain amounts outstanding under the term loans. We also paid to Roth Capital Partners LLC, which assisted us in obtaining our new credit facility, a fee of $2.5 million and issued to it a Series D Warrant to purchase up to 312,477 shares of our common stock at an exercise price of $5.33 per share. The Series D Warrant is exercisable over a period of five years. This fee and the value of the Series C and D Warrants will be amortized as part of the loan costs, and effectively increase our interest rate.

         On March 22, 2002, the Company completed a private placement of 7,870,000 shares of its common stock, raising $39.4 million in gross proceeds before deducting commissions and expenses of the offering of approximately $3.2 million. The shares were not registered with the SEC in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as well as similar exemptions contained in the securities laws, rules and regulations of the applicable states. The shares may not be re-offered or resold in the United States absent registration, or an applicable exemption from registration requirements of the 1933 Act. The Company has used the proceeds to pay off and cancel its term loans from the senior credit facility, paydown to zero the balance on the revolving line of credit from the senior credit facility, payoff the balance due to the director and stockholder. Remaining proceeds will be used for general corporate purposes.

Backlog

         As of December 31, 2001, we had backlog of $113.4 million, compared to $108.0 million at the same date in 2000. Backlog at December 31, 1999 was $89 million.

         We include in our backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within such one-year period.

New and Proposed Pronouncements

         In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133, (FAS 133), “Accounting for Derivative Instruments and Hedging Activities.” This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 (FAS 137), which deferred the effective date of FAS 133 for one year. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, (FAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No. 133.” This statement amended certain provisions of FAS 133. Accordingly, we have adopted FAS 133, as amended by FAS 138, effective the first quarter of fiscal 2001. This statement did not have a material effect on our financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact of FAS 144 and have not determined the effect, if any, the adoption of FAS 144 will have on our financial position and results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio.

         A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. We were unable to continue our hedging strategies during the year ended December 31, 2001 as a result of being in default with our lenders and limitations on the amount of available credit under our new credit facility. We have established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. We incurred translation losses of $2.4 million during the year ended December 31, 2001, principally from the unfavorable translation of our net foreign investments in Brazil and the United Kingdom.

         We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — If we cannot manage additional challenges presented by our international operations, our revenues and profitability may suffer” elsewhere in this Report.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

         Effective as of February 4, 2000, PricewaterhouseCoopers LLP was dismissed as our independent accountants. On February 9, 2000, we engaged Ernst & Young LLP as our independent accountants to audit our consolidated financial statements for the fiscal six months ended December 31, 1999. The decision to change independent accountants was approved by the Audit Committee of our Board of Directors. At our 2000 annual meeting, Ernst & Young was approved to audit our consolidated financial statements for the year ended December 31, 2000.

         PricewaterhouseCoopers’ report on our consolidated financial statements as of June 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         During our fiscal year ended June 30, 1999, and for the period from July 1, 1999 through February 4, 2000, there were no disagreements between us and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In addition, during our fiscal year ended June 30, 1999, and for the period from July 1, 1999 through February 4, 2000, we did not experience any kind of event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

         In connection with our engagement of Ernst & Young as our independent accountants for the fiscal six months ended December 31, 1999, neither we nor any person acting on our behalf, consulted Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1) (iv) of Regulation S-K, Item 304, and the related instructions) or a reportable event as described in paragraph (a)(1) (v) of Regulation S-K, Item 304.

PART III

Item 10. Directors and Executive Officers of the Registrant

         (a)  Identification of Directors: The information set forth in our 2002 Proxy Statement under the caption “Board of Directors” is incorporated herein by reference.

         (b)  Identification of Executive Officers: See Part I of this Report.

         (c)  Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information set forth in our 2002 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11. Executive Compensation

         The information set forth in our 2002 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the Company’s 2002 Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information set forth in our 2002 Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information set forth in our 2002 Proxy Statement under the caption “Certain Transactions and Relationships” is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         a.     The following documents are filed as part of this Report:

                  (1)  Audited Consolidated Financial Statements

Report of Independent Auditors	32

Report of Independent Accountants	33

Consolidated Balance Sheets at December 31, 2001 and 2000	34

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999 and the year ended June 30, 1999	35

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999 and the year ended June 30, 1999	36

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999 and the year ended June 30, 1999	37

Notes to Consolidated Financial Statements	38

Report of Independent Accountants on Financial Statement Schedule	61

                  (2)   Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	62

(All other financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements)

         b.     We filed no Form 8-K Reports during the last quarter of 2001.

         c.     The Exhibit Index and required Exhibits are included following the Financial Statement Schedule.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypercom Corporation

By /s/ CHRISTOPHER S. ALEXANDER Christopher S. Alexander President and Chief Executive Officer

Date: March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signature	Title

(1) Principal Executive, Financial and Accounting Officers

/s/ CHRISTOPHER S. ALEXANDER Christopher S. Alexander	President, Chief Executive Officer and Director

/s/ JONATHON E. KILLMER Jonathon E. Killmer	Chief Operating Officer, Chief Financial Officer and Chief Administrative Officer

(2) Directors

/s/ GEORGE WALLNER * George Wallner	Chairman of the Board

/s/ ALBERT IRATO * Albert Irato	Vice Chairman of the Board

/s/ WILLIAM KEIPER * William Keiper	Director

/s/ JOCK PATTON * Jock Patton	Director

/s/ JANE EVANS * Jane Evans	Director

/s/ DANIEL D. DIETHELM * Daniel D. Diethelm	Director

Jonathon E. Killmer, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named officers and directors of the registrant on this 29th day of March, 2002, pursuant to the power of attorney executed by each of such officers and directors filed as Exhibit 24.1 to this Report.

*By:	/s/ JONATHON E. KILLMER Jonathon E. Killmer Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Hypercom Corporation

         We have audited the accompanying consolidated balance sheets of Hypercom Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2001 and 2000 and for the six-month period ended December 31, 1999. Our audits also included the financial statement schedule listed in item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and for the six month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
February 13, 2002, except for Note 20
as to which the date is March 22, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Hypercom Corporation

         In our opinion, the consolidated statements of operations, stockholders’ equity, and of cash flows for the year ended June 30, 1999 present fairly, in all material respects, the results of operations and cash flows of Hypercom Corporation and its subsidiaries for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Hypercom Corporation for any period subsequent to June 30, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
July 20, 1999

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

(amounts in thousands, except share data)
ASSETS

Current assets:

Cash and cash equivalents	$13,402	$13,008

Restricted cash	6,367	—

Marketable securities, at market	—	2,110

Accounts receivable, net of allowance for doubtful accounts of $4,029 and $3,655	70,860	79,010

Current portion of net investment in direct financing leases	16,242	20,023

Inventories, net	62,411	70,358

Deferred income taxes	16,090	12,946

Prepaid taxes	762	3,035

Prepaid expenses and other current assets	26,568	19,059

Total current assets	212,702	219,549

Property, plant and equipment, net	37,964	42,164

Investment in equity affiliate	—	—

Long-term marketable securities, at market	155	820

Long-term portion of net investment in direct financing leases	24,761	42,102

Deferred income taxes	10,003	9,024

Goodwill, net of amortization of $3,293 and $1,649	21,706	22,608

Intangible assets, net of amortization of $9,873 and $5,419	13,597	15,957

Other assets	16,806	17,013

Total assets	$337,694	$369,237

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$31,761	$32,531

Accrued liabilities	22,744	22,137

Deferred revenue	2,180	2,390

Income taxes payable	1,495	3,237

Current portion of long-term debt	20,716	84,036

Total current liabilities	78,896	144,331

Long-term debt	47,172	16,355

Other non-current liabilities	257	404

Total liabilities	126,325	161,090

Commitments and contingencies

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 39,795,554 and 34,299,999 shares outstanding at December 31, 2001 and 2000, respectively	19	14

Additional paid-in capital	175,628	152,658

Receivables from stockholders	(1,498)	(1,498)

Retained earnings	39,722	59,923

	213,871	211,097

Treasury stock, 230,088 and 276,500 shares (at cost) at December 31, 2001 and 2000, respectively	(2,502)	(2,950)

Total stockholders’equity	211,369	208,147

Total liabilities and stockholders’ equity	$337,694	$369,237

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended		Six Months
	December 31,		Ended	Year Ended
			December 31,	June 30,
	2001	2000	1999	1999

(amounts in thousands, except per share data)
Net revenue	$291,704	$327,560	$149,282	$261,515

Costs and expenses:

Costs of revenue	193,573	212,156	81,177	141,831

Research and development	29,107	41,039	19,637	30,249

Selling, general and administrative	79,971	97,408	43,505	74,772

Total costs and expenses	302,651	350,603	144,319	246,852

Income (loss) from operations	(10,947)	(23,043)	4,963	14,663

Interest income	569	1,919	2,355	5,888

Interest expense	(9,667)	(5,470)	(1,196)	(941)

Other income and (expense)	(2,402)	718	41	(287)

Foreign currency loss	(2,438)	(1,867)	(392)	(6,757)

Loss from investment in equity affiliate	—	(9,855)	—	—

Income (loss) before income taxes	(24,885)	(37,598)	5,771	12,566

(Provision) benefit for income taxes	4,977	6,648	(386)	(3,393)

Net income (loss)	$(19,908)	$(30,950)	$5,385	$9,173

Net income (loss) per share:

Basic earnings (loss) per share	$(0.54)	$(0.91)	$0.16	$0.28

Weighted average basic common shares	36,643	34,184	33,232	33,148

Diluted earnings (loss) per share	$(0.54)	$(0.91)	$0.16	$0.27

Weighted average diluted common shares	36,643	34,184	34,446	34,428

         The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Receivables			Total
			Paid-in	from	Retained	Treasury	Stockholders'
	Shares	Balance	Capital	Stockholders	Earnings	Stock	Equity

(amounts in thousands, except share data)

Balance as of June 30, 1998	33,548,625	$13	$145,601	$(1,498)	$76,315	$—	$220,431

Purchase of treasury stock	(587,700)	—	—	—	—	(5,396)	(5,396)

Issuance of common stock	45,541	—	410	—	—	—	410

Issuance of treasury stock	189,301	—	—	—	—	1,369	1,369

Exercise of options	3,750	—	—	—	—	36	36

Net income	—	—	—	—	9,173	—	9,173

Balance as of June 30, 1999	33,199,517	13	146,011	(1,498)	85,488	(3,991)	226,023

Issuance of treasury stock	34,508	—	24	—	—	297	321

Exercise of options	500	—	5	—	—	—	5

Net income	—	—	—	—	5,385	—	5,385

Balance as of December 31, 1999	33,234,525	13	146,040	(1,498)	90,873	(3,694)	231,734

Issuance of common stock	432,871	—	4,000	—	—	—	4,000

Issuance of treasury stock	83,641	—	22	—	—	744	766

Exercise of options	548,962	1	2,596	—	—	—	2,597

Net (loss)	—	—	—	—	(30,950)	—	(30,950)

Balance as of December 31, 2000	34,299,999	14	152,658	(1,498)	59,923	(2,950)	208,147

Issuance of common stock	5,449,143	5	22,992	—	—	—	22,997

Issuance of treasury stock	46,412	—	(22)	—	(293)	448	133

Net (loss)	—	—	—	—	(19,908)	—	(19,908)

Balance as of December 31, 2001	39,795,554	$19	$175,628	$(1,498)	$39,722	$(2,502)	$211,369

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,		Six Months Ended	Year Ended
			December 31,	June 30,
	2001	2000	1999	1999

(amounts in thousands)
Cash flows from operating activities:

Net income (loss)	$(19,908)	$(30,950)	$5,385	$9,173

Adjustments to reconcile net income (loss) to net

cash (used in) provided by operating activities:

Amortization of discount on notes payable	2,967	—	—	—

Amortization of beneficial notes payable conversion feature	667	—	—	—

Depreciation and amortization	15,745	13,239	4,550	6,566

Bad debt expense (credit)	1,780	2,732	(24)	1,386

Deferred components of direct-financing leases	(621)	(2,285)	—	—

Provision for losses on direct-financing leases	18,075	11,681	—	—

Provision (credit) for excess and obsolete inventory	3,794	3,170	(281)	2,925

Equity loss in affiliates	—	9,855	—	—

Foreign currency loss	2,438	1,867	392	6,757

Deferred income taxes	(4,123)	(7,385)	(3,009)	(1,446)

Other	225	100	121	—

(Increase) decrease in:

Accounts receivable	5,316	(24,387)	(6,694)	(9,837)

Inventories	2,123	(1,826)	(15,134)	4,940

Prepaid taxes	2,273	2,408	(283)	(1,932)

Prepaid expenses and other current assets	(7,510)	(1,230)	(3,537)	(4,567)

Other assets	(2,505)	(6,050)	(567)	(6,767)

Increase (decrease) in:

Accounts payable	(1,822)	3,291	10,065	(6,647)

Accrued liabilities	607	1,886	4,781	(2,421)

Deferred revenue	(210)	(2,380)	584	3,216

Income taxes payable	(1,743)	895	(54)	25

Other liabilities	(146)	142	—	—

Net cash (used in) provided by operating activities	17,422	(25,227)	(3,705)	1,371

Cash flows from investing activities:

Advances to and investment in equity affiliate and related parties	—	(2,005)	(5,000)	—

Repayments from related parties	—	—	—	294

Notes receivable	—	—	—	(3,900)

Payments received on notes receivables	997	1,269	563	723

Principal payments received on direct-financing leases	12,587	10,019	—	—

Funding of direct-financing leases	(18,061)	(42,310)	—	—

Increase in restricted cash	(2,726)	—	—	—

Acquisition of controlling interest in subsidiaries, net of cash acquired	—	(24,134)	(3,600)	(9,279)

Acquisition of other assets	(912)	(2,710)	(1,510)	(2,068)

Proceeds from disposal of property, plant and equipment	399	91	149	438

Purchase of property, plant and equipment	(3,152)	(13,847)	(8,969)	(12,768)

Purchase of marketable securities	—	(935)	(18,567)	(247,399)

Proceeds from maturity of marketable securities	2,775	34,782	29,865	252,000

Net cash used in investing activities	(8,093)	(39,780)	(7,069)	(21,959)

Cash flows from financing activities:

Proceeds of bank notes payable and other debt instruments	153,372	216,480	35,238	72,837

Repayment of bank notes payable and other debt instruments	(177,483)	(167,234)	(35,346)	(66,465)

Proceeds from sale of lease receivables	7,977	—	—	—

Proceeds from issuance of common stock	7,803	3,363	326	746

Purchase of treasury stock	—	—	—	(5,396)

Net cash provided by (used in) financing activities	(8,331)	52,609	218	1,722

Effect of exchange rate changes	(604)	(687)	(78)	(66)

Net increase (decrease) in cash	394	(13,085)	(10,634)	(18,932)

Cash and equivalents, beginning of period	13,008	26,093	36,727	55,659

Cash and equivalents, end of period	$13,402	$13,008	$26,093	$36,727

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

         The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company’s sales and support offices located in the United Kingdom, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through the Company’s subsidiaries in Brazil, Mexico, Chile, Argentina and Venezuela; however, certain manufacturing operations exist in Brazil. The Company’s primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/Pacific operations are also engaged in product development and product distribution through the Company’s subsidiaries or business units in Singapore, Hong Kong and Australia.

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

         The following table presents certain financial information for the twelve months ended December 31, 2001, 2000 and 1999, and the six months ended December 31, 1999 and 1998, respectively (in thousands, except per share amounts):

	Twelve Months Ended			Six Months Ended
	December 31,			December 31,

	2001	2000	1999	1999	1998

			(unaudited)		(unaudited)
Revenues	$291,704	$327,560	$274,220	$149,282	$136,577

Gross profit	$98,131	$115,404	$120,096	$68,105	$67,693

Income (loss) before income tax	$(24,885)	$(37,598)	$425	$5,771	$17,912

(Provision) benefit for income taxes	$4,977	$6,648	$1,774	$(386)	$(5,553)

Net income (loss)	$(19,908)	$(30,950)	$2,199	$5,385	$12,359

Diluted earnings (loss) per share	$(0.54)	$(0.91)	$0.06	$0.16	$0.36

Weighted average common shares	36,643	34,184	34,436	34,446	34,549

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

Foreign Currency

         The foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Their local currency financial statements are re-measured as follows: monetary assets and liabilities at year-end exchange rates, and inventories, property and non-monetary assets and liabilities at historical rates. During the years ended December 31, 2001 and 2000, the six month period ended December 31, 1999 and the year ended June 30, 1999, the Company recorded net gains (losses) on re-measurement of approximately ($2,040,000), ($2,785,000), $81,000, and ($5,275,000), respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately ($398,000), $918,000, ($473,000), and ($1,482,000), respectively. These amounts are included in the results of operations.

Cash and Cash Equivalents

         The Company considers all investment instruments with a remaining maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

         In connection with the securitization of direct finance leases (see Note 9), the Company’s Equipment Leasing segment, Golden Eagle Leasing, was required to establish restricted cash collection, collateral and reserve accounts. The Company initially funded the restricted cash accounts with $3.6 million from the proceeds of the securitization. The accounts are principally used for the collection of monthly equipment lease payments, remittance of funds to service the related debt, and to maintain certain credit enhancement and liquidity levels.

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

Fair Value of Financial Instruments

         The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term marketable securities is determined based on quoted market prices. The fair value of direct financing leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments. The Corporation does not acquire, hold, or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities. The Company’s only significant foreign currency contracts are a three month and a six month forward contract for the Brazilian Real which matured on January 14, 2001. The U.S. dollar amount of the contracts was approximately $13.8 million. At December 31, 2000, the total receivable recorded under all such contracts was approximately $309,000.

Inventories

         Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out (“FIFO”) costs. Reserves for estimated excess and/or obsolete inventory are established on a part level basis and netted against the related inventory item.

Investment in Equity Affiliate

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

         The Company reported its initial 45% investment in Cirilium on the equity method and reported a loss of $9,855,000 for the year ended December 31, 2000. During the quarter ended September 30, 2000, as a result of continuing losses by Cirilium, the Company fully reserved operating advances made to Cirilium and also established a 100% reserve on all inventory dedicated to Cirilium production. The total of the charges related to these actions, which are included in the $9,855,000 loss, amounted to $4,100,000. Accordingly, as of December 31, 2000, the Company has no remaining basis in this investment. In addition, as a result of an investment during the third quarter of year 2000 by Cirilium’s CEO, the Company’s interest was diluted to less than 20% and it has discontinued accounting for its investment under the equity method.

Capitalized Software

         Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“SFAS No. 86”), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company’s historical product development process was such that technological feasibility was established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product was ready for initial shipment were not historically significant. Accordingly, prior to fiscal year 1999 all software development costs were expensed as incurred and included in research and development costs. However, due to a change in certain software development documentation during the fiscal year ended June 30, 1999, certain software development costs required capitalization. The amounts capitalized in the years ended December 31, 2001 and 2000, the six month period ended December 31, 1999 and in the year ended June 30, 1999, were approximately $1.5 million, $2.5 million, $1.5 million and $2.0 million, respectively. The Company amortizes capitalized software development costs once the product is available for sale over a period of three years.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	30-40 years

Computer equipment and software	3-5 years

Machinery and equipment	5-7 years

Furniture and fixtures	5-7 years

Leasehold improvements	2-15 years

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

Intangible assets

         Intangible assets represent capitalized software costs, acquired customer lists, work force, unpatented technology, technology solutions and covenants not to compete, and are being amortized on a straight-line basis over periods ranging from 3 to 7.5 years. As part of the Company’s initial assessment of SFAS No. 142, certain amounts previously categorized as goodwill, were determined to represent identifiable intangibles such as unpatented technology and related technology solutions. Accordingly, $13.3 million and $12.1 million have been reclassified from goodwill to intangible assets, respectively, as of December 31, 2001 and 2000. The related accumulated amortization of $5.4 million and $3.0 million have been reclassified from goodwill to intangible assets, respectively, as of those same dates. There was no change to the estimated lives of the assets.

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

Revenue Recognition

         The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable.

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

         Direct finance lease income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the direct finance lease (see Note 5).

         The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

         The Company has a contract in which it provides a warranty to the customer during the third party installation period. If the product does not function properly during this period, the Company is obligated to repair it. At initiation of this contract, the Company recognized revenue at the end of the installation period due to its lack of history with the customer and contract, and resulting inability to estimate warranty costs. During the year ended June 30, 1999, the Company began recognizing revenue upon shipment for this contract based on the history provided by a large number of sales and its resulting ability to accurately estimate such warranty costs. This change resulted in incremental revenues of $4.4 million for the year ended June 30, 1999. During the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999 and the year ended June 30, 1999, revenues recognized under this contract totaled $8.4 million, $6.8 million, $4.2 million and $11.7 million, respectively.

Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations, provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS No. 123, had been applied.

         The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations, and has provided the required pro forma disclosures.

Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended		Six Months
	December 31,		Ended	Year Ended
			December 31,	June 30,
	2001	2000	1999	1999

Numerator — Basic and Diluted EPS:

Net income (loss)	$(19,908)	$(30,950)	$5,385	$9,173

Denominator — Basic EPS:

Weighted average common shares outstanding	36,643	34,184	33,232	33,148

Basic earnings (loss) per share	$(0.54)	$(0.91)	$0.16	$0.28

Denominator — Diluted EPS:

Denominator — Basic EPS	36,643	34,184	33,232	33,148

Effect of dilutive securities — common stock options	—	—	1,214	1,280

Weighted average diluted common shares outstanding	36,643	34,184	34,446	34,428

Diluted earnings (loss) per share	$(0.54)	$(0.91)	$0.16	$0.27

         Weighted average shares issuable upon the exercise of stock options which are not included in the calculation of diluted (loss) per share because they were anti-dilutive amounted to 1,701,235 and 1,711,817 for the years ended December 31, 2001 and 2000 respectively.

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

Self-Insurance

         The Company self-insures, with certain stop loss insurance coverages, for employee dental care. Claims expense is recorded in the year of occurrence through the accrual of claim reserves based on estimates of ultimate claims costs. Claims incurred but not yet reported are estimated and reserved for based on historical claims data.

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

New Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is currently reviewing the impact of SFAS No. 144 and has not determined the effect, if any, the adoption of SFAS No. 144 will have on the Company’s financial position and results of operations.

3. Concentrations of Credit and Other Risks

Financial Instruments

         The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term marketable securities.

         The Company’s cash and cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company, in the normal course of business, maintains balances in excess of the Federal Deposit Insurance Corporation’s insurance limit. The balance in excess of the insurance limit at December 31, 2001 and 2000 was approximately $6.9 million and $4.7 million respectively. The Company also maintains balances in foreign banks that are used for current operations of subsidiaries located abroad. Foreign deposits that are uninsured amounted to approximately $8.2 million and $10.7 million as of December 31, 2001 and 2000, respectively.

         The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally. The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary.

Inventories

         Most components used in the Company’s systems are purchased from outside sources. Certain components are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

         The Company estimates inventory provisions for potentially excess and obsolete inventory on a part level basis based on forecasted demand. Actual demand may differ from such anticipated demand and may have a material adverse effect on inventory valuation.

International Operations

         The Company’s international business is an important contributor to the Company’s net revenue and operating results. However, the majority of the Company’s international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of the Company’s overseas offices are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates.

         The Company conducts manufacturing operations in Brazil and China. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.

         As of December 31, 2001, the Company maintained significant accounts receivable balances in the Asia Pacific and Latin America regions, which are subject to the economic risks inherent to those regions.

4. Marketable Securities

         As of December 31, 2001 and 2000, the difference between amortized cost and fair market value of the Company’s marketable securities and long-term marketable securities was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The Company’s municipal bonds and corporate notes have maturities that range from three months to two years. As of December 31, 2001 and 2000, marketable securities consist of the following (dollars in thousands):

	December 31,

	2001	2000

Municipal bonds and government securities	$—	$878

Corporate bonds	—	1,232

Commercial paper	—	—

Mutual funds	—	—

Total marketable securities	$—	$2,110

Municipal bonds and government securities	$155	$161

Corporate bonds	—	659

Total long-term marketable securities	$155	$820

5. Net Investment in Direct Financing Leases

         The Company’s net investment in direct financing leases consists of lease contracts receivable, plus the estimated unguaranteed residual value of the equipment at the lease termination date, plus initial direct costs less unearned income. Lease contracts receivable represents the total rent to be received over the term of the lease reduced by rent already collected. Estimated unguaranteed residual value of the equipment at the lease termination date represents an estimate, using industry standards, of the fair value of the leased equipment at lease termination. Initial direct costs (IDC) represent those costs incurred to originate the leases and consist primarily of salaries and associated general and administrative costs of those personnel directly involved in lease origination activities. IDC are amortized over the lease term in a manner that produces a constant rate of return on the net investment in the lease. Unearned income is the amount by which the original sum of the lease contract receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

         Interest expense associated with the debt incurred to fund direct financing leases and provisions for credit losses are recorded in costs of revenue in the accompanying statements of operations. Interest expense and provisions for credit losses included in the costs of revenue amounted to $3.8 and $18.1 million and $4.9 and $11.7 million, respectively, for the years ended December 31, 2001 and 2000.

         During the year ended December 31, 2001, Golden Eagle Leasing recorded, in costs of revenue, an incremental charge to strengthen credit reserves for certain segments of its receivables in the amount of $7.2 million in addition to its normal loan loss provisions. This incremental charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

         The following factors contributed to Golden Eagle’s decision in the first quarter of 2001 to strengthen credit reserves:

•	We identified several new vendor programs that were established in 2000 and contributed significantly to funding volume in 2000, which were experiencing losses at higher levels than historic loss levels for other vendor programs. These programs involved independent sales organizations providing additional services to the merchants (lessees) as part of the lease program. If service levels were not as the merchants expected, the likelihood of their making required lease payments was reduced. Losses for these programs began to exceed historical levels for the quarter ended March 31, 2001;

•	Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

•	The overall credit mix of the portfolio was slightly skewed by a few percentage points toward higher risk credits, commonly described as C and D rated credits. C and D credit leases booked in the year 2000 appeared to be performing significantly worse than C and D credits in previous years as we analyzed activity through March 31, 2001; and

•	The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

         Net investment in direct financing leases consist of the following (dollars in thousands):

	December 31,

	2001	2000

Lease contracts receivable	$49,923	$76,306

Allowance for credit losses	(5,306)	(2,124)

Estimated unguaranteed residual value	11,433	16,117

Initial direct costs	2,627	3,594

Unearned income	(17,674)	(31,768)

Net investment	$41,003	$62,125

         Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. The Company maintains an allowance for credit losses at an amount that it believes is sufficient to provide adequate protection against losses in its portfolio. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the loan portfolio at period end. Based on the historical loss experience and our credit assessments, the Company believes collectibility of the minimum lease payments is reasonably predictable.

         Continued losses that exceed historical trends could result in the substantial impairment of Golden Eagle’s goodwill, which amounted to $20.4 million, net as of December 31, 2001.

         Minimum rentals on the direct financing leases are contractually due as follows (dollars in thousands):

Years Ending December 31,

2002	$22,567

2003	16,803

2004	8,397

2005	2,156

$49,923

6. Fair Value of Financial Instruments

         The Company’s financial instruments consist of cash and cash equivalents, marketable securities, net investment in direct financing leases and long-term debt. As of December 31, 2001 and 2000 the fair value (see Note 2) of these financial instruments approximated the respective carrying values.

7. Inventories

         Inventories consist of the following (dollars in thousands):

	December 31,

	2001	2000

Purchased parts	$21,502	$29,744

Work in process	8,560	7,256

Finished goods	32,349	33,358

	$62,411	$70,358

         8.     Property, Plant and Equipment

         Property, plant and equipment consist of the following (dollars in thousands):

	December 31,

	2001	2000

Land and improvements	$4,701	$4,701

Building	16,729	17,327

Computer equipment and software	18,175	16,742

Machinery and equipment	22,604	18,794

Furniture and fixtures	5,919	5,865

Leasehold improvements	2,985	2,994

	71,113	66,423

Less accumulated depreciation	(33,149)	(24,259)

	$37,964	$42,164

         Depreciation expense was $9.6 million, $8.3 million, $3.2 million and $5.5 million for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the fiscal year ended June 30, 1999, respectively.

9. Long-term Obligations

         Long-term obligations consist of the following (dollars in thousands):

	December 31,

	2001	2000

Floating Rate Option note payable to Bank One, Arizona; payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$9,585	$9,845

Loan and Security agreement ($45 million senior secured credit facility consisting of revolving line of credit and two separate term loans for $5 million and $15 million, respectively collateralized by substantially all of the assets of the borrower’s to the agreement):

Revolving line of credit bears interest at the greater of 8% per annum or the prime rate plus 2%, if amounts are outstanding under the term loans, or the prime rate plus 1% if there are no amounts outstanding under the term loans, and includes a $6 million letter of credit sub-facility, matures July 31, 2004	6,890	—

Term Loan A bears interest at the greater of 10% per annum or the prime rate plus 3%, repayable in six monthly principal installments of $833,333 with the first installment due February 2002, matures July 31, 2002	4,008	—

Term Loan B bears interest at the greater of 14% per annum or the prime rate plus 7%, repayable in monthly principal installments of $250,000, with first installment due September 2002, matures July 31, 2004 (net of discount of $861K)	14,291	—

Contract-backed term notes to Rothschild, (“the Notes”), payable on a monthly basis including interest at 8.58%, due on November 2006	24,839	—

Revolving credit agreement, (“the Credit Agreement”) bears interest at Company’s option of prime or LIBOR based rates payable monthly, due August 2002	—	48,957

Receivables purchase agreement, (“the Conduit”) bears interest at Company’s option of prime or LIBOR

	December 31,

	2001	2000

based rates payable monthly, due August 2001	—	23,030

Note payable to Tokyo Leasing, bears interest at 285 basis points over US Treasury yield payable monthly, expired December 31, 2000	—	4,750

Note payable to Webster Bank, bears interest at Company’s option of prime or LIBOR based rates, due in June 2001	—	4,402

Note payable to third party, collateralized by building in Brazil, payable in 51 installments including interest at 11.5% plus a variable inflation rate factor, matures February 2005	1,440	2,079

Note payable to Dao Heng Bank, collateralized by building, payable in 84 equal monthly installments including interest at the bank’s prime rate minus 1% per annum, matures December 2007	1,434	1,615

Note payable to director and stockholder bears interest at 12% annually due January 31, 2003 (see Note 15)	3,100	1,500

Lease payable to Banc One Leasing, collateralized by equipment, payable in 48 equal monthly installments including interest at 8.62%, matures June 2004	1,084	1,456

Note payable to Bank One Arizona, collateralized by equipment, payable in 35 equal monthly installments including interest at 9.75%, matures September 2003	—	990

Note payable to Brazilian bank, collateralized by $1.0 million letter of credit, interest at 18.7%, due May 23, 2001	—	919

Loan and Security agreement with Webster Bank, interest at Company’s option of prime rate plus 1.75% or 30 day LIBOR plus 470 basis points, due August 2002	750	—

Other capital leases	341	491

Other debt	126	357

	67,888	100,391

Current portion of long-term debt	(20,716)	(84,036)

Long-term debt	$47,172	$16,355

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

         In August 2000, the Company entered into a $60 million revolving credit agreement (“Credit Agreement”) provided by a syndicate of banks, including Bank One, expiring in August 2002. At the Company’s option, the facility bore interest at either prime or LIBOR based rates payable on a monthly basis. The loan agreement was collateralized by domestic trade receivables, inventories and marketable securities. Concurrent with this agreement, the Company also entered into a $50 million Receivables Purchase Agreement (the “Conduit”) that allowed the Company to borrow against certain lease receivables generated through its wholly owned subsidiary, Golden Eagle Leasing. This agreement expired in August 2001, and at the Company’s option, bore interest at either prime or LIBOR based rates, payable monthly. These agreements were replaced in 2001 by the $45 million senior secured credit facility discussed hereafter.

         On May 24, 2001, Golden Eagle securitized approximately $45.6 million of its equipment leases. The securitization was accounted for as a financing transaction in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. In connection with the securitization, Golden Eagle, through a special purpose subsidiary, Golden Eagle Funding Corp. issued $32 million of contract-backed term notes (the Notes) . The Notes are collateralized by equipment leases acquired from Golden Eagle, security interest in the leased equipment, cash collateral and reserve accounts, as well as other contractual rights and residual proceeds. The Notes bear interest at an annual rate of 8.58%. Principal and interest are payable monthly based on a twenty-nine month amortization schedule. The principal balance outstanding on the Notes at December 31, 2001 amounted to $24.8 million. The net carrying amount of the securitized equipment leases, included in the net investment in direct financing leases at December 31, 2001, amounted to $31.7 million.

         To secure the payment of the principal and interest on the Notes, and to maintain certain credit enhancement and liquidity levels, an indenture trustee maintains possession of the contracts, and receives all payments on the contracts and the receivables for the benefit of the noteholders. For this purpose, a segregated trust account was established at the corporate trust office of the indenture trustee in the name of the indenture trustee for the benefit of the noteholders. At December 31, 2001 there was $6.4 million in deposits, restricted for use in the cash collections, collateral and reserve accounts.

         Under the terms of securitization, Golden Eagle retained the right to act as servicer of the contract assets. The initial measure of the servicing assets net of servicing liabilities retained in the securitization was determined to be zero, and as such, no servicing asset or liability was recorded.

         Cash flows from the securitized assets are used to satisfy the servicing fees, administration expenses and debt payments, including any provision for funding the reserve and cash collateral accounts, related to the Notes on a priority basis. After all parties to the agreement have been satisfied in order of priority, any excess funds are returned to Golden Eagle on a monthly basis.

         The securitization agreements provide for additional credit enhancements, including excess collateralization and the funding of a reserve account. In addition, the covenants under these agreements, among other things, require Golden Eagle Leasing to maintain certain financial ratios and to maintain credit facilities in an aggregate amount of at least $30 million after April 30, 2002. Golden Eagle was in compliance with such covenants as of December 31, 2001.

         In June 2001, we entered into certain interim financing arrangements pending the completion of the refinancing of our credit facilities. On June 4, 2001, we entered a Loan Agreement with a group of eight investors pursuant to which we borrowed an aggregate of $3.4 million. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans were convertible into shares of our common stock at a conversion rate of $3.16 per share. On July 30, 2001, all of the notes plus accrued interest were converted into an aggregate of 1,088,342 shares of common stock. In connection with this borrowing, we issued to the lenders Series B Warrants to purchase up to 460,000 shares of our common stock in the aggregate at an exercise price of $3.16 per share, exercisable through June 4, 2003. In addition, on July 30, we entered into a Stock Purchase Agreement with several investors, including four of the Series B Warrant holders, under which they purchased an aggregate of 1,745,201 shares of our common stock at a price of $4.2975 per share.

         The estimated fair value of the Series B stock warrants at the date issued was $1.44 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and loan discount. The loan discount was written off to interest expense during 2001 when the related loan agreements were converted to common stock. No warrants were exercised during 2001.

         On June 6, 2001, we borrowed $15 million from Michelle Investments LLC pursuant to a Loan and Security Agreement. The loan bore interest at 7.5% per annum and had a maturity date of June 6, 2002. In connection with the Michelle Investments loan, we granted to Michelle Investments a Series A Warrant to purchase up to 1.0 million shares of our common stock, subject to certain adjustments, at an exercise price of $3.19 per share, exercisable through June 6, 2003. On July 31, 2001, we and Michelle Investments entered into a Stock Purchase Agreement under which Michelle Investments purchased 2,475,248 shares of our common stock at a price of $3.03 per share. Michelle Investments paid for the stock through a $7.5 million reduction of the outstanding balance under this loan. Concurrently with the issuance of these shares to Michelle Investments, we repaid the remaining balance of the loan out of funds available under our new credit facility.

         The estimated fair value of the Series A stock warrant at the date issued was $1.36 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $1.4 million was recorded as additional paid in capital and loan discount. The loan discount was written off to interest expense during 2001 when the related loan agreement was paid off. No warrants were exercised during 2001.

         As a condition to obtaining forbearance from our principal lenders under our pre-existing loan agreements, and to secure the $3.4 million in loans above, George Wallner, our Chairman and Chief Strategist and our principal stockholder, agreed to loan us $3.1 million and to subordinate these loans to our other indebtedness, including our new lending facility.

         In August 2001, we replaced our principal credit facility with a new $45 million senior secured credit facility comprised of a $25 million revolving credit facility and two separate term loans for $5 million and $15 million. The two separate term loans were paid off and the revolving credit facility paid down to zero in March 2002 in conjunction with our private placement of common stock completed on March 22, 2002 (see Note 20). The maximum borrowing capacity under this facility is based on inventory and receivables levels and other factors. The borrowers under the new credit facility are Hypercom Corporation and seven of our domestic subsidiaries, and the guarantors consist of Golden Eagle Leasing and two of our foreign subsidiaries. At December 31, 2001, the prime rate used to compute interest rates under the new credit facility was 4.75%.

         Under the covenant provisions of the new credit facility, we have agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to our capital stock (including cash dividends), not make certain investments and not allow our subsidiaries to incur certain types and amounts of debt. In particular, subject to special exceptions, these covenants prohibit us from:

•	incurring any additional indebtedness;

•	incurring or permitting to exist any additional liens on our assets;

•	engaging in a change of control transaction or other fundamental change, such as a merger, recapitalization or liquidation;

•	disposing of our assets, including equipment and inventory, outside the ordinary course of business;

•	prepaying or modifying the terms of our existing indebtedness, except in connection with a permitted financing;

•	redeeming, repurchasing or paying dividends or other distributions on our capital stock;

•	engaging in certain transactions with our affiliates;

•	failing to maintain specified levels of EBITDA and tangible net worth and ratios of senior debt and total debt to EBITDA; and

•	issuing or selling any prohibited preferred stock.

         As of December 31, 2001 we had not met a covenant requiring the pledge of certain assets as collateral to the term loans of the senior credit facility. However, on March 13, 2002 we obtained a waiver of any event of default related to this pledge. The term loans were paid off in March 2002, concurrent with the completion of our private placement of common stock (see Note 20).

         As partial consideration for the senior secured credit facility, we issued to Ableco Holding LLC, an affiliate of one of our lenders, a Series C Warrant to purchase up to 375,000 shares of our common stock at an exercise price of $4.00 per share. The Series C Warrant is exercisable over a period of five years. The Series C Warrant may be exercised, at the same exercise price, for an additional 350,000 shares at every six-month anniversary of the issue date of the term loans while there remain amounts outstanding under the term loans. The estimated fair value of the Series C stock warrant to purchase 375,000 shares of the Company’s common stock, at the date issued was $2.64 per share using a Black-Scholes option pricing model. No warrants were exercised during 2001. The total fair value of these stock warrants of $1.0 million was recorded as additional paid in capital and loan discount. Amortization of the discount in the amount of $.1 million was recorded as interest expense in 2001.

         We also paid to Roth Capital Partners LLC, which assisted us in obtaining our new credit facility, a fee of $2.5 million and issued to it a Series D Warrant to purchase up to 312,477 shares of our common stock at an exercise price of $5.33 per share. The Series D Warrant is exercisable over a period of five years. The estimated fair value of the Series D stock warrant at the date issued was $2.24 per share using a Black-Scholes option pricing model. No warrants were exercised during 2001. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and debt issuance costs. Amortization of the debt issuance costs, including both the fair value of the Series D stock warrant and the cash fee paid, in the amount of $.5 million was recorded as interest expense in 2001. This fee and the value of the Series C and D Warrants will be amortized as part of the loan costs, and effectively increase our interest rate.

         The Company had a $10 million loan agreement with Webster Bank that expired in June 2001. The loan bore interest at either prime or LIBOR based rates, payable on a monthly basis. Additionally, the Company had a $20 million loan agreement with Tokyo Leasing that bore interest at 285 basis points over US Treasury yield, payable monthly. This loan agreement expired on December 31, 2000. These loan agreements were replaced by the securitization.

         At December 31, 2001, the Company has a $3.85 million letter of credit issued by a bank to cover a performance bond requirement from a contractual sale agreement in Brazil. Amounts drawn against this letter of credit bear interest at the bank’s prime rate. The letter of credit expires on November 30, 2003. There were no amounts outstanding on this letter of credit as of December 31, 2001.

         As of December 31, 2000 the Company was not in compliance with certain covenants of the Credit Agreement, the Conduit and Webster loan agreement, as well as delinquency restrictions under the Conduit. Such defaults created cross-defaults under the Tokyo Leasing loan agreement. Consequently the balance outstanding under these agreements, which amounted to $81.1 million, was classified as current debt at December 31, 2000. The Credit Agreement and Conduit were refinanced during 2001 as discussed above.

         The aggregate principal payments due on long-term debt are as follows (dollars in thousands):

Years Ending December 31,

2002	$20,716

2003	19,436

2004	18,228

2005	668

2006	8,578

Thereafter	262

$67,888

10. Income Taxes

         Income (loss) before income taxes consists of the following (dollars in thousands):

				Fiscal Year
	Years Ended		Six Months	Ended
	December 31,		Ended	June 30,
			December 31,
	2001	2000	1999	1999

Income (loss) before income taxes:

United States	$(30,586)	$(29,039)	$(2,482)	$13,702

Foreign	5,701	(8,559)	8,253	(1,136)

	$(24,885)	$(37,598)	$5,771	$12,566

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

	December 31,

	2001	2000

Deferred tax assets, current:

Inventory valuation and reserves	$8,386	$7,000

Compensation accruals	6,756	6,255

Allowance for doubtful accounts	3,367	1,923

Other	—	—

Valuation allowance	(2,419)	(2,232)

Deferred tax assets, current	$16,090	$12,946

Deferred tax assets (liabilities), non-current:

Tax loss carry forwards	$10,759	$6,634

Property, plant and equipment	(781)	(917)

Other	4,469	3,307

Valuation allowance	(4,444)	—

Net deferred tax assets, non-current	$10,003	$9,024

         The components of income tax expense (benefit) are as follows (dollars in thousands):

	Years Ended		Six Months	Fiscal Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2001	2000	1999	1999

Current:

Federal	$(2,302)	$8	$—	$3,584

State	15	9	12	277

Foreign	1,433	720	3,383	978

	(854)	737	3,395	4,839

Deferred:

Federal	(4,274)	(7,409)	(1,503)	(35)

State	(510)	(775)	(250)	(5)

Foreign	661	799	(1,256)	(1,406)

	(4,123)	(7,385)	(3,009)	(1,446)

	$(4,977)	$(6,648)	$386	$3,393

         Consolidated income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate to income taxes before income (loss) as shown below:

	Years Ended		Six Months	Fiscal Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2001	2000	1999	1999

Tax expense (benefit) at the federal statutory rate	(35.0)%	(35.0)%	35.0%	35.0%

State income taxes (benefit), net of federal income tax effect	(2.0)	(2.0)	(2.7)	1.4

Foreign taxes attributable to foreign operations less than federal statutory rate	(0.3)	12.0	(13.2)	(3.2)

Tax credits	(2.0)	(5.3)	(12.4)	(9.0)

Foreign sales corporation	—	—	—	(2.2)

Tax exempt interest	—	—	(0.5)	(3.5)

Translation loss	1.0	1.5	—	11.8

Change in valuation allowance	18.6	5.9	—	—

Capital loss from investment in equity affiliate	0.4	0.9	—	—

Other	(0.7)	4.3	0.5	(3.4)

Effective tax rate	(20.0)%	(17.7)%	6.7%	26.9%

         The deferred tax assets increased during 2001 primarily due to the increase in net operating loss carryforwards. The valuation allowance increased by $4.6 million as management believes, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. During the year ended December 31, 2000, the Company provided a valuation reserve of $2.2 million on its deferred tax assets relating to a portion of the compensation accrual that it estimates is not likely of being recovered when it becomes deductible.

         As of December 31, 2001 and 2000, the Company had not provided deferred income tax benefits on cumulative losses of certain individual international subsidiaries of $26.6 million and $27.1 million, respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $5.3 million and $5.4 million, respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in its various international jurisdictions. As a result of certain employment actions and capital investments undertaken by Hypercom, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2005.

         At December 31, 2001, the Company has U.S. Federal and State net operating loss carryforwards of approximately $24 million. These Federal and State net operating loss carryforwards will begin to expire beginning in 2019 and 2004, respectively, if not previously utilized.

11. Profit Sharing Plans

         The Company has a 401(k) profit sharing plan, which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2001 and 2000, the six-month period ended December 31, 1999 and the fiscal year ended June 30, 1999 was approximately $165,000, $1,119,000, $439,000 and $867,000 respectively.

12. Stockholders’ Equity

Stock Options

         During fiscal 1997, the Company’s board of directors approved the Hypercom Corporation Long-Term Incentive Plan (the “1997 Plan”) which allocates 5,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board of Directors (generally over five years) and expire ten years after the date of grant.

         In July 2000, the Company’s Board of Directors approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (the “2000 Plan”) which allocates 5,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board of Directors, and expire after a period determined by the Board of Directors.

         A summary of the Company’s stock option activity and related information follows:

	Years Ended				Six Months Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999		June 30, 1999

		Weighted		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average	Shares	Average
	under	Exercise	under	Exercise	under	Exercise	under	Exercise
	Options	Price	Options	Price	Options	Price	Options	Price

Beginning balance outstanding	7,057,043	$8.67	5,639,684	$7.14	5,084,679	$6.96	3,745,875	$5.83

Granted	5,653,600	3.75	2,830,850	11.62	969,780	9.21	1,520,304	9.98

Exercised	(80)	10.38	(548,962)	4.73	(500)	9.60	(3,750)	9.60

Forfeited	(2,047,211)	7.29	(864,529)	10.83	(414,275)	8.96	(177,750)	9.12

Ending balance outstanding	10,663,352	$6.32	7,057,043	$8.67	5,639,684	$7.14	5,084,679	$6.96

Exercisable at end of year	4,054,616	$6.83	2,682,934	$5.89	2,503,150	$4.92	2,179,971	$4.41

         The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2001:

		Options Outstanding				Options Exercisable

				Weighted	Weighted		Weighted
			Shares	Average	Average	Shares	Average
			under	Remaining	Exercise	under	Exercise
Range of Exercise Prices			Options	Contractual Life	Price	Options	Price

$0.66	—	2.66	790,000	1.00	$1.91	790,000	$1.91

$3.00	—	3.50	3,642,650	9.13	3.49	202,806	3.49

$3.60	–	6.813	2,674,575	7.08	5.66	1,564,794	6.21

$7.06	–	15.00	3,556,127	8.05	10.69	1,497,016	10.51

			10,663,352			4,054,616

         The weighted average fair value of options granted in the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the fiscal year ended June 30, 1999 was $2.87, $8.90, $7.05 and $6.92 respectively.

         Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 4.5%, 6.0%, 6.5% and 6.5%; an average expected time to exercise of five years; expected volatility of 83%, 77%, 44% and 88%; and no dividends for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the fiscal year ended June 30, 1999.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The pro forma information for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the fiscal year ended June 30, 1999 follows (dollars in thousands except for net income (loss) per share information):

	Year Ended		Six Months	Year
	December 31,		Ended	Ended
			December 31,	June 30,
	2001	2000	1999	1999

Pro forma net income (loss)	$(23,533)	$(36,540)	$3,462	$7,078

Pro forma net income (loss) per share — basic	$(0.64)	$(1.07)	0.10	0.21

Pro forma net income (loss) per share — diluted	$(0.64)	$(1.07)	0.10	0.21

         The above pro forma disclosure is not necessarily representative of the effects on reported net income for future years.

Employee Stock Purchase Plan

         On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees of the Company to purchase shares of the Common Stock through periodic payroll deductions. The initial offering period commenced immediately following the IPO and extended through June 30, 1998, with subsequent offering periods beginning every six months thereafter (every three months effective November 16, 1999). At the end of each offering period, payroll deductions for the offering period are used to purchase shares of Common Stock for each participant’s account at a price equal to 90% (85% effective November 16, 1999) of the fair market value of the Common Stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of Common Stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the plan, for the years ended December 31, 2001 and 2000, the six month period ended December 31, 1999 and the fiscal year ended June 30, 1999 the Company sold 156,765, 83,641, 34,508, and 79,133 shares to employees at weighted average prices of $2.84, $9.16, $8.61, and $9.09 per share, respectively.

Preferred Stock

         On September 8, 1997, the Company’s board of directors authorized 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2001, 2000, and 1999, no shares were outstanding.

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

         Future minimum payments under operating leases are as follows (dollars in thousands):

Operating
Years Ending December 31,	Leases

2002	$2,326

2003	1,318

2004	729

2005	507

2006	555

Thereafter	—

Total minimum lease payments	$5,435

         Rental expense amounted to $4.5 million, $4.4 million, $2.1 million and $3.5 million for the years ended December 31, 2001 and 2000, the six months ended December 31, 1999 and the fiscal year ended June 30, 1999, respectively.

Litigation

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

15. Related Party Transactions

Receivables from and Payable to Stockholders

         During the year ended December 31, 2001, the Company entered into loan agreements, as amended and restated, with George Wallner, the Company's Chairman, in the aggregate amount of $3.1 million. The loans bear interest at 12% annually and are due January 31, 2003. The outstanding balance of $3.1 million as of December 31, 2001 is included in long-term debt. (See Note 20).

         In fiscal 1997, the Company made a loan to George Wallner, the Company’s Chairman, in the principal amount of $749,000 and to Paul Wallner, in the principal amount of $749,000. The loans are non-interest bearing and are due in full in March 2004. The outstanding balance on these notes is included as a separate component of Stockholders’ Equity.

16. Segment Information

         As of December 31, 1999, the Company had two segments: Point-of-Sale (POS) Systems and Network Systems. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. In conjunction with the establishment of the Cirilium joint venture on December 31, 1999, Network Systems became immaterial to the Company’s consolidated financial position and results of operations as a separate reportable segment. With the acquisition of Golden Eagle LLC, a direct-financing lease business, direct-finance leasing activities became a new reportable segment.

         The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies. The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the years ended December 31, 2001 and 2000 (dollars in thousands):

	Year Ended December 31, 2001			Year Ended December 31, 2000

	POS and Network	Equipment		POS and Network	Equipment
	Systems	Leasing	Total	Systems	Leasing	Total

Revenue from external customers	$263,139	$28,565	$291,704	$302,203	$25,357	$327,560

Intersegment revenues	—	—	—	—	—	—

Total revenues	$263,139	$28,565	$291,704	$302,203	$25,357	$327,560

Segment income (loss) from operations	$13,806	$(7,376)	$6,430	$6,110	$(4,397)	$1,713

Depreciation and amortization expense	$11,110	$2,590	$13,700	$9,511	$1,799	$11,310

Segment assets	$775,988	$74,804	$850,792	$622,741	$87,103	$709,844

Reconciliation

	Year Ended December 31,

	2001	2000

Net Revenues

Net revenues for reportable segments	$291,704	$327,560

Elimination of intersegment revenues	—	—

Total consolidated revenues	$291,704	$327,560

Income from Operations

Income from operations for reportable segments	$6,430	$1,713

Elimination of intersegment profits (losses)	—	—

Unallocated amounts:

Corporate expenses	(17,377)	(24,756)

Consolidated loss from operations	$(10,947)	$(23,043)

Depreciation and Amortization Expenses

Depreciation and amortization expenses from reportable segments	$13,700	$11,310

Unallocated amounts:

Corporate depreciation and amortization	2,045	1,929

Consolidated depreciation and amortization expense	$15,745	$13,239

	Years Ended December 31,

	2001	2000

Assets

Segment assets	$850,792	$709,844

Unallocated amounts:

Corporate assets	225,110	166,298

Eliminations:

Intercompany receivables	(357,748)	(255,980)

Investments in subsidiaries	(125,771)	(94,124)

Advances to subsidiaries	(247,588)	(158,261)

Profit in ending inventory	(7,107)	1,460

Other profit eliminations	6	—

Consolidated assets	$337,694	$369,237

         Net revenues to external customers are based on the location of the customer. Geographic information as of and for each of the years ended December 31, 2001 and 2000 and for the six months ended December 31, 1999 and for the fiscal year ended June 30, 1999 is presented in the table below (dollars in thousands):

	United States	Latin America	Asia/Pacific	Europe	Total

Year ending December 31, 2001

Revenues	$138,764	$73,243	$34,143	$45,554	$291,704

Long-lived assets	57,969	18,257	3,337	10,510	90,073

Year ending December 31, 2000

Revenues	$155,810	$76,360	$39,908	$55,482	$327,560

Long-lived assets	61,036	20,232	6,405	10,069	97,742

Six months ending December 31, 1999

Revenues	$66,224	$39,971	$21,275	$21,812	$149,282

Long-lived assets	42,053	8,136	9,530	7,948	67,667

Year ending June 30, 1999

Revenues	$141,100	$59,461	$34,253	$26,701	$261,515

Long-lived assets	32,012	7,315	7,030	6,818	53,175

17. Acquisitions

Golden Eagle LLC

         On January 10, 2000, the Company acquired, through a wholly owned subsidiary, substantially all of the assets and business and assumed certain liabilities of Golden Eagle LLC (“Golden Eagle”). Golden Eagle is a lessor of POS equipment. The purchase price paid was $18.5 million in cash and $4 million in the Company’s common stock. The purchase agreement provides for additional payments up to $32.5 million, payable in the Company’s common stock based on Golden Eagle’s earnings over the next three-year period subsequent to the acquisition date, ending December 31, 2002. Such payments, if paid, would constitute additional goodwill and be assessed annually in accordance with SFAS No. 142. No payments were made for the earn out periods ending December 31, 2001 and 2000.

         The acquisition was accounted for under the purchase method of accounting. Substantially all the purchase price was allocated to identifiable net tangible assets and liabilities of $0.9 million and identifiable intangibles and goodwill amounting to $21.6 million, which is being amortized over 15 years. The results of Golden Eagle’s operations are included in the Company’s consolidated statements of operations and cash flows beginning from the date of acquisition.

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

	Year Ended	Six Months Ended
	December 31,	December 31,
	2000	1999

Revenues	$327,996	$153,161

Net income (loss)	$(30,949)	$3,436

Basic earnings (loss) per share	$(0.91)	$0.10

Diluted earnings (loss) per share	$(0.91)	$0.10

18. Supplemental Cash Flow Information (in thousands)

	Years Ended
	December 31,		Six Months Ended	Year Ended
			December 31,	June 30,
	2001	2000	1999	1999

Interest paid	$(8,614)	$(8,979)	$(541)	$(455)

Income taxes paid	$(2,340)	$(368)	$(18)	$(5,652)

Noncash investing activities:

Acquisition of plant and equipment through capital leases	$—	$1,630	$—	$—

Contribution of assets to jointly-owned company	$—	$—	$776	$—

Changes in accounts payable related to the purchase of property, plant and equipment	$471	$(36)	$(95)	$210

Noncash financing activities:

Issuance of stock to pay off notes payable	$(7,500)	$—	$—	$—

Issuance of common stock warrants at fair value	$(3,722)	$—	$—	$—

Beneficial conversion feature	$(667)	$—	$—	$—

Conversion of notes payable and accrued interest into common stock	$(3,438)	$—	$—	$—

Acquisition of controlling interest in subsidiaries:

Assets acquired (net of seller financing)	$—	$69,512	$3,962	$18,290

Liabilities assumed	—	(41,378)	(362)	(7,942)

Net assets acquired	—	28,134	3,600	10,348

Less issuance of treasury stock	—	—	—	(1,069)

Less issuance of common stock	—	(4,000)	—	—

Net cash paid for acquisition of controlling interest in subsidiaries	$—	$24,134	$3,600	$9,279

19. Interim Financial Results (Unaudited)

         The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2001 and 2000. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts.)

	Year Ended December 31, 2001

	March 31	June 30	September 30	December 31(1)	Fiscal Year

Net revenue	$71,075	$75,095	$71,011	$74,523	$291,704

Gross profit	17,944	25,810	26,340	28,037	98,131

Income (loss) from operations	(11,778)	(2,080)	230	2,681	(10,947)

Net income (loss)	(13,253)	(5,759)	(2,385)	1,489	(19,908)

Basic earnings (loss) per share	(0.39)	(0.17)	(0.06)	0.04	(0.54)

Diluted earnings (loss) per share	(0.39)	(0.17)	(0.06)	0.04	(0.54)

	Year Ended December 31, 2000

	March 31	June 30	September 30	December 31	Fiscal Year

Net revenue	$77,333	$89,817	$75,915	$84,495	$327,560

Gross profit	30,688	37,333	17,974	29,409	115,404

Income (loss) from operations	(2,832)	2,836	(17,778)	(5,269)	(23,043)

Net income (loss)	(3,874)	(1,235)	(21,633)	(4,208)	(30,950)

Basic earnings (loss) per share	(0.11)	(0.04)	(0.63)	(0.12)	(0.91)

Diluted earnings (loss) per share	(0.11)	(0.04)	(0.63)	(0.12)	(0.91)

(1)	During the fourth quarter of 2001 we reduced sales by $7.5 million to reflect a reserve for product returns. This reserve for product returns related to one particular customer whereby we decided take back product for the purpose of providing additional product features and enhancements. These new features and enhancements were not included in the specifications at the date of the original sales, and we were not required to make the modifications under the terms of the original sale. We elected to make a customer concession and provide the enhancements and have recorded this as a product return. As a result of this sales return, gross profit was reduced by $2.0 million during the fourth quarter of 2001. As the product is modified and determined to meet the customer's revised requirements, we will record sales when all requirements of SAB 101 are met.

20. Subsequent Events

         On March 22, 2002, the Company completed a private placement of 7,870,000 shares of its common stock, raising $39.4 million in gross proceeds before deducting commissions and expenses of the offering of approximately $3.2 million. The shares were not registered with the SEC in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as well as similar exemptions contained in the securities laws, rules and regulations of the applicable states. The shares may not be re-offered or resold in the United States absent registration, or an applicable exemption from registration requirements of the

1933 Act. The Company has used the proceeds to pay off and cancel its term loans from the senior credit facility, pay down to zero the balance on the revolving line of credit from the senior credit facility, pay off the balance due to George Wallner, the Company’s Chairman. Remaining proceeds will be used for general corporate purposes.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Hypercom Corporation

         Our audit of the consolidated financial statements for the year ended June 30, 1999 referred to in our report dated July 20, 1999 which report and consolidated financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended June 30, 1999 included at page 62 of this Form 10-K. In our opinion, this financial statement schedule for the year ended June 30, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
July 20, 1999

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Period	Expenses	Accounts	Deductions(A)	End of Period

		(Dollars in thousands)
Year Ended June 30, 1999:

Allowance for doubtful accounts	$3,729	$1,386	$—	$(2,033)	$3,082

Inventory reserves	4,643	2,925	—	(2,295)	5,273

Six Months Ended December 31, 1999:

Allowance for doubtful

accounts	3,082	(24)		(1,469)	1,589

Inventory reserves	5,273	(281)	32		5,024

Year Ended December 31, 2000:

Allowance for doubtful accounts	1,589	2,732	—	(666)	3,655

Inventory reserves	5,024	3,170	—	(968)	7,226

Allowance for credit losses	—	11,681	1,600	(11,157)	2,124

Year Ended December 31, 2001:

Allowance for doubtful

accounts	3,655	1,780	—	(1,406)	4,029

Inventory reserves	7,226	3,794	—	(250)	10,770

Allowance for credit losses	2,124	18,075	—	(14,893)	5,306

(A)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	—	Amended and Restated Bylaws of Hypercom Corporation *

4.1	—	Amended and Restated Certificate of Incorporation of Hypercom (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	—	Loan and Security Agreement dated as of June 6, 2001 by and among Hypercom Corporation, Hypercom U.S.A., Inc., Hypercom Horizon, Inc. and Michelle Investments LLC (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed June 14, 2001)

10.2	—	Promissory Note dated June 6, 2001 executed by Hypercom Corporation, Hypercom U.S.A., Inc. and Hypercom Horizon, Inc. in favor of Michelle Investments LLC (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed June 14, 2001)

10.3	—	Series A Warrant to Purchase Shares of Common Stock of Hypercom Corporation dated June 6, 2001 issued to Michelle Investments LLC (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed June 14, 2001)

10.4	—	Loan Agreement dated as of June 4, 2001 by and among certain lenders (listed by exhibit thereto), Hypercom Corporation and George R. Wallner (incorporated by reference to Exhibit 10.5 to Hypercom Corporation’s Current Report on Form 8-K filed June 14, 2001)

10.5	—	Security Agreement dated as of June 4, 2001 by and between George R. Wallner and certain lenders to Hypercom Corporation (listed by exhibit thereto) (incorporated by reference to Exhibit 10.6 to Hypercom Corporation’s Current Report on Form 8-K

10.6	—	filed June 14, 2001) Form of Convertible Promissory Note issued to certain lenders to Hypercom Corporation (incorporated by reference to Exhibit 10.7 to Hypercom Corporation’s Current Report on Form 8-K filed June 14, 2001)

10.7	—	Form of Series B Warrant to Purchase Shares of Common Stock of Hypercom Corporation issued to each member of the Investor Group (incorporated by reference to Exhibit 10.8 to Hypercom Corporation’s Current Report on Form 8-K filed June 14, 2001)

10.8	—	Loan and Security Agreement dated as of July 31, 2001 by and among Hypercom Corporation, Hypercom (Arizona), Inc., Hypercom U.S.A., Inc., Hypercom Manufacturing Resources, Inc., Hypercom Horizon, Inc., Epicnetz, Inc., Hypercom Latino America, Inc., Hypercom Europe Limited, Inc., Foothill Capital Corporation and Ableco Finance LLC (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed August 9, 2001)

10.9	—	Form of Series C Warrant to Purchase Shares of Common Stock of Hypercom Corporation issued to Ableco Holding LLC (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed August 9, 2001)

10.10	—	Form of Series D Warrant to Purchase Shares of Common Stock of Hypercom Corporation issued to Roth Capital Partners LLC (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed August 9, 2001)

10.11	—	Stock Purchase Agreement dated July 31, 2001 between Hypercom Corporation and Michelle Investments LLC (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed August 9, 2001)

10.12	—	Stock Purchase Agreement dated July 30, 2001 among Hypercom Corporation, Norton Family Living Trust UTD 2-4-91, Norton Family Living Trust UTD 2-15-96, Stevenson Family Living Trust UTD 7-1-97, JR Norton Ventures Limited Partnership, Daniel D. Diethelm, Michael R. Norton and Matthew A. Diethelm (incorporated by reference to Exhibit 10.5 to Hypercom Corporation’s Current Report on Form 8-K filed August 9, 2001)

Exhibit
Number		Description of Exhibit and Method of Filing

10.13	—	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc. (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.14	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))†

10.15	—	Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))†

10.16	—	Hypercom Corporation 2000 Broad Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-43622))†

10.17	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.6 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))†

10.18	—	Employment Agreement with Albert A. Irato, dated October 4, 2001 *†

10.19	—	Amendment No. One, dated October 3, 2001, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of it subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.20	—	Amendment No. Two, dated November 13, 2001, to Loan and Security Agreement dated July 31, 2001, by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.21	—	Amendment No. Three dated February 13, 2002, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed February 19, 2002)

10.22	—	Waiver and Consent dated March 13, 2002, by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed March 26, 2002)

10.23	—	Loan and Security Agreement dated August 24, 2001, by and between Golden Eagle Leasing, Inc. and Webster Bank (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed September 11, 2001)

10.24	—	Loan and Security Agreement dated August 28, 2001, by and between Golden Eagle Leasing, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed September 11, 2001)

10.25	—	Loan Agreement, dated October 12, 1996 by and between Hypercom Pty. Ltd. and George Wallner (incorporated by reference to Exhibit 10.11 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))†

10.26	—	Loan Agreement, dated October 12, 1996 by and between Hypercom Pty. Ltd. and Paul Wallner (incorporated by reference to Exhibit 10.10 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))†

10.27	—	Waiver and Consent dated March 25, 2002, by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation*

21.1	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-68202))

23.1	—	Consent of Ernst & Young L.L.P., independent accountants*

23.2	—	Consent of PricewaterhouseCooper L.L.P., independent accountants*

24.1	—	Powers of Attorney*

99.1	—	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

†	Management or compensatory plan or agreement.