Form 10-Q
period 2002-03-31
HYPERCOM CORP
filed 2002-05-13
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002.

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number: 1-13521

HYPERCOM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0828608 (I.R.S. Employer Identification Number )

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

Yes        No

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 6, 2002, was
47,844,840.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
ASSETS	2002	December 31,
	(unaudited)	2001

Current assets:

Cash and cash equivalents	$15,752	$13,402

Restricted cash	6,829	6,367

Accounts receivable, net of allowance for doubtful accounts of $4,773 and $4,029	79,023	70,860

Current portion of net investment in direct financing leases	15,412	16,242

Inventories, net	59,914	62,411

Deferred income taxes	16,123	16,090

Prepaid taxes	920	762

Prepaid expenses and other current assets	27,126	26,568

Total current assets	221,099	212,702

Property, plant and equipment, net	37,562	37,964

Long-term marketable securities, at market	155	155

Long-term portion of net investment in direct financing leases	21,782	24,761

Deferred income taxes	10,003	10,003

Goodwill, net of amortization of $3,293	21,706	21,706

Intangible assets, net of amortization of $11,090 and $9,873	12,475	13,597

Other assets	14,280	16,806

Total assets	$339,062	$337,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$30,911	$31,761

Accrued liabilities	21,583	22,744

Deferred revenue	3,133	2,180

Income taxes payable	280	1,495

Current portion of long-term debt	15,742	20,716

Total current liabilities	71,649	78,896

Long-term debt	20,690	47,172

Other non-current liabilities	293	257

Total liabilities	92,632	126,325

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 47,760,309 and 39,795,554 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	27	19

Additional paid-in capital	213,323	175,628

Receivables from stockholders	(1,498)	(1,498)

Retained earnings	37,080	39,722

	248,932	213,871

Treasury stock, 230,088 shares (at cost) at March 31, 2002 and December 31, 2001	(2,502)	(2,502)

Total stockholders’ equity	246,430	211,369

Total liabilities and stockholders’ equity	$339,062	$337,694

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended

	March 31, 2002	March 31, 2001

Net revenue	$77,076	$71,075

Costs and expenses:

Costs of revenue	49,804	53,131

Research and development	6,397	8,253

Selling, general and administrative	18,279	21,469

Total costs and expenses	74,480	82,853

Income (loss) from operations	2,596	(11,778)

Interest income	19	254

Interest expense	(2,002)	(1,234)

Other expense	(45)	(1,257)

Foreign currency loss	(1,580)	(2,551)

Loss before income taxes and extraordinary item	(1,012)	(16,566)

Income tax benefit	203	3,313

Loss before extraordinary item	(809)	(13,253)

Extraordinary loss on early retirement of debt, net of tax benefit of $785	(1,833)	—

Net loss	$(2,642)	$(13,253)

Net loss per share:

Basic loss per share:

Loss before extraordinary item	$(0.02)	$(0.39)

Extraordinary item	(0.05)	—

Net loss	$(0.07)	$(0.39)

Weighted average basic common shares	40,639	34,336

Diluted loss per share:

Loss before extraordinary item	$(0.02)	$(0.39)

Extraordinary item	(0.05)	—

Net loss	$(0.07)	$(0.39)

Weighted average diluted common shares	40,639	34,336

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash flows from operating activities:

Net loss	$(2,642)	$(13,253)

Adjustments to reconcile net loss to net cash from operating activities:

Depreciation/amortization	3,591	3,839

Amortization of deferred financing costs	697	—

Amortization of discount on note payable	83	—

Bad debt expense	1,161	556

Deferred components of direct financing leases	(142)	(130)

Provision for losses on direct financing leases	2,559	10,145

Provision for excess and obsolete inventory	988	445

Extraordinary loss on early extinguishment of debt	2,618	—

Foreign currency loss	1,580	2,720

Deferred income taxes	(90)	—

Other	151	51

(Increase) decrease in accounts receivable, inventories, prepaid income taxes, prepaid expenses and other current assets & other assets	(8,501)	6,472

Decrease in accounts payable, accrued liabilities, deferred revenue & income taxes payable	(2,491)	(2,824)

Net cash (used in) provided by operating activities	(438)	8,021

Cash flows from investing activities:

Payments received on notes receivable	348	355

Principal payments received on direct financing leases	3,204	3,182

Funding of direct financing leases	(2,080)	(8,324)

Increase in restricted cash	(462)	—

Acquisition of other assets	(446)	(326)

Proceeds from disposal of property, plant & equipment	9	206

Purchase of property, plant & equipment	(1,915)	(228)

Proceeds from maturity of marketable securities	—	2,775

Net cash used in investing activities	(1,342)	(2,360)

Cash flows from financing activities:

Proceeds of bank notes payable and other debt instruments	37,740	1,000

Repayment of bank notes payable and other debt instruments	(70,100)	(17,617)

Proceeds from sale of lease receivables	—	5,420

Proceeds from issuance of common stock	36,870	97

Net cash provided by (used in) financing activities	4,510	(11,100)

Effect of exchange rate changes on cash	(380)	(344)

Net increase (decrease) in cash	2,350	(5,783)

Cash & cash equivalents, beginning of period	13,402	13,008

Cash & cash equivalents, end of period	$15,752	$7,225

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the periods have been included and are considered of a normal recurring nature except for the impact on quarterly results and balance sheet amounts related to the extraordinary loss on early retirement of debt (See Note 6). Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2002	2001

Purchased parts	$21,976	$21,502

Work in progress	6,756	8,560

Finished goods	31,182	32,349

	$59,914	$62,411

NOTE 3 — SEGMENT INFORMATION

As of December 31, 2001 Hypercom had two segments: Point-of-Sale (POS) and Network Systems, and Equipment Leasing.

Hypercom’s reportable segments are strategic business units that offer different products and services. They are managed separately as each also reflects different marketing strategies and financing requirements.

The following table presents certain unaudited segment financial information for the three months ended March 31, 2002 and 2001, respectively. Amounts shown are in thousands.

For the Three Months Ended March 31, 2002:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$70,201	$6,875	$—	$—	$77,076

Operating income (loss)	$6,853	$164	$(4,421)	$—	$2,596

Segment Assets	$823,051	$72,155	$207,893	$(764,037)	$339,062

For the Three Months Ended March 31, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$63,523	$7,552	$—	$—	$71,075

Operating income (loss)	$812	$(7,541)	$(5,049)	$—	$(11,778)

Segment Assets	$596,205	$76,074	$185,719	$(520,175)	$337,823

NOTE 4 – INCOME TAXES

The income tax benefit before extraordinary item for federal, state and foreign taxes was $0.2 million and $3.3 million for the three months ended March 31, 2002 and 2001, respectively. The Company’s effective rate of income tax benefit before extraordinary item was 20% for the three months ended March 31, 2002 and 2001.

The income tax rate for the three months ended March 31, 2002 and 2001, differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that are less than the U.S. statutory rate, the impact of research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and charges relating to the estimated portion of certain deferred tax assets that management estimates may not be recoverable

NOTE 5 – COST OF REVENUES

In the three month-period ended March 31, 2001, Golden Eagle Leasing recorded, in cost of revenues, an incremental charge of $7.2 million to strengthen credit reserves for certain segments of its lease receivables. This charge represented management’s estimate of potential loan losses that exceed its historical rate of loan losses based on analysis of results through March 31, 2001. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable.

Continued losses that exceed historical trends could result in the substantial impairment of Golden Eagle’s goodwill, which amounted to $20.4 million, net as of March 31, 2002.

NOTE 6 – DEBT AND EQUITY TRANSACTIONS

On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were subsequently registered effective May 2, 2002.

The net proceeds of the private offering amounted to $36.5 million and have been used to repay two term loans under the Company’s credit facility with principal balances of $15.3 million and $3.3 million, to repay $3.1 million in outstanding loans from a director and principal stockholder, and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds will be used for general corporate purposes.

In connection with the early retirement of our term loans, we recorded an extraordinary loss on retirement of debt of $1.8 million, net of tax benefit of $0.8 million. The extraordinary loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with the term loans.

In connection with the private offering, the Company entered into an agreement with its principal lenders relating to its revolving credit facility which waived any default or event of default with respect to the delivery of certain collateral documents that the Company was obligated to deliver under the facility and permitted the Company to repay the term loans. The effective date of the Amendment was March 13, 2002.

NOTE 7 – CURRENT AND FUTURE ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, “Business Combinations”, SFAS 142, “Goodwill and Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill will be tested for impairment by comparing the asset’s fair value to the carrying value. Management is in the process of conducting preliminary valuations of its reporting units and will finalize the analysis in the second quarter of 2002. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. No amortization period adjustments were necessary.

The following table reflects the reconciliation of reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization.

	Three Months Ended
	March 31,

(in thousands except per share data)	2002	2001

Net loss

Reported loss before extraordinary item	$(809)	$(13,253)

Add back: Goodwill amortization, net of tax	—	247

Extraordinary item, net of tax	(1,833)	—

Adjusted net loss	$(2,642)	$(13,006)

Per share of common stock

Basic:

Reported loss before extraordinary item	$(0.02)	$(0.39)

Add back: Goodwill amortization, net of tax	—	0.01

Extraordinary item, net of tax	(0.05)	—

Adjusted net loss	$(0.07)	$(0.38)

Diluted:

Reported loss before extraordinary item	$(0.02)	$(0.39)

Add back: Goodwill amortization, net of tax	—	0.01

Extraordinary item, net of tax	(0.05)	—

Adjusted net loss	$(0.07)	$(0.38)

SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-live assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three months ended March 31, 2002, increased $6.0 million or 8.4% to $77.1 million from $71.1 million in the three months ended March 31, 2001. This increase was principally due to the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million, or 11.2%, during the three months ended March 31, 2002, versus $1.6 million in revenue recognized under the same contract in the first quarter of 2001. Remaining performance milestones under this contract are expected to be substantially less than the milestone achieved in the first quarter of 2002, as we are now entering the maintenance phase of this contract.

Net revenues from services activities, principally derived from POS support services, comprised less than 10% of total net revenue in both the three months ended March 31, 2002 and 2001. Our only revenues from long-term contracts in these periods were derived from our contract with the Brazilian Health Ministry as discussed previously.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing leases. For the three months ended March 31, 2002, costs of revenue decreased $3.3 million or 6.3% to $49.8 million from $53.1 million for the three months ended March 31, 2001. Gross margin increased $9.3 million for the three months ended March 31, 2002, compared to the same period in the prior year.

The current period reduction in cost on higher net revenues reflected the effect of an incremental charge, in addition to the normal loan loss provisions recorded in cost of revenues, of $7.2 million in the three months ended March 31, 2001, to strengthen credit reserves for certain segments of Golden Eagles’ direct finance lease receivables. This incremental charge represented management’s estimate of potential loan losses that would exceed its historical rate of loan losses based on analysis of results through March 31, 2001.

The factors contributed to Golden Eagle’s decision in the first quarter of 2001 to strengthen credit reserves:

•	We identified several new vendor programs established in 2000, that were experiencing losses at higher than historic loss levels for other vendor programs. These programs required that independent sales organizations provide additional services to the merchants (lessees) as part of the lease program. To the extent that service levels were not as the merchants expected, the likelihood of their making required lease payments was reduced. Losses for these programs began to exceed historical levels as of the quarter ended March 31, 2001;

•	Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

•	The overall credit mix of the portfolio was slightly skewed (a few percentage points) toward higher risk credits, commonly referred to as C and D rated credits. C and D credit leases booked in the year 2000 were performing significantly worse than C and D credits booked in previous years; and

•	The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable.

Continued losses that exceed historical trends could result in the substantial impairment of Golden Eagle’s goodwill, which amounted to $20.4 million, net as of March 31, 2002.

As a percentage of revenue, gross margin increased from 25.2% in the three months ended March 31, 2001 to 35.4% for the three months ended March 31, 2002. Exclusive of the $7.2 million incremental credit reserve, the gross margin percentage for the three months ended March 31, 2001 was 35.4%.

The gross margin of 35.4% for the first quarter of 2002 reflects an improvement of gross margin in our terminal and services business, offset by the lower margin on the Brazilian Health Ministry contract revenue recorded in the first quarter of 2002. Exclusive of the revenue and gross margin attributed to the Brazilian Health Ministry contract our gross margin was 38.7% for the three months ended March 31, 2002, compared to 36% for the same period in the prior year, after excluding the credit reserve and Brazilian Health Ministry revenue and gross margin. This improvement can be attributed to production efficiencies, more cost effective engineering of our products and improved selling prices in certain of our service operations.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended March 31, 2002 decreased $1.9 million or 22.5% to $6.4 million from $8.3 million for the three months ended March 31, 2001. This decrease is directly attributable to our cost cutting efforts of reducing personnel and curtailing spending for research and development materials. Since substantially all development activities related to the introduction of the ICE product family and the ePic initiative are complete, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing product and to a much lesser extent, new product introductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $18.3 million for the three months ended March 31, 2002, compared to $21.5 million for the comparative three months in the prior year. This $3.2 million or 14.9% decrease is attributable to worldwide cost containment measures.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three months ended March 31, 2002 increased $14.4 million to $2.6 million compared to a loss of $11.8 million for the same three months in the prior year. The increase resulted primarily from the gross margin improvement and expense reductions when compared to the same quarter of the prior year.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

The Company incurred interest expense of $2.0 million during the three months ended March 31, 2002, which consisted primarily of interest on borrowings for long-term debt, amortization of loan discounts from warrants issued and debt issuance costs. Other expenses in the amount of $1.3 million, for the three months ended March 31, 2001, consisted primarily of charges associated with the requirements under the debt forbearance agreements and other related costs associated with being in default with our lenders at that time. During the first quarter 2002, we were not in default with our lenders and accordingly did not incur default related costs. Foreign currency loss of $1.6 million during the three months ended March 31, 2002, resulted principally from the devaluation of the Argentine Peso, which accounted for $1.0 million of the translation loss.

INCOME TAXES

The income tax benefit before extraordinary item for federal, state and foreign taxes was $0.2 million and $3.3 million for the three months ended March 31, 2002 and 2001, respectively. The Company’s effective rate of income tax benefit before extraordinary item was 20% for the three months ended March 31, 2002 and 2001.

The income tax rate for the three months ended March 31, 2002 and 2001, differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that are less than the U.S. statutory rate, the impact of research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and charges relating to the estimated portion of certain deferred tax assets that management estimates may not be recoverable.

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

Cash used in operations for the three months ended March 31, 2002 was $0.4 million compared to cash provided by operations of $8.0 million for the three months ended March 31, 2001. The principal reason for the change in operating cash flow between 2002 and 2001 was the increase in accounts receivable. Accounts receivable increased mainly as a result of our attainment of the performance milestone under our Brazilian Health Ministry contract at the end of March 2002, which exceeded the milestone attained at the end of March 2001 by approximately $7.0 million. This resulted in a use of operating cash for the three months ended March 31, 2002, which was greater than the same period in the prior year. Such performance milestones are based on approval from the Brazilian Health Ministry, after full delivery of products and services for each scheduled performance milestone. Payment is generally received within four to six months after such approval. Payment terms on our terminal product sales generally range from net 30 to 60 days depending on the circumstances of each order.

The Company used $1.3 million in investing activities for the three months ended March 31, 2002 compared to cash used in investing of $2.4 million for the three months ended March 31, 2001. Capital expenditures totaled $1.9 million for the three months ended March 31, 2002, compared to $0.2 million for the three months ended March 31, 2001. Expenditures in 2002 were principally for upgrades to computer software and equipment. Depreciation expense was $2.4 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively.

Cash provided by financing activities was $4.5 million for the three months ended March 31, 2002, compared to cash used in financing activities of $11.1 million for the three months ended March 31, 2001. This improvement of $15.6 million reflects our ability to utilize our credit facility in 2002 versus having significant restrictions in place during 2001, and the issuance and sale of stock during the three months ended March 31, 2002, as discussed below. Long-term debt decreased $31.5 million to $36.4 million at March 31, 2002, from $67.9 million at December 31, 2001, principally as a result of repaying the debt with proceeds from the sale of stock. At March 31, 2002, working capital and cash was $150.6 million and $15.8 million, respectively, compared to $133.8 and $13.4 million at December 31, 2001, respectively.

On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were subsequently registered effective May 2, 2002.

The net proceeds of the private offering amounted to $36.5 million and have been used to repay two term loans with principal balances of $15.3 million and $3.3 million, respectively, under the Company’s credit facility, to repay $3.1 million in outstanding loans from a director and principal stockholder, and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds will be used for general corporate purposes.

In connection with the early retirement of our term loans, we recorded an extraordinary loss on retirement of debt of $1.8 million, net of tax benefit of $0.8 million. The extraordinary loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with the term loans.

Further, in connection with the private offering, the Company entered into an agreement with its principal lenders relating to its revolving credit facility which waived any default or event of default with respect to the delivery of certain collateral documents that the Company was obligated to deliver under the facility and permitted the Company to repay the term loans. The effective date of the Amendment was March 13, 2002.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and reducing costs.

BACKLOG

As of March 31, 2002, Hypercom had backlog of $61.0 million, compared to $163.0 million at March 31, 2001. This decrease is due to deliveries under prior sales orders and the timing of new orders with several large customers that were pending completion as of March 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Hypercom is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Nevertheless, the fair value of Hypercom’s investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, as the majority of its holdings are short-term in nature.

A substantial portion of Hypercom’s revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. The Company incurred translation losses of $1.6 million during the quarter ended March 31, 2002, principally due to the continued devaluation of the Argentine Peso, which accounted for $1.0 million of the translation loss.

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         (c)  On March 22, 2002, the Company completed a private offering of 7,870,000 shares of its common stock at the price of $5.00 per share. Information regarding this private offering is incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on March 27, 2002.

Also see Note 6 to Consolidated Financial Statements in Item 1 of Part I of this Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources in Item 2 of Part I of this Report for additional information regarding the sale of such equity securities.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

10.1	Amendment No. 1, dated March 31, 2002, to Loan and Security Agreement and Consents, dated August 28, 2001, among Congress Financial Corporation, Golden Eagle Leasing Inc., and Hypercom Corporation.

10.2	Second amendment, dated March 28, 2002, to Loan and Security Agreement, dated August 24, 2001, between Golden Eagle Leasing, Inc. and Webster Bank.

11.1	Statement re Computation of Per Share Earnings.

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

(b)  The Company filed Reports on Form 8-K during the quarter ended March 31, 2002, as follows:

         •     February 14, 2001, reporting in Item 5 its financial results for the fourth quarter and year ended December 31, 2001.

         •     February 19, 2002, reporting in Item 5 an amendment to its principal credit facility.

         •     March 27, 2002, reporting in Item 5 the completion of a private offering of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 10, 2002	By: /s/ John W. Smolak John W. Smolak

Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

10.1	Amendment No. 1, dated March 31, 2002, to Loan and Security Agreement and Consents, dated August 28, 2001, among Congress Financial Corporation, Golden Eagle Leasing Inc., and Hypercom Corporation.*

10.2	Second amendment, dated March 28, 2002, to Loan and Security Agreement, dated August 24, 2001, between Golden Eagle Leasing, Inc. and Webster Bank.*

11.1	Statement re Computation of Per Share Earnings.*

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.*

*	Filed herewith.