Form 10-Q
period 2002-06-30
HYPERCOM CORP
filed 2002-08-14
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002.

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

Yes ☑     No

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 6, 2002, was 47,985,196.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-11.1
EX-21
EX-99.1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2002	December 31,
	(unaudited)	2001

ASSETS

Current assets:

Cash and cash equivalents	$13,908	$13,402

Restricted cash	6,885	6,367

Accounts receivable, net of allowance for doubtful accounts of $3,610 and $4,029	78,847	70,860

Current portion of net investment in direct financing leases	14,480	16,242

Inventories, net	61,581	62,411

Deferred income taxes	16,125	16,090

Prepaid taxes	858	762

Prepaid expenses and other current assets	28,710	26,568

Total current assets	221,394	212,702

Property, plant and equipment, net	38,184	37,964

Long-term marketable securities, at market	153	155

Long-term portion of net investment in direct financing leases	19,379	24,761

Deferred income taxes	10,003	10,003

Goodwill, net of amortization of $3,293	—	21,766

Intangible assets, net of amortization of $12,392 and $9,873	13,131	13,537

Other assets	13,935	16,806

Total assets	$316,179	$337,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$29,226	$31,761

Accrued liabilities	24,733	22,744

Deferred revenue	3,980	2,180

Income taxes payable	—	1,495

Current portion of long-term debt	15,994	20,716

Total current liabilities	73,933	78,896

Long-term debt	16,669	47,172

Other non-current liabilities	165	257

Total liabilities	90,767	126,325

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 47,936,090 and 39,795,554 shares issued and outstanding for June 30, 2002 and December 31, 2001, respectively	27	19

Additional paid-in capital	213,691	175,628

Receivables from stockholder	(1,498)	(1,498)

Retained earnings	15,694	39,722

	227,914	213,871

Treasury stock, 230,088 shares (at cost) at June 30, 2002 and December 31, 2001	(2,502)	(2,502)

Total stockholders’ equity	225,412	211,369

Total liabilities and stockholders’ equity	$316,179	$337,694

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenue	$75,142	$75,095	$152,218	$146,169

Costs and expenses:

Costs of revenue	48,160	49,285	97,964	102,415

Research and development	6,462	7,017	12,859	15,270

Selling, general and administrative	17,260	20,873	35,538	42,342

Total costs and expenses	71,882	77,175	146,361	160,027

Income (loss) from operations	3,260	(2,080)	5,857	(13,858)

Interest income	32	200	52	455

Interest expense	(767)	(3,113)	(2,769)	(4,346)

Other expense	(17)	(537)	(64)	(1,795)

Foreign currency loss	(2,008)	(1,668)	(3,588)	(4,219)

Income (loss) before income taxes, extraordinary item, and cumulative effect of change in accounting principle	500	(7,198)	(512)	(23,763)

Income tax (expense) benefit	(120)	1,439	83	4,753

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	380	(5,759)	(429)	(19,010)

Extraordinary loss on early retirement of debt, net of tax benefit of $785	—	—	(1,833)	—

Cumulative effect of change in accounting principle	—	—	(21,766)	—

Net income (loss)	$380	$(5,759)	$(24,028)	$(19,010)

Net earnings (loss) per share:

Basic earnings (loss) per share:

Income (loss) per share before extraordinary item and accounting change	$0.01	$(0.17)	$(0.01)	$(0.55)

Extraordinary item	—	—	(0.04)	—

Cumulative effect of change in accounting principle	—	—	(0.49)	—

Net earnings (loss)	$0.01	$(0.17)	$(0.54)	$(0.55)

Weighted average basic common shares	47,834	34,390	44,256	34,358

Diluted earnings (loss) per share:

Income (loss) per share before extraordinary item and accounting change	$0.01	$(0.17)	$(0.01)	$(0.55)

Extraordinary item	—	—	(0.04)	—

Cumulative effect of change in accounting principle	—	—	(0.49)	—

Net earnings (loss)	$0.01	$(0.17)	$(0.54)	$(0.55)

Weighted average diluted common shares	51,212	34,390	44,256	34,358

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended

	June 30, 2002	June 30, 2001

Cash flows from operating activities:

Net loss	$(24,028)	$(19,010)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization of discount on notes payable	83	1,011

Amortization of beneficial notes payable conversion feature	—	667

Amortization of deferred financing costs	1,073	—

Depreciation/amortization	7,384	7,502

Bad debt expense	312	582

Deferred components of direct financing leases	(248)	(316)

Provision for losses on direct financing leases	4,766	12,761

Provision for excess and obsolete inventory	2,542	1,040

Extraordinary loss on early extinguishment of debt	2,618	—

Cumulative effect of change in accounting principle	21,766	—

Foreign currency loss	3,588	4,219

Deferred income taxes	(35)	(5)

Other	289	130

(Increase) decrease in accounts receivable, inventories, prepaid income taxes, prepaid expenses and other current and noncurrent assets	(13,832)	1,447

Decrease in accounts payable, accrued liabilities, deferred revenue & income taxes payable	(3,282)	(2,826)

Net cash provided by operating activities	2,996	7,202

Cash flows from investing activities:

Payments received on notes receivable	349	492

Principal payments received on direct financing leases	6,425	6,256

Funding of direct financing leases	(4,196)	(12,998)

Increase in restricted cash	(518)	(1,001)

Acquisition of other assets	(1,238)	(544)

Proceeds from disposal of property, plant & equipment	139	184

Purchase of property, plant & equipment	(4,662)	(1,177)

Net cash used in investing activities	(3,701)	(8,788)

Cash flows from financing activities:

Proceeds from notes payable	—	18,400

Repayment of notes payable	—	(426)

Proceeds from long-term debt, net of restricted cash in 2001	89,156	30,415

Repayment of long-term debt	(124,989)	(62,466)

Proceeds from sale of lease receivables	—	7,977

Proceeds from issuance of common stock	37,238	285

Net cash provided by (used in) financing activities	1,405	(5,815)

Effect of exchange rate changes on cash	(194)	(385)

Net increase (decrease) in cash	506	(7,786)

Cash & cash equivalents, beginning of period	13,402	13,008

Cash & cash equivalents, end of period	$13,908	$5,222

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the periods have been included and are considered of a normal recurring nature except for the impact on quarterly results and balance sheet amounts related to the extraordinary loss on early retirement of debt (see Note 6) and the cumulative effect of change in accounting principle (see Note 8). Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 – INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Purchased parts	$20,410	$21,502

Work in progress	7,879	8,560

Finished goods	33,292	32,349

	$61,581	$62,411

NOTE 3 – SEGMENT INFORMATION

As of December 31, 2001, Hypercom had two segments: Point-of-Sale (POS) / Network Systems and Equipment Leasing.

Hypercom’s reportable segments are strategic business units that market distinctly different products and services to a respectively different group of customers. Their business models vary and each is separately managed given their unique marketing, operations and financing strategies.

The following table presents certain segment financial information unaudited and in thousands for the three and six month periods ended June 30, 2002 and 2001, respectively:

For the Three Months Ended June 30, 2002:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$68,425	$6,717	$0	$0	$75,142

Operating income (loss)	$7,587	$237	$(4,564)	$0	$3,260

Segment Assets	$886,783	$47,174	$188,268	$(806,046)	$316,179

For the Three Months Ended June 30, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$68,114	$6,981	$0	$0	$75,095

Operating income (loss)	$1,887	$(37)	$(3,930)	$0	$(2,080)

Segment Assets	$632,481	$78,563	$200,786	$(570,992)	$340,838

For the Six Months Ended June 30, 2002:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$138,626	$13,592	$0	$0	$152,218

Operating income (loss)	$14,441	$401	$(8,985)	$0	$5,857

Segment Assets	$886,783	$47,174	$188,268	$(806,046)	$316,179

For the Six Months Ended June 30, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Eliminations	Total

Net revenue	$131,636	$14,533	$0	$0	$146,169

Operating income (loss)	$2,699	$(7,578)	$(8,979)	$0	$(13,858)

Segment Assets	$632,481	$78,563	$200,786	$(570,992)	$340,838

NOTE 4 – INCOME TAXES

The income tax (expense) benefit before extraordinary item and cumulative effect of change in accounting principle for federal, state and foreign taxes was $(0.1) million and $0.1 million for the three and six months ended June 30, 2002, respectively. The income tax benefit for federal, state and foreign taxes was $1.4 million and $4.8 million for the three and six months ended June 30, 2001, respectively. The Company’s effective rate of income tax (expense) benefit before extraordinary item and cumulative effect of change in accounting principle was (24%) and 16% for the three and six months ended June 30, 2002, and 20% for the three and six months ended June 30, 2001, respectively.

The income tax (expense) benefit for the three and six months ended June 30, 2002 and 2001, differed from the U.S. statutory rate principally due to foreign taxes, attributable to foreign operations, that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and valuation reserves.

NOTE 5 – COST OF REVENUES

In the three month-period ended March 31, 2001, the Company’s wholly-owned subsidiary, Golden Eagle Leasing, Inc. (Golden Eagle) recorded, in cost of revenues, an incremental charge of $7.2 million to strengthen credit reserves for certain segments of its lease receivables. This charge represented management’s estimate of potential loan losses that exceed its historical rate of loan losses based on analysis of results through March 31, 2001. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable.

NOTE 6 – DEBT AND EQUITY TRANSACTIONS

On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002.

The net proceeds of the private offering amounted to $36.5 million and have been used to repay two term loans under the Company’s credit facility with principal balances of $15.3 million and $3.3 million, to repay $3.1 million in outstanding loans from a director and principal stockholder, and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds have been used for general corporate purposes.

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

NOTE 7 – FOREIGN CURRENCY RISK MANAGEMENT

During the second quarter of 2002 the Company resumed its foreign currency risk management strategy. The primary objectives of the strategy are to protect cash flows and net investments in foreign subsidiaries that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company does not acquire, hold or issue derivative financial instruments for trading purposes.

As of June 30, 2002 the Company had two three-month foreign-currency forward contracts in place to hedge its foreign currency denominated net monetary assets in Brazil and the United Kingdom. These net monetary assets are translated at the exchange rates in effect on the balance sheet date, with any changes in the net monetary assets resulting from changes in exchange rates reported as foreign currency gains or losses in the statement of operations. Likewise, changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. The change in fair value in the foreign-currency forward contracts during the second quarter ended June 30, 2002 amounted to a net foreign currency loss of $0.3 million. The Company did not hedge its foreign currency exposure during 2001 due to financing restrictions.

NOTE 8 – ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, Business Combinations, SFAS 142, Goodwill and Intangible Assets and SFAS 144, Accounting for the

Impairment or Disposal of Long-Lived Assets. SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations and changed the criteria to recognize intangible assets apart from goodwill. Implementation of SFAS 141 did not have an effect on the Company’s financial statements. SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. The impact of adopting SFAS 142 is discussed further in this note. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long lived assets. The adoption of SFAS 144 did not have an effect on the Company’s financial statements.

The carrying amount of goodwill upon the adoption of SFAS 142 was $21.7 million at January 1, 2002, of which $20.3 million was attributed to Golden Eagle with the remaining amount of $1.4 million attributed to the POS and Network Systems segment. Under the transitional provisions of SFAS 142, the Company evaluated its reporting units for impairment of goodwill as of January 1, 2002, completing the evaluations by June 30, 2002. The impairment test relative to Golden Eagle’s goodwill was performed by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies.

The results of the impairment tests resulted in a full write-off of the carrying value of goodwill of $21.7 million. In accordance with the transition provisions of SFAS 142, the write-off is reported as a cumulative effect of a change in accounting principle impacting the first quarter of 2002. The following table reflects the impact of the cumulative effect of a change in accounting principle on the reported results for the Company’s first quarter ended March 31, 2002:

Net loss, as reported	$(2,642)

Cumulative effect of change in accounting principle	(21,766)

Adjusted net loss	$(24,408)

Net loss per share, as reported:

Basic	$(0.07)

Diluted	$(0.07)

Adjusted net loss per share

Basic	$(0.60)

Diluted	$(0.60)

The Company provided a full valuation reserve against the deferred tax benefit attributed to the write-off of the goodwill that has tax basis, and accordingly has not reported the cumulative effect of a change in accounting principle net of tax. Due to the goodwill balances that have tax basis with amortizable lives extending up to 13 years, the Company was uncertain as to whether the tax benefits would be realized over such an extended time period.

Additionally, with the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization adjustments. No amortization adjustments were necessary.

The following table reflects the reconciliation of reported net earnings and earnings per share to adjust for the exclusion of goodwill amortization in prior year periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands except per share data)	2002	2001	2002	2001

Net income (loss)

Reported income (loss) before extraordinary item and cumulative effect of change in accounting principle	$380	$(5,759)	$(429)	$(19,010)

Add back: Goodwill amortization, net of tax	—	411	—	658

Adjusted income (loss) before extraordinary item and cumulative effect of change in accounting principle	380	(5,348)	(429)	(18,352)

Extraordinary item, net of tax	—	—	(1,833)	—

Cumulative effect of change in accounting principle	—	—	(21,766)	—

Adjusted net income (loss)	$380	$(5,348)	$(24,028)	$(18,352)

Per share of common stock

Basic:

Reported income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.01	$(0.17)	$(0.01)	$(0.55)

Add back: Goodwill amortization, net of tax	—	0.01	—	0.02

Extraordinary item, net of tax	—	—	(0.04)	—

Cumulative effect of change in accounting principle	—	—	(0.49)	—

Adjusted net income (loss) per share	$0.01	$(0.16)	$(0.54)	$(0.53)

Diluted:

Reported income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.01	$(0.17)	$(0.01)	$(0.55)

Add back: Goodwill amortization, net of tax	—	0.01	—	0.02

Extraordinary item, net of tax	—	—	(0.04)	—

Cumulative effect of change in accounting principle	—	—	(0.49)	—

Adjusted net income (loss) per share	$0.01	$(0.16)	$(0.54)	$(0.53)

Recently issued accounting pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. SFAS 145 is effective January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, the $1.8 million extraordinary loss from early extinguishment of debt, net of tax, recorded during the first quarter of 2002 will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

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

RESULTS OF OPERATIONS

NET REVENUE

Net revenue for the three-month period ended June 30, 2002 of $75.1 million, was equal to the same period a year ago. Revenue by segment and product mix were generally consistent on a year over year basis, with a slight increase in sales at certain international operations, principally Sweden, offset by a slight decrease in domestic sales due to the timing of orders.

Net revenue for the six-month period ended June 30, 2002 increased $6.0 million or 4.1% to $152.2 million from $146.2 million in the six-month period ended June 30, 2001. This increase was principally due to the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the six months ended June 30, 2002, versus $1.6 million in revenue recognized under the same contract during the same period a year ago. Remaining milestones under this contract are expected to be substantially less than the milestone achieved in the first quarter of 2002, as we are now entering the maintenance phase of this contract.

COST OF REVENUE

Hypercom’s cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing leases. The costs of revenue for the three-month period ended June 30, 2002 decreased $1.1 million or 2.3% to $48.2 million from $49.3 million in the three months ended June 30, 2001. Gross margin for the three months ended June 30, 2002 was 35.9% compared to 34.4% in the same period in the prior year. Improvement in the gross margin for the three months ended June 30, 2002 compared to the same period in the prior year has resulted from continued manufacturing and product cost reductions as well as improved pricing in certain service operations.

For the six-month period ended June 30, 2002, costs of revenue decreased $4.5 million or 4.3% to $98.0 million from $102.4 million in the six-month period ended June 30, 2001. Gross margin for the six months ended June 30, 2002 was 35.6% compared to 29.9% in the same period in the prior year.

In addition to the effects of our continued manufacturing and product cost reductions and improved pricing in certain service operations, the reduction in costs on higher net revenues in the six-months ended June 30, 2002, also reflects the effect of an incremental charge, in addition to the normal loan loss provisions recorded in cost of revenues, of $7.2 million in the three months ended March 31, 2001, to strengthen credit reserves for certain segments of Golden Eagles’ direct finance lease receivables. This incremental charge represented management’s estimate of potential loan losses that would exceed its historical rate of loan losses based on analysis of results through March 31, 2001.

The factors that contributed to Golden Eagle’s decision in the first quarter of 2001 to strengthen credit reserves include the following:

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

Golden Eagle’s micro-ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the quarter ended June 30, 2002 decreased $0.6 million or 7.9% to $6.5 million from $7.0 million in the quarter ended June 30, 2001, and for the six-months ended June 30, 2002 decreased $2.4 million or 15.8% to $12.9 million from $15.3 million in the six-months ended June 30, 2001.

The decreases over prior year are directly attributable to our cost cutting efforts of reducing personnel and curtailing spending for research and development materials. Since substantially all development activities related to the introduction of the ICE product family and the ePic initiative are complete, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing product and to select new product introductions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $17.3 million for the quarter ended June 30, 2002, compared to $20.9 for the comparative quarter in the prior year. This $3.6 million or 17.3% decrease is attributable to worldwide cost containment measures.

Selling, general and administrative expenses for the six-month period ended June 30, 2002 decreased $6.8 million or 16.1% to $35.5 million from $42.3 million in the six-month period ended June 30, 2001. This decrease was also the result of cost containment efforts.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the quarter ended June 30, 2002 increased $5.3 million to $3.2 million compared to a loss of $2.1 million for the same quarter in the prior year. For the six-months ended June 30, 2002 income from operations increased $19.7 million to $5.9 million compared to a loss of $13.9 million for the same period in the prior year. The improvement in operating results is principally from the aforementioned improvement in gross margins coupled with cost containment measures throughout the Company.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

The Company incurred $0.8 million and $2.8 million in interest expense for the three and six months ended June 30, 2002 compared to $3.1 million and $4.3 million for the same periods in the prior year. The reduction in interest expense is primarily related to the repayment of two term loans totaling $18.6 million, a reduction in the outstanding borrowings under the Company’s $25 million revolving credit facility, and a repayment of a $3.1 million note from a director and principal stockholder during the first quarter of 2002 (see Liquidity and Capital Resources section below). Interest expense for 2002 consists primarily of interest expense on long-term borrowings, amortization of loan discounts from warrants issued, and amortization of deferred financing charges. Interest expense for 2001 includes the same items as well as amortization relating to a beneficial notes payable conversion feature. Other expenses in the amount of $0.5 million and $1.8 million for the three and six months ended June 30, 2001 consisted primarily of charges associated with the requirements under the debt forbearance agreements and other related costs associated with being in default with our lenders at that time. During the first and second quarters of 2002 we were not in default with our lenders and accordingly did not incur similar default related charges.

Foreign currency losses totaling $2.0 million and $3.6 million for the three and six months ended June 30, 2002 were largely attributable to the devaluation of the Brazilian real and Argentinean peso partially offset by gains on European currencies. In comparison, foreign currency losses for the three and six months ended June 30, 2001 were $1.7 million and $4.2 million, respectively, and were primarily due to the unfavorable translation of the Company’s net foreign investments in Brazil and the United Kingdom. Beginning in June of 2002 the Company resumed its foreign currency risk management strategy, which had been suspended during 2000 due to financial restrictions. At June 30, 2002, the Company had foreign currency forward contracts outstanding in the amount of $35 million, denominated principally in the British pound and Brazilian real. Gains and losses on these contracts will be recorded in net earnings as foreign currency gains or losses. See further discussion in Note 7 to the financial statements.

INCOME TAXES

The income tax (expense) benefit before extraordinary item and cumulative effect of change in accounting principle for federal, state and foreign taxes was $(0.1) million and $0.1 million for the three and six months ended June 30, 2002, respectively. The income tax benefit for federal, state and foreign taxes was $1.4 million and $4.8 million for the three and six months ended June 30, 2001, respectively. The Company’s effective rate of income tax (expense) benefit before extraordinary item and cumulative effect of change in accounting principle was (24%) and 16% for the three and six months ended June 30, 2002, and 20% for the three and six months ended June 30, 2001, respectively.

The income tax (expense) benefit for the three and six months ended June 30, 2002 and 2001, differed from the U.S. statutory rate principally due to foreign taxes, attributable to foreign operations, that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and valuation reserves.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. The Company has also used securitization conduits to finance lease receivables generated by its subsidiary Golden Eagle Leasing, as well as borrowings under notes payable to fund working capital requirements and reduce its bank debt.

Cash provided by operations for the six months ended June 30, 2002 was $3.0 million compared to cash provided by operations of $7.2 million for the six months ended June 30, 2001. The principal reason for the change in operating cash flow between 2002 and 2001 was the increase in accounts receivable. Accounts receivable increased due to increased sales in the United Kingdom during the first half of 2002 compared to activity at the end of 2001 and as a result of our attainment of the performance milestone under our Brazilian Health Ministry contract at the end of March 2002 in the amount of $8.6 million. Such performance milestones are based on approval from the Brazilian Health Ministry, after full delivery of products and services for each scheduled performance milestone. Payment is generally received within four to six months after such approval. Payment terms on our terminal product sales generally range from net 30 to 60 days depending on the circumstances of each order.

Cash used by investing activities decreased $5.1 million to $3.7 million for the six months ended June 30, 2002 compared to cash used in investing activities of $8.8 million in the same period a year ago. This decrease is primarily related to a decrease in cash required to fund the Company’s direct financing leases in the amount of $8.8 million resulting from a continued focus on higher quality leases at less volume, offset by an increase in purchases of property, plant and equipment of $3.5 million. Increases in property, plant and equipment relate to leasehold improvements at our manufacturing facility in Brazil and various software upgrades.

Cash provided by financing activities was in the amount of $1.4 million for the six months ended June 30, 2002, compared to cash used in financing activities of $5.8 million in the same period a year ago. This improvement is attributable to the

Company’s ability to utilize its $25 million revolving credit facility, which was significantly restricted in 2001 due to non-compliance with certain financial covenants. Additionally, the Company was able to significantly reduce its long-term debt to $32.7 million from $67.9 million at December 31, 2001, with proceeds from the private issuance and sale of stock in the first quarter of 2002, as discussed below. At June 30, 2002, working capital and cash was $147.4 and $13.9 million, respectively, compared to $133.8 and $13.4 million at December 31, 2001, respectively.

On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002.

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

BACKLOG

As of June 30, 2002, Hypercom had backlog of $50.1 million, compared to $157.1 million at June 30, 2001. This decrease is due to deliveries under prior sales orders and the timing of new orders with several large customers that were pending completion as of June 30, 2002.

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

A substantial portion of Hypercom’s revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. See Net Interest, Foreign Currency Losses and Other Items section above and Note 7 to the financial statements.

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Colleen E. Ryan v. Hypercom Corporation, et al. On June 25, 2002, the Arizona Court of Appeals ruled on the appeal of a former employee from a decision of the Superior Court of Maricopa County which had granted summary judgment in the Company’s favor and dismissed the employee’s sexual misconduct claims against the Company, a former executive, and a current executive, based on the enforceability of a settlement agreement with such employee. The Court of Appeals reversed the lower court’s ruling and held that the factual issues related to the summary judgment motion must be decided by a jury, rather than the court. The case was remanded back to the trial court for further proceedings. Although there can be no assurance in this regard, the Company does not believe that this lawsuit will have a material adverse effect on its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  On May 22, 2002, the Company held its Annual Meeting of Stockholders at which the following matters were voted upon:

(b)  Election of Directors. All three nominees for election as Class I Directors were unopposed and elected as follows:

Director	Shares For	Shares Withheld

George R. Wallner	40,392,110	1,047,909

Albert A. Irato	40,932,892	507,127

Jane Evans	40,933,936	506,083

The terms of the Class II Directors (Chris Alexander, Jock Patton, William Keiper and Daniel Diethelm) will expire in 2003.

(c)  Approval of Amendment to the Company’s Nonemployee Directors’ Stock Option Plan. The proposal to amend the Company’s Nonemployee Directors’ Stock Option Plan to increase the number of shares available under the Plan from 93,750 to 175,000 was approved as follows:

Votes For	Votes Against	Abstentions

35,490,503	4,909,332	1,040,184

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

10.1	Amendment No. 2, dated June 30, 2002, to Loan and Security Agreement, dated August 28, 2001, among Congress Financial Corporation, Golden Eagle Leasing Inc., and Hypercom Corporation.

10.2	Waiver and Consent, dated June 20 2002, among Foothill Capital Corporation and Hypercom Corporation, including certain of its subsidiaries.

10.3	Amendment No. 4, dated June 24, 2002, to Loan and Security Agreement, dated July 31, 2001, among Foothill Capital Corporation and Hypercom Corporation, including certain of its subsidiaries.

10.4	Employment Agreement, dated May 17, 2002, between Christopher S. Alexander and Hypercom Corporation.

10.5	Deferred Compensation Agreement, dated June 3, 2002, between Christopher S. Alexander and Hypercom Corporation.

11.1	Statement re Computation of Per Share Earnings.

21	Subsidiaries of Hypercom Corporation.

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

(b)  Reports on Form 8-K.

The Company filed no Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 14, 2002	By:	/s/ John W. Smolak

John W. Smolak

Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

Certification of Chief Executive Officer and Chief Financial Officer of Hypercom Corporation
Pursuant to 18 U.S.C. Section 1350

We certify that: (i) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 of Hypercom Corporation (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Hypercom Corporation.

By:	/s/ Christopher S. Alexander

Christopher S. Alexander Chief Executive Officer August 14, 2002

By:	/s/ John W. Smolak

John W. Smolak Chief Financial Officer August 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641)).

10.1	Amendment No. 2, dated June 30, 2002, to Loan and Security Agreement, dated August 28, 2001, among Congress Financial Corporation, Golden Eagle Leasing Inc., and Hypercom Corporation.*

10.2	Waiver and Consent, dated June 20 2002, among Foothill Capital Corporation and Hypercom Corporation, including certain of its subsidiaries.*

10.3	Amendment No. 4, dated June 24, 2002, to Loan and Security Agreement, dated July 31, 2001, among Foothill Capital Corporation and Hypercom Corporation, including certain of its subsidiaries.*

10.4	Employment Agreement, dated May 17, 2002, between Christopher S. Alexander and Hypercom Corporation.*†

10.5	Deferred Compensation Agreement, dated June 3, 2002, between Christopher S. Alexander and Hypercom Corporation.*†

11.1	Statement re Computation of Per Share Earnings.*

21	Subsidiaries of Hypercom Corporation.*

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.