Form 10-Q
period 2002-09-30
HYPERCOM CORP
filed 2002-11-14
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002.

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

Yes [X]     No [  ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 11, 2002, was 48,014,351.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures.
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
EX-3.2
EX-99.1
EX-99.2
EX-99.3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2002	December 31,
	(unaudited)	2001

ASSETS

Current assets:

Cash and cash equivalents	$19,351	$13,402

Restricted cash	6,485	6,367

Accounts receivable, net of allowance for doubtful accounts of $3,737 and $4,029	61,411	70,860

Current portion of net investment in direct financing leases	26,625	16,242

Inventories, net	51,048	62,411

Deferred income taxes	—	16,090

Prepaid taxes	302	762

Refundable income taxes	9,000	—

Prepaid expenses and other current assets	17,604	26,568

Long-lived assets held for sale	776	—

Net assets of discontinued operations held for sale	10,935	—

Total current assets	203,537	212,702

Property, plant and equipment, net	31,295	37,964

Long-term marketable securities, at market	152	155

Long-term portion of net investment in direct financing leases	25,594	24,761

Deferred income taxes	—	10,003

Goodwill, net of amortization of $3,293	—	21,706

Intangible assets, net of amortization of $6,699 and $9,873	5,333	13,597

Other assets	4,856	16,806

Total assets	$270,767	$337,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Revolving line of credit	$2,824	$6,891

Accounts payable	23,991	31,761

Accrued liabilities	21,570	22,744

Deferred revenue	2,956	2,180

Income taxes payable	2,099	1,495

Current portion of long-term debt	15,797	20,716

Liabilities of discontinued operations held for sale	584	—

Total current liabilities	69,821	85,787

Long-term debt	12,823	40,281

Other non-current liabilities	259	257

Total liabilities	82,903	126,325

Stockholders’ equity:

Common stock, $.001 par value; 100,000,000 shares authorized; 47,985,696 and 39,795,554 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	27	19

Additional paid-in capital	213,978	175,628

Receivables from stockholders	(1,056)	(1,498)

Retained earnings (deficit)	(22,583)	39,722

	190,366	213,871

Treasury stock, 230,088 shares (at cost) at September 30, 2002 and December 31, 2001, respectively	(2,502)	(2,502)

Total stockholders’ equity	187,864	211,369

Total liabilities and stockholders’ equity	$270,767	$337,694

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenue	$64,050	$64,714	$202,670	$197,276

Costs and expenses:

Costs of revenue	41,834	38,759	126,271	129,539

Research and development	6,415	6,755	18,758	21,549

Selling, general and administrative	17,464	17,738	50,365	57,372

Restructuring charges	4,434	—	4,434	—

Total costs and expenses	70,147	63,252	199,828	208,460

Income (loss) from continuing operations	(6,097)	1,462	2,842	(11,184)

Interest income	171	52	210	489

Interest expense	(757)	(2,867)	(3,485)	(7,176)

Other income (expense)	116	(286)	495	(1,639)

Foreign currency loss (gain)	(1,934)	43	(5,713)	(4,192)

Loss before taxes, discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(8,501)	(1,596)	(5,651)	(23,702)

Income tax (expense) benefit	(19,100)	288	(19,761)	4,625

Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(27,601)	(1,308)	(25,412)	(19,077)

Loss from discontinued operations (including $8.0 million in initial write-downs of assets to fair value)	(9,888)	(1,077)	(12,510)	(2,319)

Extraordinary item	(785)	—	(2,618)	—

Cumulative effect of change in accounting principle	—	—	(21,766)	—

Net loss	$(38,274)	$(2,385)	$(62,306)	$(21,396)

Basic and diluted loss per share*:

Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.58)	$(0.03)	$(0.56)	$(0.54)

Loss from discontinued operations	(0.21)	(0.03)	(0.27)	(0.07)

Extraordinary item	(0.02)	—	(0.06)	—

Cumulative effect of change in accounting principle	—	—	(0.48)	—

Net loss	$(0.80)	$(0.06)	$(1.37)	$(0.60)

Weighted average basic and diluted common shares:	47,982	37,992	45,512	35,583

*	Certain amounts do not sum to total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001

Cash flows from continuing operations:

Net loss, excluding discontinued operations	$(49,796)	$(19,077)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of discount on notes payable	83	2,078

Amortization of deferred financing costs	1,469	503

Amortization of beneficial notes payable conversion feature	—	667

Depreciation/amortization	8,377	9,460

Bad debt expense	2,079	786

Deferred components of direct financing leases	(141)	(469)

Provision for losses on direct financing leases	6,574	15,377

Provision for excess and obsolete inventory	3,752	2,124

Non-cash restructuring charges	3,572	—

Deferred income taxes	20,000	(14)

Cumulative effect of change in accounting principle	21,766	—

Extraordinary loss on early retirement of debt	2,618	—

Foreign currency loss	5,100	4,192

Other	399	64

Net increase in accounts receivable, inventories, prepaid income taxes, prepaid expenses and other current assets & other assets	(2,485)	(7,870)

Net (decrease) in accounts payable, accrued liabilities, deferred revenue & income taxes payable	(9,435)	(2,513)

Net cash provided by operating activities	13,932	5,308

Cash flows from investing activities:

Payments received on notes receivable	350	880

Principal payments received on direct financing leases	9,698	9,437

Funding of direct financing leases	(6,406)	(15,733)

Increase in restricted cash	(118)	(1,380)

Acquisition of other assets	(1,952)	(732)

Proceeds from disposal of property, plant, and equipment	328	213

Purchase of property, plant & equipment	(5,233)	(1,570)

Proceeds from maturity of marketable securities	—	2,776

Net cash used in investing activities	(3,333)	(6,109)

Cash flows from financing activities:

Repayments on revolving line of credit	(140,272)	(33,663)

Borrowings on revolving line of credit	136,205	41,824

Proceeds from long-term debt, net of restricted cash in 2001	—	50,452

Repayment of long-term debt	(32,664)	(89,585)

Proceeds from issuance of common stock	37,525	7,827

Advances (to) from discontinued operations	(5,216)	1,744

Proceeds from notes payable	—	18,400

Repayment of notes payable	—	(7,500)

Proceeds from sale of lease receivables	—	7,977

Net cash used in financing activities	(4,422)	(2,524)

Effect of exchange rate changes on cash	(276)	(368)

Net increase (decrease) in cash	5,901	(3,693)

Net increase (decrease) in cash flow from discontinued operations	48	(478)

Cash & cash equivalents, beginning of period	13,402	13,008

Cash & cash equivalents, end of period	$19,351	$8,837

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the periods have been included and are considered of a normal recurring nature unless otherwise disclosed. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current period presentation.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, Business Combinations, SFAS 142, Goodwill and Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations and changed the criteria to recognize intangible assets apart from goodwill. Implementation of SFAS 141 did not have an effect on the Company’s financial statements. SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. The impact of adopting SFAS 142 is discussed further in Note 5. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long lived assets. The initial adoption of SFAS 144 as of January 1, 2002 did not have an effect on the Company’s financial statements, however during the three months ended September 30, 2002 the Company has applied the principles set forth in SFAS 144 as discussed in Note 6.

Recently issued accounting pronouncements

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. SFAS 145 is effective January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, the $2.6 million extraordinary loss from early extinguishment of debt for the nine months ended September 30, 2002 will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145 upon adoption in 2003.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 also nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF No. 94-3 relates to the requirement in SFAS 146 to recognize a liability for a cost associated with an exit or disposal when the liability is incurred versus at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. As discussed in Note 6, the Company has applied the principles set forth in SFAS 146 relative to the exit and disposal plans consummated during the three months ended September 30, 2002.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2002	2001

Purchased parts	$19,468	$21,502

Work in progress	4,758	8,560

Finished goods	26,822	32,349

	$51,048	$62,411

NOTE 4 – SEGMENT INFORMATION

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

The POS and Network Systems segment information excludes the results of the operating units that have been discontinued as more fully described in Note 6. The following table presents certain segment financial information for the three and nine month periods ended September 30, 2002 and 2001, respectively:

As of and For the Three Months Ended September 30, 2002:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Total

Net revenue	$57,988	$6,062	$0	$64,050

Operating income (loss)	$(2,467)	$833	$(4,463)	$(6,097)

Segment Assets	$190,555	$44,271	$35,941	$270,767

As of and For the Three Months Ended September 30, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Total

Net revenue	$57,875	$6,839	$0	$64,714

Operating income (loss)	$5,708	$113	$(4,359)	$1,462

Segment Assets	$217,070	$76,376	$48,310	$341,756

As of a For the Nine Months Ended September 30, 2002:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Total

Net revenue	$183,017	$19,653	$0	$202,670

Operating income (loss)	$15,057	$1,233	$(13,448)	$2,842

Segment Assets	$190,555	$44,271	$35,941	$270,767

As of a For the Nine Months Ended September 30, 2001:

	POS and Network	Equipment
	Systems	Leasing	Corporate	Total

Net revenue	$175,904	$21,372	$0	$197,276

Operating income (loss)	$9,619	$(7,465)	$(13,338)	$(11,184)

Segment Assets	$217,070	$76,376	$48,310	$341,756

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill upon the adoption of SFAS 142 was $21.7 million at January 1, 2002, of which $20.3 million was attributed to Golden Eagle, which comprises all of the equipment leasing segment, with the remaining amount of $1.4 million attributed to the POS and Network Systems segment. Under the transitional provisions of SFAS 142, the Company evaluated its reporting units for impairment of goodwill as of January 1, 2002, completing the evaluations by June 30, 2002. The impairment test relative to Golden Eagle’s goodwill was performed by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies.

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

The Company provided a full valuation reserve against the deferred tax benefit attributed to the write-off of the goodwill that has tax basis, and accordingly has not reported the cumulative effect of a change in accounting principle net of tax. Due to the goodwill balances that have tax basis with amortizable lives extending up to 13 years, the Company was uncertain as to whether the tax benefits would be realized over such an extended time period. Although the Company has not provided a tax benefit attributed to the write off of goodwill, the tax benefit would be available to the Company in the future to the extent sufficient taxable income is recognized in the United States.

Additionally, with the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization adjustments. No amortization adjustments were necessary.

The following table reflects the reconciliation of reported net loss and loss per share to adjust for the exclusion of goodwill amortization in prior year periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands except per share data)	2002	2001	2002	2001

Net loss

Reported loss before discontinued operations extraordinary item and cumulative effect of change in accounting principle	$(27,601)	$(1,308)	$(25,412)	$(19,077)

Add back: Goodwill amortization, net of tax	—	329	—	986

Adjusted loss before discontinued operations, extraordinary item, cumulative effect of change in accounting principle	(27,601)	(979)	(25,412)	(18,091)

Loss from discontinued operations	(9,888)	(1,077)	(12,510)	(2,319)

Extraordinary item, net of tax	(785)	—	(2,618)	—

Cumulative effect of change in accounting principle	—	—	(21,766)	—

Adjusted net loss	$(38,274)	$(2,056)	$(62,306)	$(20,410)

Per share of common stock

Basic and diluted*:

Reported loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.58)	$(0.03)	$(0.56)	$(0.54)

Add back: Goodwill amortization, net of tax	—	0.01	—	0.03

Loss from discontinued operations	(0.21)	(0.03)	(0.27)	(0.07)

Extraordinary item, net of tax	(0.02)	—	(0.06)	—

Cumulative effect of change in accounting principle	—	—	(0.48)	—

Adjusted loss per share	$(0.80)	$(0.05)	$(1.37)	$(0.57)

*	Certain amounts do not sum to total due to rounding.

NOTE 6 – RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

In September 2002, the Company committed to a plan to improve profits in its POS and Network Systems segment. The plan entailed downsizing certain operations and streamlining their product offerings, changing to a distributor sales model versus a direct sales model in certain international locations and disposing of unprofitable operations around the world. The profit improvement plan encompasses both restructuring activities to be accounted and reported under SFAS 146, as well as discontinued operations to be accounted and reported under SFAS 144.

The downsizing activities principally focused on the Company’s manufacturing operations in Brazil. Such activities entailed moving to a contract manufacturer, reducing the number of personnel and holding for sale, certain long-lived assets such as buildings and production equipment which supported the manufacturing operations. Inventories were also written down to support a more streamlined product offering. These activities were substantially complete as of September 30, 2002, with final completion expected during the fourth quarter of 2002. The Company anticipates selling the assets held for sale within one year.

In addition, the Company identified certain sales offices around the world to close in favor of a more cost-effective distributor arrangement in those locations. Costs associated with closing these sales offices principally included employee severance, inventory write downs and costs associated with exiting office space and disposing of office fixed assets. These activities were substantially complete as of September 30, 2002, with final completion expected during the fourth quarter of 2002.

The Company also identified certain under-performing operating units around the world whose activities were not closely aligned with the core business and made a decision to hold these operations for sale. The results of operations for these operating units held for sale have been classified as discontinued operations and prior periods have been restated to present these operating units as discontinued operations. At the time the Company determined to hold these operations for sale the carrying amounts of their assets were written down to fair value less costs to sell. Assets written down consisted principally of accounts receivable, inventories, intangible assets and fixed assets. The operations held for sale are being actively marketed to certain potential buyers. The sales transactions are expected to be sales of the operating units’ shares of stock and sales of assets plus the transfer of liabilities and completed within one year of September 30, 2002.

Restructuring Charges

The restructuring charges encompassed write downs of fixed assets and inventory, one-time termination benefits and other miscellaneous accruals incurred in connection with the Company’s profit improvement plan as discussed previously. The following table sets forth the expected costs to be incurred with the activity, the amount incurred during the period and the ending liability as of September 30, 2002:

			Accrued
	Costs expected to be	Costs incurred during	liabilities at
	incurred with the	three months ended	September
	activity	September 30, 2002	30, 2002

Restructuring charges in Cost of Sales

Write down of inventories and related costs	$2,033	$1,933	$100

Total restructuring charges in cost of sales	$2,033	$1,933	$100

Restructuring charges

Write down of building to fair value	$2,184	$2,184	$—

Write down of fixed assets to fair value	1,388	1,388	—

Write down of other assets to fair value	233	233	—

One-time termination benefits	482	482	320

Miscellaneous operating accruals	147	147	147

Total restructuring charges	$4,434	$4,434	$467

The write down of the Brazil building was based on an independent third-party appraisal. The write downs of fixed and other assets were based on management’s estimate of the recoverability of such assets upon sale or disposal. The remaining net realizable value of long-lived assets held for sale, principally represented by the Brazil building, in the amount of $0.8 million have been classified separately on the balance sheet as of September 30, 2002.

Discontinued Operations

In conjunction with the Company’s decision to hold certain operations for sales as discontinued operations the Company recognized a loss on the initial write down of the assets to fair value as discussed above. The initial write off amounted to $8.0 million and is included as part of the results of the discontinued operations for the three months ended September 30, 2002. Net revenue of the operating units classified as discontinued operations for the three and nine months ended September 30, 2002 and 2001 were $5.1 and $6.3 million and $18.7 and $19.9 million, respectively. Pretax losses of the operating units classified as discontinued operations, including initial write downs of assets to fair value, for the three and nine months ended September 30, 2002 and 2001 were $9.1 and $1.4, million and $12.5 and $3.0 million, respectively.

The assets and liabilities of the operating units classified as discontinued operations are separately reported in the balance sheet under the captions “Net assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale.” Both captions are classified as current due to the expected sale of these operations within one year of September 30, 2002. The assets and liabilities of discontinued operations held for sale consist of the following:

September 30, 2002

Accounts receivable	$3,511

Inventory	6,698

Other assets	726

Total assets	$10,935

Accounts payable	$367

Other liabilities	217

Total liabilities	$584

In accordance with SFAS 144, the operating results of the discontinued operating units will be classified as discontinued operations as they are incurred.

NOTE 7 – COST OF REVENUES

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

In addition, cost of revenues includes certain restructuring charges as discussed further in Note 6 to the financial statements.

NOTE 8 – DEBT AND EQUITY TRANSACTIONS

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

In connection with the early retirement of our term loans, we recorded an extraordinary loss on retirement of debt of $1.8 million, net of tax benefit of $0.8 million. During the three months ended September 30, 2002, the tax benefit of $0.8 million was eliminated in connection with the increase in the deferred tax asset valuation allowance discussed in Note 9. The extraordinary loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with the term loans.

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

NOTE 9 – INCOME TAXES

During the three months ended September 30, 2002 the Company increased its valuation allowance on deferred tax assets by $20.0 million, and reclassified $9.0 million of deferred tax assets to refundable income taxes. As a result, there are no remaining balances of deferred tax assets reported on the balance sheet as of September 30, 2002.

The increase in the valuation allowance was based on the weight of all available evidence, principally influenced by the continued U.S. derived losses in the third quarter of 2002 coupled with a continuing extension of the U.S. recession as well as cumulative U.S. derived losses in recent years. The U.S. derived losses in the third quarter of 2002 and cumulatively over recent years together with an uncertain economic outlook for the U.S., were deemed to be significant negative evidence. As a result, the Company determined it did not meet the “more likely than not” recoverability criteria in SFAS 109 “Accounting for Income Tax,” requiring positive evidence of sufficient quality and quantity to overcome the negative evidence in order to support a conclusion that a valuation allowance is not needed. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

The reclassification of $9.0 million of deferred tax assets to refundable income taxes was based on a change in U.S. tax law during 2002 extending the U.S. income tax loss carryback period back an additional three years to five years. The Company reported taxable income in its carrying back period of five years ago, and as such, anticipates a refund of $9.0 million associated with the filing of its 2002 U.S. corporate income tax return.

In addition to the increase in the valuation allowance of $20 million, the income tax provision for the three and nine months ended September 30, 2002 is comprised of income tax expenses from foreign locations with taxable income, reduced by a refund received on a prior U.S. income tax return. The income tax provision for the three and nine months ended September 30, 2002 is comprised of and allocated among continuing operations, discontinued operations and the extraordinary item as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Income tax expense on continuing operations:

Foreign tax expense	$1,215	$3,079

Federal income tax refund	(587)	(587)

Income tax benefit generated from US net operating losses in 2002		(2,731)

Change in valuation allowance	18,472	20,000

Total income tax expense on continuing operations	$19,100	$19,761

Income tax expense on discontinued operations:

Change in valuation allowance	$743	$—

Total income tax expense on discontinued operations	$743	$—

Income tax expense on extraordinary item:

Change in valuation allowance	$785	$—

Total income tax expense on extraordinary item	$785	$—

The foreign tax expense for the three and nine months ended September 30, 2002 is based on the statutory tax rates applicable to the foreign tax jurisdiction in which the income is earned. Foreign statutory tax rates range from 7.5% to 50%. The Company’s effective rate of income tax benefit was 20% for the three and nine months ended September 30, 2001. The income tax benefit rate in 2001 differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and valuation reserves. The income tax expense in 2002 differed from the U.S. statutory rate principally due to the change in the valuation reserves recorded in 2002.

NOTE 10 – FOREIGN CURRENCY RISK MANAGEMENT

During the second quarter of 2002, the Company resumed its foreign currency risk management strategy. The primary objectives of the strategy are to protect cash flows and net investments in foreign subsidiaries that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company does not acquire, hold or issue derivative financial instruments for trading purposes.

As of September 30, 2002, the Company had two three-month foreign-currency forward contracts in place to hedge its foreign currency denominated net monetary assets in Brazil and the United Kingdom, plus a one-month foreign-currency forward contract relative to Brazil. These net monetary assets are translated at the exchange rates in effect on the balance sheet date, with any changes in the net monetary assets resulting from changes in exchange rates reported as foreign currency gains or losses in the statement of operations. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. As such, the exchange loss of $1.9 and $5.7 million for the three and nine months ended September 30, 2002, respectively, includes the change in fair value in the foreign-currency forward contracts of a net gain of $1.0 million and $0.7 million, respectively, for the three and nine months ended September 30, 2002. The Company did not hedge its foreign currency exposure during 2001 due to liquidity and financing restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but not be limited to, projections of revenue or net income and issues that may affect revenue or net income, projections of capital expenditures, plans for future operations, products or services, financing needs of the Company, and economic conditions, as well as assumptions relating to the foregoing.

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

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations exclude the operations of the operating units being reported as discontinued operations (see Note 6 to the financial statements). Prior year results of continuing operations have been restated to reflect the discontinued operations on a consistent basis with 2002.

NET REVENUE

Net revenue for the three-month period ended September 30, 2002 and 2001 were $ 64.1 and $ 64.7 million respectively. Revenue by segment and product mix were generally consistent on a year over year basis, with an increase in sales at certain international operations, principally Sweden and our Asian region, offset by a decrease in domestic POS and network sales. Revenues were flat overall principally due to delays in new product introductions. The Company expects the new products to be substantially available during the first quarter of 2003.

Net revenue for the nine-month period ended September 30, 2002 increased $5.4 million or 2.7% to $202.7 million from $197.3 million in the nine-month period ended September 30, 2001. This increase was principally due to the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the nine months ended September 30, 2002, versus $1.6 million in revenue recognized under the same contract during the same period a year ago. Remaining milestones under this contract are expected to be substantially less than the milestone achieved in the first quarter of 2002, as the Company is now entering the maintenance phase of this contract. Exclusive of the revenues for the Brazil Health Ministry contract, net revenues declined during the nine months ended September 30, 2002 compared to the same period in the prior year due principally to a decline in network sales.

COST OF REVENUE

Hypercom’s cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing leases. The costs of revenue for the three-month period ended September 30, 2002 increased $3.0 million or 7.7% to $41.8 million from $38.8 million in the three months ended September 30, 2001.

Gross margin for the three months ended September 30, 2002 was 34.7% compared to 40.1% in the same period in the prior year. The decline in gross margin for the three months ended September 30, 2002 compared to the same period in 2001 is principally related to the restructuring activity discussed in Note 6 to the financial statements. These activities included $2.0 million in write downs and other costs reported in cost of revenue. Further, in connection with the Company’s transition of its manufacturing operations in Brazil over to a contract manufacturer and due to timing constraints, the product for certain sales orders in the Brazilian market were supplied from our factory in China that decreased the margin by approximately $0.8 million. The Company also wrote down inventory and incurred other incremental charges relative to some assessments of net realizable value amounting to $0.7 million during the third quarter of 2002. Exclusive of these events in the third quarter of 2002, the gross margin is comparable between 2002 and 2001 at 40.1% for both periods.

For the nine-month period ended September 30, 2002, costs of revenue decreased $3.2 million or 2.5% to $126.3 million from $129.5 million in the nine-month period ended September 30, 2001. Gross margin for the nine months ended September 30, 2002 was 37.7% compared to 34.3% in the same period in the prior year.

The reduction in costs on higher net revenues in the nine-months ended September 30, 2002 reflects the effect of an incremental charge, in addition to the normal loan loss provisions recorded in cost of revenues, of $7.2 million in the three months ended March 31, 2001, to strengthen credit reserves for certain segments of Golden Eagles’ direct finance lease receivables. This incremental charge represented management’s estimate of potential loan losses that would exceed its historical rate of loan losses based on analysis of results through March 31, 2001.

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

Exclusive of the Golden Eagle incremental charge in 2001 and the restructuring and other charges during the three months ended September 30, 2002 as discussed above, the gross margin for the nine-months ended September 30, 2002 and 2001 of 39.4% and 38.0%, respectively, are comparable. The slight increase in 2002 is a result of our continued manufacturing and product cost reductions and improved pricing in certain service operations

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the quarter ended September 30, 2002 decreased $0.3 million or 4.5% to $6.4 million from $6.8 million in the quarter ended September 30, 2001, and for the nine-months ended September 30, 2002 decreased $2.8 million or 12.6% to $18.8 million from $21.5 million in the nine-months ended September 30, 2001.

The decreases over prior year are directly attributable to our cost cutting efforts of reducing personnel and curtailing spending for research and development materials. Since substantially all development activities related to the introduction of the ICE product family and the ePic initiative are complete, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing product and to select new product introductions. The level of spending and available resources are deemed sufficient and appropriate to meet our development requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $17.5 million for the quarter ended September 30, 2002, compared to $17.7 for the comparative quarter in the prior year. This flat trend reflects a relatively consistent organization structure year over year, as substantially all selling, general and administrative costs containment measures were in place beginning with the third quarter of 2001. The Company anticipates further cost savings in selling, general and administrative relative to its profit improvement plan discussed in Note 6 to the financial statements.

Selling, general and administrative expenses for the nine-month period ended September 30, 2002 decreased $7.0 million or 12.2% to $50.4 million from $57.4 million in the nine-month period ended September 30, 2001. This decrease was the result of cost containment efforts and related cost savings materializing in the second half of 2001 and thus are only impacting the third quarter of 2001.

RESTRUCTURING CHARGES

In September 2002, the Company committed to a plan to improve profits in its POS and Network Systems segment. The plan entailed downsizing certain operations and streamlining their product offerings, changing to a distributor sales model versus a direct sales model in certain international locations and disposing of unprofitable operations around the world. The profit improvement plan encompasses both restructuring activities to be accounted and reported under SFAS 146, as well as discontinued operations to be accounted and reported under SFAS 144.

The restructuring charges encompassed write downs of fixed assets and inventory, one-time termination benefits and other miscellaneous accruals incurred in connection with the Company’s profit improvement plan as discussed previously. The following table sets forth the expected costs to be incurred with the activity, the amount incurred during the period and the ending liability as of September 30, 2002:

			Accrued
	Costs expected to be	Costs incurred during	liabilities at
	incurred with the	three months ended	September
	activity	September 30, 2002	30, 2002

Restructuring charges in Cost of Sales

Write down of inventories and related costs	$2,033	$1,933	$100

Total restructuring charges in cost of sales	$2,033	$1,933	$100

Restructuring charges

Write down of building to fair value	$2,184	$2,184	$—

Write down of fixed assets to fair value	1,388	1,388	—

Write down of other assets to fair value	233	233	—

One-time termination benefits	482	482	320

Miscellaneous operating accruals	147	147	147

Total restructuring charges	$4,434	$4,434	$467

There were no restructuring charges incurred in 2001.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income from continuing operations for the quarter ended September 30, 2002 decreased $7.6 million to a loss of $6.1 million compared to income of $1.5 million for the same quarter in the prior year. For the nine-months ended September 30, 2002 income from continuing operations increased $14.0 million to $2.8 million compared to a loss of $11.2 million for the same period in the prior year. The improvement in operating results is principally from the aforementioned improvement in gross margins excluding the restructuring and other incremental charges coupled with cost containment measures throughout the Company.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

The Company incurred $0.8 million and $3.5 million in interest expense for the three and nine months ended September 30, 2002 compared to $2.9 million and $7.2 million for the same periods in the prior year. The reduction in interest expense is primarily related to the repayment of two term loans totaling $18.6 million, a reduction in the outstanding borrowings under the Company’s $25 million revolving credit facility, and a repayment of a $3.1 million note from a director and principal stockholder during the first quarter of 2002 (see Liquidity and Capital Resources section below). Interest expense for 2002 consists primarily of interest expense on long-term borrowings, amortization of loan discounts from warrants issued, and amortization of deferred financing charges. Interest expense for 2001 includes the same items as well as amortization relating to a beneficial notes payable conversion feature. Other expenses in the amount of $0.3 million and $1.6 million for the three and nine months ended September 30, 2001 consisted primarily of charges associated with the requirements under the debt forbearance agreements and other related costs associated with being in default with our lenders at that time. During the first three quarters of 2002 the Company was not in default with its lenders and accordingly did not incur similar default related charges.

Foreign currency losses totaling $1.9 million and $5.7 million for the three and nine months ended September 30, 2002 were largely attributable to the devaluation of the Brazilian real and Argentinean peso partially offset by gains on European currencies. In comparison, foreign currency losses for the three and nine months ended September 30, 2001 were breakeven and $4.2 million, respectively, and were primarily due to the unfavorable translation of the Company’s net foreign investments in Brazil and the United Kingdom up through June of 2001. Beginning in June of 2002 the Company resumed its foreign currency risk management strategy, which had been suspended during 2000 due to financial restrictions. At September 30, 2002, the Company had foreign currency forward contracts outstanding in the amount of $36.0 million, denominated principally in the British pound and Brazilian real. Gains and losses on these contracts will be recorded in net earnings as foreign currency gains or losses. See further discussion in Note 10 to the financial statements.

INCOME TAXES

During the three months ended September 30, 2002 the Company increased its valuation allowance on deferred tax assets by $20.0 million, and reclassified $9.0 million of deferred tax assets to refundable income taxes. As a result, there are no remaining balances of deferred tax assets reported on the balance sheet as of September 30, 2002.

The increase in the valuation allowance was based on the weight of all available evidence, principally influenced by the continued U.S. derived losses in the third quarter of 2002 coupled with a continuing extension of the U.S. recession as well as cumulative U.S. derived losses in recent years. The U.S. derived losses in the third quarter of 2002 and cumulatively over recent years together with an uncertain economic outlook for the U.S., were deemed to be significant negative evidence. As a result, the Company determined it did not meet the “more likely than not” recoverability criteria in SFAS 109 “Accounting for Income Tax,” requiring positive evidence of sufficient quality and quantity to overcome the negative evidence in order to support a conclusion that a valuation allowance is not needed. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

The reclassification of $9.0 million of deferred tax assets to refundable income taxes was based on a change in U.S. tax law during 2002 extending the income tax loss carryback period back an additional three years to five years. The Company reported taxable U.S. income in its carrying back period of five years ago, and as such, anticipates a refund of $9.0 million associated with the filing of its 2002 U.S. corporate income tax return. During the nine months ended September 30, 2002 approximately $2.7 million of U.S. loss was recognized as an income tax benefit from net operating losses and is included in the $9.0 million income tax receivable.

In addition to the increase in the valuation allowance of $20 million, the income tax provision for the three and nine months ended September 30, 2002 is comprised of income tax expenses from foreign locations with taxable income, reduced by a refund received on a prior U.S. income tax return. The income tax provision for the three and nine months ended September

30, 2002 is comprised of and allocated among continuing operations, discontinued operations and the extraordinary item as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Income tax expense on continuing operations:

Foreign tax expense	$1,215	$3,079

Federal income tax refund	(587)	(587)

Income tax benefit generated from US net operating losses in 2002		(2,731)

Change in valuation allowance	18,472	20,000

Total income tax expense on continuing operations	$19,100	$19,761

Income tax expense on discontinued operations:

Change in valuation allowance	$743	$—

Total income tax expense on discontinued operations	$743	$—

Income tax expense on extraordinary item:

Change in valuation allowance	$785	$—

Total income tax expense on extraordinary item	$785	$—

The foreign tax expense for the three and nine months ended September 30, 2002 is based on the statutory tax rates applicable to the foreign tax jurisdiction in which the income is earned. Foreign statutory tax rates range from 7.5% to 50%. The Company’s effective rate of income tax benefit was 20% for the three and nine months ended September 30, 2001. The income tax benefit rate in 2001 differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses, and valuation reserves. The income tax expense in 2002 differed from the U.S. statutory rate principally due to the change in the valuation reserves recorded in 2002.

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

Cash provided by continuing operations for the nine months ended September 30, 2002 was $13.9 million compared to $5.3 million for the nine months ended September 30, 2001. The principal reason for the change in operating cash flow between 2002 and 2001 was our improved operating results for the nine months together with decreases in accounts receivable from increased collections when compared to the same period in 2001.

Cash used in investing activities decreased $2.3 million to $3.9 million for the nine months ended September 30, 2002 compared to cash used in investing activities of $6.1 million in the same period a year ago. This decrease is primarily related to a decrease in cash required to fund the Company’s direct financing leases in the amount of $9.3 million resulting from a continued focus on higher quality leases at less volume, offset by an increase in purchases of property, plant and equipment of $3.8 million. Increases in property, plant and equipment relate to leasehold improvements and various software upgrades.

Cash used in financing activities was $3.9 million for the nine months ended September 30, 2002, compared to cash used in financing activities of $2.5 million in the same period a year ago. This change is principally attributable to the classification of net advances to the operating units in discontinued operations. Excluding such advances financing activities have improved due to the Company’s ability to utilize its $25 million revolving credit facility, which was significantly restricted in 2001 due to non-compliance with certain financial covenants. Additionally, the Company was able to significantly reduce its long-term debt to $31.4 million from $67.9 million at December 31, 2001, with proceeds from the private issuance and sale of stock in the first quarter of 2002, as discussed below. At September 30, 2002, working capital and cash was $133.7 and $19.4 million, respectively, compared to $126.9 and $13.4 million at December 31, 2001, respectively.

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

In connection with the early retirement of our term loans, we recorded an extraordinary loss on retirement of debt of $1.8 million, net of tax benefit of $0.8 million. During the three months ended September 30, 2002 the tax benefit of $0.8 million was eliminated in connection with the increase in the deferred tax asset valuation allowance discussed in Note 9 to the financial statements. The extraordinary loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with the term loans during the second quarter of 2002.

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

BACKLOG

As of September 30, 2002, Hypercom had backlog of $91.8 million, compared to $158.2 million at September 30, 2001. This decrease is due to deliveries under prior sales orders, particularly, our Brazilian Heath Ministry contract.

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

A substantial portion of Hypercom’s revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Hypercom has, from time to time, established revenue and balance sheet hedging programs to protect against reductions in value and cash flow volatility caused by changes in foreign exchange rates. Such programs are intended to reduce market risks, but do not always eliminate the impact of foreign currency exchange volatility. See Net Interest, Foreign Currency Losses and Other Items section above and Note 10 to the financial statements.

Hypercom does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, Hypercom management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, Hypercom management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation
(incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s
Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation.

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation
(incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s
Registration Statement on Form S-1 (Registration No. 333-35641))

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         The Company filed no Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 13, 2002	By: /s/ John W. Smolak John W. Smolak

Executive Vice President, Chief Financial Officer, and Chief Administrative Officer (duly authorized officer and Principal Financial Officer)

CERTIFICATION

I, Christopher S. Alexander, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hypercom Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Christopher S. Alexander Christopher S. Alexander Chief Executive Officer

CERTIFICATION

I, John W. Smolak, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Hypercom Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ John W. Smolak John W. Smolak Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation
(incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s
Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation.*

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation
(incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s
Registration Statement on Form S-1 (Registration No. 333-35641))

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.