Form 10-K
period 2002-12-31
HYPERCOM CORP
filed 2003-03-31
CIK 1045769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(602) 504-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.001 par value	Name of Each Exchange on Which Registered New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No /  /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $183,187,890 as of June 28, 2002 (based on the closing price of the common stock on the New York Stock Exchange on that date).

     Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 19, 2003, was 48,050,109.

Documents Incorporated By Reference

     Material from the Company’s Proxy Statement relating to its 2003 Annual Meeting of Stockholders has been incorporated by reference into Part III, Items 10, 11, 12, 13 and 15.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk [TO BE UPDATED]
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Principal Accountant Fees and Services.
PART IV
Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EX-10.6
EX-10.17
EX-10.18
EX-10.19
EX-10.21
EX-10.23
EX-10.29
EX-21.1
EX-23.1
EX-24.1
EX-99.1
EX-99.2
EX-99.3

PART I

Item 1. Business

General Description

          We are a leading global provider of electronic payment solutions that add value at the point-of-sale (POS) for consumers, merchants and acquirers, such as banks and processing companies. Our products include secure card payment terminals and peripheral devices, specialized networking equipment, software applications for e-commerce, mobile commerce, smart cards and traditional credit, charge and debit card transactions, and related support and services. Increasingly, our more advanced terminals are being deployed in support of non-payment applications and new markets, including government, education and healthcare. We are also engaged in micro-ticket leasing of payment terminals and other equipment.

          Our principal executive offices are located at 2851 West Kathleen Road, Phoenix, Arizona, 85053, and our telephone number is (602) 504-5000. Our website is located at www.hypercom.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information on our website is neither incorporated by reference into, nor a part of, this Report.

History and Business Profile

          We are the successor to an Australian company founded in 1978 by George Wallner. Our operations were primarily focused on Asian markets until 1987 when the company expanded its operations into the United States as a result of being awarded contracts to supply advanced technology POS terminals and related network systems to American Express. Commencing in the early 1990s, we expanded our operations into Latin America and Europe to take advantage of their increasing usage of credit and debit cards and the successful performance of our POS products in a less developed telecommunications environment. In 2002, international revenues accounted for approximately 59% of our total revenues.

          On June 5, 1996, we reincorporated in Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian company and its subsidiaries and affiliates. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange as “HYC”.

          In April 1999, we acquired Hypercom Financial Terminals AB, which manufactures POS terminals, personal identification number (PIN) pads, and related equipment, that we have integrated into our worldwide product offerings.

          In January 2000, we acquired Golden Eagle Leasing, Inc. (Golden Eagle), which provides micro-ticket leases for POS and other equipment, the sale of which is generally originated through banks, processors, acquirers and Independent Sales Organizations (ISOs).

          We operate through various divisions and more than 20 subsidiaries. These business units include:

          POS/Network Services Segment:

•	Hypercom Transactions Systems Group, which is responsible for our POS payment system operations in North America, Latin America, Asia/Pacific and Europe/Middle East/Africa (EMEA);

•	Hypercom Network Systems, which is responsible for our enterprise networking operations in North America, Latin America, Asia/Pacific and EMEA;

•	Hypercom Manufacturing Resources, which is responsible for all of our manufacturing operations.

          Leasing Segment:

•	Golden Eagle, which is responsible for micro-ticket leasing of POS terminals and other equipment.

          With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices located in Argentina, Australia, Brazil, Chile, China, Hong Kong, Hungary, Latvia, Mexico, Russia, Singapore, Sweden, and the United Kingdom. We also use distributors and value-added resellers to complement our direct sales organization.

Recent Financial Developments

          During 2002, we took a number of steps to improve our long-term profitability and reduce the risks inherent in our balance sheet. During the first quarter of 2002, we completed a private placement of 7,870,000 shares of our common stock to select institutional investors and high net worth individuals. We used the net proceeds of $36.5 million from the offering to repay two high-cost term loans under our primary credit facility, to repay an outstanding loan from a director and principal shareholder, and to pay down the then current principal and interest under our revolving credit facility.

          In the second quarter of 2002, we commenced foreign currency hedging transactions for the purpose of attempting to protect the U.S. dollar denominated value of our offshore assets. We also wrote-off $21.8 million of goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142.

          In the third quarter of 2002, we completed a restructuring of the operations of our Transaction Systems Group to improve operating efficiencies, reduce financial exposure in Latin America and discontinue activities that were unprofitable and non-essential to our core products and services. As a part of the restructuring, we terminated our direct manufacturing operations in Brazil in favor of the economies of scale, expertise and enhanced cash flow available on a contracted basis with a leading electronics manufacturing services provider. Additionally, we modified our sales and marketing approach in Latin America, Canada and Germany, where the level of activity was indicative of a local distributor network versus a dedicated direct sales organization. We also reduced general, administrative and other overhead expenses in the Latin America region. Also during the quarter, we established a $20 million valuation allowance on our deferred tax asset to fully reserve the then remaining balance.

          For further information concerning these recent financial developments see the Notes to Consolidated Financial Statements included in this Report.

POS Terminal Industry Overview

          Over the past several decades, consumers worldwide have increasingly utilized card-based payment methods, such as credit and debit cards, to replace traditional forms of payment, such as checks and cash. Until the early 1980s, most point-of-sale credit card transactions were processed manually using paper-based systems and requiring a telephone call for credit authorization or verification. This costly, time-consuming method resulted in delays in the completion of the transaction and in the receipt of funds by merchants. In order to accommodate the increasing use of card-based payments and to facilitate electronic online processing of these transactions, stand-alone payment terminals were introduced in the early 1980s to authorize credit card payments. This function requires the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic stripe and combining this information with the amount of the sale entered via a POS terminal keypad. The terminal electronically transmits this transaction information over a communications network to an authorized computer data center and then displays the returned authorization or verification response on the POS terminal.

          In recent years, POS terminals have evolved from authorization only devices into small computers capable of accommodating various means of electronic payment, back office and marketing applications, and fraud prevention. Basic card payments through transaction terminals remain a critical application and require specialized and secure payment devices that will continue to occupy a place on the merchant countertop. However, the industry trend is for terminals to not just have the ability to process credit card transactions, but also facilitate other multiple applications for the merchant, the processor, and the consumer. Thus, the POS terminal is rapidly becoming a dual-function platform — both an interactive payment device and a front-end to a complete transaction solution for the point of sale/transaction. The ability to quickly and seamlessly handle, transport and route the increased amount of data to multiple locations without increasing the transaction time is also critical. We have continually focused on the entire transaction from initiation to completion, and in doing so have designed our POS products to take advantage of the latest in technology, connectivity, and applications, without sacrificing speed or security. Our solutions are designed to minimize the total cost of ownership giving consideration to the needs of processors, acquirers, merchants and consumers.

          The evolution of POS technology has been accompanied by a demand for additional value-added applications at the point of sale/transaction. These include gift and loyalty cards, pre-paid phone card activation, on-screen signature, electronic receipt capture, electronic check truncation or conversion, electronic processor statements, e-mail, interactive coupon and loyalty programs, logos and advertising, virtual store and connectivity, positive identification and enhanced security. Other developments facilitated by these new technologies include the increased adoption, particularly in Europe and more recently in Latin America and Asia, of computer chip or “smart” cards that store value and information or secure token, the increased popularity of debit cards, the adoption of card payment in the quick service restaurant (QSR) industry, and the use of POS systems in vertical industries, such as health care and the electronic payment of government benefits.

          As the infrastructures of China, India, Russia and other underdeveloped counties are built out to levels sufficient to support electronic transactions and services, they are expected to result in further growth opportunities for the POS industry. China, in particular, is rapidly developing and is projected to surpass the U.S. in the number of debit and credit cards issued within the next several years.

          The market for our terminals is generally comprised of the following segments:

•	Basic functionality — low cost/low price, high volume potential in the traditional point-of-sale environment.

•	Enriched applications — lower total cost of ownership at higher price point, Internet enabled, specialized and extended niche.

•	Mobile and remote.

•	Non-payment transactions — Government, Education and Healthcare niche applications.

          We estimate that up to 60% of the installed base of terminals in the industry is incapable of supporting the more enhanced functionality and product features increasingly demanded in the marketplace. Thus, the opportunity to replace or upgrade the existing terminal base is significant and increasing. Additionally, the industry’s card associations, including Europay International, MasterCard International and Visa International, have prescribed new and more rigorous standards that all new and existing terminals must meet in order to be certified for use in their respective systems. These standards govern interoperability, backwards compatibility, interconnectivity, security and other operating features.

          EMVCo, the smart card standards organization, was established in February 1999 by Europay International, MasterCard International and Visa International to administer, maintain, and promote the EMV™ Integrated Circuit Card, Terminal, and Application Specifications for Payment Systems (commonly referred to as the EMV™ Specifications). The EMV™ Specifications, originally developed jointly by the three organizations, define a set of requirements that ensure interoperability for credit and debit payment applications between smart cards and terminals on a global basis, regardless of where the card is used. The EMV™ Specifications serve as the global framework for smart card and terminal manufacturers worldwide. EMVCo ensures a single terminal approval process at a level that allows cross payment system interoperability through compliance with the EMV™ Specifications.

          EMVCo established the terminal Type Approval process to create a mechanism to test compliance with the EMV Specifications. Type Approval provides an increased level of confidence that interoperability and consistent logical behavior between compliant applications have been achieved.

          EMVCo Type Approval testing is divided into two levels. The Level 1 Type Approval process tests compliance with electromechanical characteristics, logical interface, and transmission protocol requirements. Level 2 Type Approval tests compliance with debit/credit application requirements.

          The EMVCo Type Approval process exclusively addresses terminal Type Approval. Card Type Approval is the responsibility of the Europay, MasterCard and Visa payment systems. Hypercom was one of the first POS terminal providers to receive the EMVCo Level 1 and 2 certifications necessary to fully support the conversion to smart card transactions and the first to pass all of the EMVCo Level 2 tests through Europay. Hypercom has worked closely with EMVCo to develop and ensure an EMV-stable platform, with each Hypercom region having a dedicated EMV team. Our EMEA regional office houses our Global

Certifications team, which provides support, implementation and certification for roll-out throughout the world. Based on our expertise in this area, we believe Hypercom is well positioned to capitalize on these opportunities.

          Class B and Class A certifications of our POS hardware and Software by card processors are essential for deploying our terminals in the U.S. marketplace. Class B certification tests the content of the host message (interface) formats for integrity and fulfillment between the terminal and the processor. Upon receiving Class B certification, we then train third party help desks to support merchants regarding the new product. Class B certification is a prerequisite to applying for Class A certification. In Class A certification, the processor or large customer assumes full responsibility for completing the certification process, deploying the product, and providing direct help desk support for their merchants.

          Successful completion of the EMVCo certification process, the processors’ Class B and Class A certifications, and compliance with other applicable standards set by international payment bodies, regulatory authorities and banking associations, is a pre-requisite to the timely introduction of new terminal technology.

          Access to the industry’s channels for marketing, sale and distribution of terminals, and to value-added resellers, is a critical factor for achieving success as a provider of POS products. We have leveraged our extensive and long-standing relationships in the industry with banks, card associations, processors, independent sales organizations, value-added resellers and others to complement our sales efforts.

          The POS terminal manufacturing industry is extremely fragmented. Including Hypercom, there are but a few global providers as the majority of participants compete on either a regional or local country basis, within specific market segments or with a limited range of products and services. According to The Nilson Report (November 2002), the top three manufacturers (Hypercom, VeriFone and Ingenico) accounted for approximately 66% of POS terminals shipped in 2001, while 46 other manufacturers accounted for the remaining 34%.

Products and Services

Point of Sale / Point of Transaction Terminals

          Hypercom provides system-level products and services to our electronic transaction customers, including point-of-sale/ point-of-transaction terminals, peripheral devices that effectively extend terminal capabilities, network access controllers, transaction environment software and a host of pre and post sale services. Our end-to-end solutions capability and global presence is a competitive advantage in servicing the broad range of customer and end-user requirements worldwide.

          Our terminal products include stand-alone terminals, terminals integrated with host server or PC based systems, and wireless terminals. These terminals service a number of end-user environments, including that of the stand-alone merchant countertop, multi-lane retailer, temporary merchant locations and kiosks, outdoor drive-thru, mobile units and operations requiring on-site portability such as rental car lots and restaurants. Our terminal products are designed to accept magnetic stripe cards, smart or chip cards, check truncation, conversion and imaging, and radio frequency (RF) transmitting devices. Terminal functionality ranges from routine tasks, such as credit or debit authorization, electronic draft capture and electronic batch submission and settlement, to more advanced functions, such as interactive customer coupon and loyalty programs, issuance of prepaid cards, signature capture, email, time and attendance, internet store expansion, electronic benefits transfer and identification verification. These products feature a modular design to allow for easy maintenance and upgrading and may be centrally managed through our proprietary Term Master® software program.

          The peripheral device products that interface with our terminals include printers, PIN pads, check readers, receipt capture devices, identity verification devices and external modems.

          Hypercom T7™. Our T7 family of terminals is a well established product line in the POS industry, with more than three million units sold since its introduction in 1994. The T7 series combines an intuitive user interface, one-step initiation of all daily functions and transaction types, multiple peripheral options, and high-performance communications. The T7 family offers a low-cost terminal option for credit, debit, smart cards and specialized financial applications through its extensive software application library.

          Hypercom ICE™. Our Interactive Customer Environment (ICE) family of products consists of high performance, multi-function touch-screen terminals incorporating a high-speed thermal printer and our Hypercom FastPOS™ modem technology. Our

ICE terminals provide financial transaction technology incorporated with a highly interactive and intuitive user interface to support sophisticated transactions with minimal user training.

          ICE terminals support multiple payment options such as magnetic-stripe charge, credit and debit cards, smart cards and paper check conversion. They enable such value-added benefits as electronic signature capture, prepaid card activation, interactive customer coupons and loyalty programs, logos and advertising, virtual stores and positive identification. They also support administrative activities such as electronic receipt capture, time and attendance, email and electronic statements. The advanced technology and breadth of the ICE product line not only accommodates the aforementioned expanded applications at the POS, but also enables the deployment of our terminals in non-traditional markets, such as government, education and health.

          Products in the ICE family include the ICE 5000, ICE 5500 and ICE 5700, the ICE 5500M and the ICE 6000 for the multi-lane retail environment, ICE 6500, the ICE 4000 for wireless transaction environments and the Windows CE-based ICE 7000, for health-care, electronic benefit transfer and industrial-commercial markets.

          Hypercom Financial Terminals (HFT). Our HFT family of products protects the entry of PINs and secures both data input and data transmission according to standards set by international payment bodies, regulatory authorities and banking associations. The HFT 500 family of high-security PIN pads and card acceptance devices can be used either indoors or out, are easy to operate and enable fast, secure verification of both card and cardholder. Currently, the HFT 500 series is the outdoor component to our quick service restaurant (QSR) drive-thru solution for this rapidly developing segment of the POS market.

          Hypercom Plus. Our Plus family of products consists of enhanced versions of our T series and ICE product lines. These products incorporate the Hypercom SureLoad™ printer, a new thermal printer that incorporates fast, easy loading of paper rolls. The Plus products also have integrated PIN pads and the ability to read traditional magnetic stripe and the new smart cards. The T7Plus is the next generation of the Hypercom T7P. The ICE 5500Plus includes all of the features and functionality of the ICE 5500, with the addition of the SureLoad printer and an integrated PIN pad. The ICE 5700Plus combines the ability to do check conversion and credit/debit/chip card transactions in one, convenient, easy-to-use device.

          The ICE product family accounted for 34% of our terminals shipped in 2002, with the T series and HFT product line comprising the other 66%.

          Secure Systems and Transactions Group. In August 2002, we created the Secure Systems and Transactions Group as a new division within our POS/Network Systems Segment to target growth opportunities that are extensions of our core competencies but beyond the traditional payments markets. Specifically, we are exploring approaches to address, directly and/or in partnership, newly emerging federal, state and local identity verification initiatives and Homeland Security requirements. Our product offerings include biometrics, secure identification, age verification and transaction security products and systems.

Network Solutions and Equipment

          Our Hypercom Network Services products and services are customized to support the unique requirements of both high volume and high value transaction based networks, whether they are the traditional retail point-of-sale or other industry verticals such as financial, petroleum, gaming/lotteries and government. Regardless of end use, all Hypercom networks are designed for speed, reliability and security. In contrast to the standard IP-based network solutions offered by our competitors, our networks address the needs of customers having a substantial investment in legacy systems and protocols. Our solutions not only sustain the value and extend the life of those networks, but also provide a clear migration path to TCP/IP applications.

          Our transaction and network systems product lines are complemented by a host of services that include terminal encryption and deployment, terminal repair and maintenance, customer training, help desk support, network design, network installation and management. We also offer a suite of proprietary software for systems development and management (both terminals and networks), along with formal training programs for engineers, developers and systems administrators.

          Our Integrated Enterprise Networking (IEN) family of products consists of Network Access Controllers (NACs) that provide the networking hardware technology and communications infrastructure necessary to achieve connectivity in the POS environment. NACs are intelligent communications devices that provide a wide range of digital and analog interfaces, line concentration, protocol conversion, data concentration, transaction routing, backup transmission paths and multiple device interface capabilities that allow access to high-performance data communications networks. Our IEN products have been shown to reduce operating costs and protect our customers’ investments in current legacy networks. They afford an array of network technologies, such as X.25, frame relay, and Integrated Services Digital Network (ISDN) and protocol interfaces, including SNA and TCP/IP. The NAC product line also includes the IEN 100, which connects automated teller machines, POS terminals and PC or in-store controllers to existing hosts utilizing standard dial-up access.

Services and Software

          Hypercom provides a broad range of services related to our POS payment systems and networking products. We provide consulting services to:

•	assist with strategies and alternatives for POS payment systems,

•	assist in the design, installation, integration and management of POS payment systems, and

•	design customized software applications.

          We also provide deployment, training, technical assistance, help desk, maintenance and leasing services for our products.

          Terminal Application Software. We work closely with our customers to develop standard and customized applications that operate on our terminals. To date, we have developed over 80 terminal software applications, ranging from entry-level credit and debit solutions to complex systems that support a comprehensive range of electronic payment and medical transaction functions. Among these software applications are specialized applications for specific markets such as lodging, restaurants, multi-lane retail and health care.

          Terminal Management Software. Every Hypercom-produced terminal application has a management and control module that interacts with our Term-Master® Terminal Network Management System. Term-Master is designed to provide mission-critical functionality to users of our terminals. Term-Master is the basis for an integrated terminal management approach that centrally supports multiple merchant locations, remote and automated downloading of terminal application software, multiple application software management, merchant terminal set-ups, performance monitoring and on-line diagnostics. Term-Master provides a highly-efficient and cost-effective system for administering terminal functions in multiple locations. Our product offerings in terminal management range from the basic functionality offered in our new condensed Term-Master, to an Internet-provided and managed system in I-Term-Master, to the complete terminal management system, Term-Master Suite.

          Global Alliance Channel. Our Global Alliance Channel (formerly VAR Relations Channel) is comprised of over 100 value-added resellers and developers, and supports over 19 vertical or specialty markets that include retail/restaurant, e-commerce and gaming. Using our Visual Hypercom Developer’s Toolkit (VHDT), the Global Alliance Channel creates unique and innovative applications that enhance the point of sale, open new vertical markets for Hypercom, as well as provide incremental hardware sales. In 2003, we expect that the Global Alliance Channel will continue its expansion to our international regions in EMEA, Asia, Australia, and Latin America. The applications being developed by our Global Alliance partners are a complement to that developed internally and effectively extend our market penetration while also reducing our cost of software development.

          ePic® Our comprehensive Internet-based retail countertop commerce and information system, called ePOS-infocommerce™, or ePic, is the industry’s first Internet-enabled POS payment terminal and server system. ePic allows merchants to support a range of Internet-based functions via our ICE series of touch-screen terminals. In addition to traditional secure payment processing functions, ePic supports electronic receipt capture, advertising at the point of sale, interactive electronic coupons, branding programs, customer loyalty programs, e-mail, and e-commerce. With our electronic receipt capture software, the receipt and signature are captured at the point of sale and stored electronically. This creates a completely paperless environment, which improves merchant efficiency and service, and reduces charge-backs. Charge-back handling is completely automated as receipts are accessed electronically for satisfactory settlement. Merchants can view and retrieve receipts through the Internet with a standard browser, print the data or send it electronically to the appropriate destination.

          To support advertising at the point of sale, the touch-screen on the ICE terminals can display the merchant logo, promotions or other advertising. ICE Media delivers onscreen messages, such as our pilot program, which displays and prints the pictures of missing children on screen and on receipt. Point of purchase advertising can also be used to cross-sell, motivate and build the brand image. Customized receipts with the merchant logo or advertising message may offer discounts for future purchases, extend advertising impact and encourage repeat business.

          Loyalty programs keep merchants in touch with their customers and inform customers of new rewards, alert them to special offers or simply remind them to use their credit or debit cards. Data secured with loyalty cards can be used to make personalized customer service improvements.

          Network Application Software. We work closely with our clients to develop standard and customized applications that operate on our network products. To date, we have developed over 400 network software applications. Our Hybrid Transport Switching Protocol (HTSP) provides a secure routing protocol that allows for the transparent transport of diverse applications using multiple wide area network connections. HTSP and the Hypercom network product are currently supporting the global transactions for Europe’s largest bank.

          Network Management Software. Every network application software program we produce includes a management and control module that interacts with our HypercomView™ (formerly IENView®) Network Management System. HypercomView sets new standards in GUI-based management for detail, ease and speed. Easy-to-read screens and maps help network managers configure, administer, and troubleshoot complex POS and data networks.

Customers

          Our POS Systems customers are predominantly large domestic and international financial institutions, electronic payment processors, independent sales organizations, distributors and resellers. These customers generally have substantial POS payment system requirements. We place special emphasis on offering high-performance, technologically-advanced POS payment system solutions and networking products to enable our customers to increase revenues, sustain revenues and/or reduce costs.

          Our Network Systems customers generally consist of large financial institutions, retailers, lotteries, electronic payment processors, resellers and other enterprises that have substantial branch networking requirements spanning an average of 200 sites, and want to leverage their existing equipment by connecting to networks.

          In any given year, select customers may account for a significant percentage of net revenue. For the year ended December 31, 2002, First Data Corporation and its affiliates accounted for 10.9% of our consolidated net revenue. Including First Data Corporation, our two and five largest customers accounted for 17.7% and 29.7% of our consolidated net revenue, respectively.

Sales, Marketing and Distribution

          We sell our POS payment system solutions domestically through our direct sales force and independent third-party resellers, including financial institutions, electronic payment processors, service providers and distributors, and internationally through financial institutions and distributors.

          Our general marketing strategy is coordinated from our Phoenix, Arizona headquarters; however, each region develops programs that meet the needs of their local markets. Our marketing programs include trade shows, press releases, press interviews, speaker engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by our marketing and technical publications group.

          Product development and strategy are also coordinated from our Phoenix headquarters. Our sales, marketing and engineering groups work closely with the regions to accommodate the needs and provide product solutions specific to local and individual customer requirements.

Customer Service and Support

          We are committed to providing a high level of service and support to our customers in a cost-effective manner. We provide a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs.

          We provide pre- and post-sales consulting and application software development, and value-added services such as deployment and customized packaging services, PIN pad encryption, equipment and asset management, merchant training, system upgrades and conversions, help desk services and terminal repair and refurbishing. We also work with third party merchant service providers that provide support services to our customers.

          Internationally, we offer support services directly or through our distributors or other third party providers. The level of services available varies by region. For example, in Brazil, our Netset subsidiary provides full on-site support services such as installation, training, repairs and help desk services. In other markets, we maintain smaller direct support operations and provide only help desk services and repair services. In these markets, we contract with third party providers to provide more extensive support services.

          We provide up to a five-year warranty on our POS terminal products and a one-year warranty on other products. We believe our five-year warranty on POS terminal products results in a lower total cost of ownership than competitors’ products and contributes significantly to our reputation for providing high-quality, reliable products.

Manufacturing

          Our primary manufacturing facility for the manufacture of POS payment systems is in China. Our wholly-owned China subsidiary controls the planning, final assembly and final product testing, while using a subcontractor for subassembly processes. This maximizes asset utilization while providing maximum flexibility. In the third quarter of 2002, we terminated our direct manufacturing operations in Brazil and contracted with a leading electronics manufacturing services provider to provide these services. This decision enabled us to eliminate a fixed cost in favor of a more variable expense structure, leverage the operating efficiencies of a larger global manufacturer, reduce our working capital requirements, including the use of cash, and mitigate our foreign currency exposure. We outsource the manufacture of our HFT family of products in Sweden through a third party manufacturer.

          To control product costs, we centrally manage product documentation and material requirements planning from our Phoenix facility, utilizing an integrated computer system linking all Hypercom manufacturing and design centers. Centralized management of the planning processes, combined with regional-market procurement, allows us to ensure quality components are used in our products, take advantage of volume discounts and maximize customer responsiveness. Our Product Development and Manufacturing organizations rigorously engineer and test our new products to recognized performance, quality and regulatory standards.

          We also rely on third-party suppliers for certain components of our POS payment systems and networking products. We purchase directly from select suppliers, using distributors where flexibility is appropriate. We have been able to obtain favorable pricing on commodity items as well as custom designed components. Our suppliers must meet high standards of component quality and delivery performance.

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

Our product development process generally involves the following:

•	Identification of the applicable market for the product.

•	Design of the product for the market.

•	Engineering and development of the product.

•	Testing of the product.

•	Quality assurance with respect to the components and product performance.

•	Certification of the hardware and software by applicable organizations.

•	Production.

          We design and develop all of our products and incorporate where appropriate, technologies from third parties and those available in the public domain. Our product development units are principally headquartered in Phoenix, Arizona. Development staffs also are located in Dallas, Texas, Australia, Brazil, Hong Kong, Latvia, Russia, Singapore, Sweden, and the United Kingdom.

          In the periods ended December 31, 2002, 2001 and 2000, our research and development expenditures from continuing operations were $24.7 million, $28.1 million, and $38.7 million, respectively. To date, a substantial majority of our research and development costs have been expensed as incurred.

Seasonality

          The POS equipment business is seasonal with net revenue and results of operations typically stronger from July to December. This seasonality is generally attributable to the following factors:

•	Increased POS purchases to satisfy increased retail demand during the holiday season;

•	Incentive programs that VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems; and

•	Allocation of customers’ capital budgets by the end of March, with volume shipments beginning in July.

Competition

          The markets in which we operate are highly competitive. With respect to our POS payment system products, we compete primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telecommunication system certifications we have obtained for our products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, quality and support.

          In the POS terminal segment, our global competitors are Ingenico, a France-based company, VeriFone, Inc., a privately-held domestic company, and Lipman, an Israel-based company. In any particular market, we may also find ourselves in competition with local or regional manufacturers and distributors.

          In the electronic cash register market, we compete with companies such as IBM, Siemens, NCR, ICL and Micros.

          In the specialty network products niche of the marketplace, our primary competitors are Cisco, CommWorks, Motorola and Suntec all of which are U.S.-based.

     Marketing in foreign countries poses additional challenges, the more common being a customer preference for a national vendor, difficulties in obtaining necessary certifications, and an ability to accommodate government imposed policy requirements. See “Risk Factors — The markets in which we compete are highly competitive and subject to rapid technological change and price erosion” in Exhibit 99.1 which is attached hereto and incorporated herein by reference into this Report.

Proprietary Rights

          Our success is attributable in part to our proprietary technology. We rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products.

          We currently hold patents issued in the U.S. and several other countries relating to POS terminal products. We also have a number of pending U.S. and foreign patent applications relating to our POS terminal products, as well as our Integrated Enterprise Networking product family.

          We currently hold trademark registrations in the U.S. and numerous other countries for the “Hypercom” mark and logo. In addition, we have several other U.S. and foreign trademark registrations and pending U.S. and foreign trademark applications relating to our products and services.

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

          There can be no assurance that other parties will not develop products or technologies that are equivalent or superior to those of Hypercom, or that any patents, trademarks, copyrights, confidentiality agreements and internal safeguards upon which we rely will be adequate to protect our interests. See “Risk Factors — If we are unable to adequately protect our proprietary technology, our competitors may develop products substantively similar to our products and use similar technologies, which may result in the loss of customers” in Exhibit 99.1 which is attached hereto and incorporated herein by reference into this Report.

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

Equipment Leasing

          Golden Eagle Leasing, Inc., our equipment leasing subsidiary, is focused on providing micro-ticket leasing (generally less than $5,000) through nation-wide vendors of equipment in defined niche markets that are not served by traditional lessors. These markets are generally characterized by less competition and price sensitivity than the more traditional small and middle ticket leasing markets. Golden Eagle’s primary market is that of POS equipment, the leases for which currently account for nearly its entire portfolio. It also originates leases in other commercial-use microticket markets, such as computer and office equipment, and is actively exploring expansion into these and other lines of equipment having similar dollar value and credit risk profiles. Golden Eagle targets banks, processors, acquirers, and Independent Sales Organizations (ISO’s) that provide credit card authorization equipment such as our terminals and printers, and other non-bank ATM equipment. This market is large, specialized and generally under-served.

          Golden Eagle originates its leases directly with the equipment end-user, which for POS equipment is most often a merchant. Golden Eagle originates leases not only on Hypercom POS equipment but also that of our competitors. In all markets served, Golden Eagle adheres to strict underwriting guidelines to ensure a competitive risk-adjusted rate of return on its portfolio of leases. It competes on the basis of its ability to customize, efficiently fund and subsequently service small individual or large multiple-unit transactions.

          Golden Eagle operates as a financing principal, underwriting, approving and funding all lease transactions in its portfolio. Golden Eagle’s financing strategy is to maintain sufficient liquidity through its revolving credit and term loan facilities to initially finance all new leases. When the aggregate of such funding reaches a critical mass, Golden Eagle refinances a pool of leases utilizing sales or securitizations of its lease receivables. Based on the preference of the lender, Golden Eagle continues to provide all, or a portion of the lease servicing, and retains its interest in the renewal income and residual value of the equipment.

          Golden Eagle has established and maintained strong lending relationships with a number of banks and other lenders. Golden Eagle currently has revolving credit facilities with Webster Bank ($15 million maximum) and Congress Financial Corporation ($10 million maximum).

          In May 2001, Golden Eagle securitized approximately $45.6 million of its equipment leases. The securitization was accounted for as a financing transaction and under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, both the assets and the related liability are carried on Golden Eagle’s consolidated balance sheet. In connection with the securitization, Golden Eagle, through a special purpose subsidiary, Golden Eagle Funding Corp., issued $32 million of contract-backed term notes rated triple-B by Moody’s. The notes are collateralized by equipment leases acquired from Golden Eagle, a security interest in the leased equipment, cash collateral and reserve accounts, as well as other contractual rights and residual proceeds.

          Golden Eagle’s primary competitors are MicroFinancial (Leasecomm), Ladco Leasing, CIT Lease Finance Group, Northern Leasing and Integrated leasing Corp.

Employees

          As of February 28, 2003, we employed 1,418 persons, including 573 in the U.S. (62 in manufacturing, 150 in service and support, 72 in sales and marketing, 149 in research and development and 140 in finance and administration). The remaining 845 employees were in international locations.

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

Executive Officers of the Registrant

      The following are the executive officers of the Company as of March 27, 2003:

      Christopher S. Alexander, 54: Chairman of the Board of Directors since July 2002; President and Chief Executive Officer since November 2000; July 1999 - October 2000, President of Hypercom Transaction Systems Group; 1998-1999, Chief Operating Officer, Hypercom Corporation; 1993-1998 Chief Operating Officer of Hypercom International.

      John W. Smolak, 54: Executive Vice President, Chief Financial and Administrative Officer since April 2002; September 2000 to March 2001; Chief Financial Officer of Suburban Propane L.L.P., a distributor, Whippany, New Jersey; January 1999 - September 2000; Senior Vice President Finance and Administration and Chief Financial Officer of 1-800 Flowers.com, a retailer, Westbury, New York; and February 1995 - May 1998, Senior Vice President and Chief Financial Officer of Lechters, Inc., a retailer, Harrison, New Jersey.

      Jairo E. Gonzalez, 40: President of Hypercom Transaction Systems Group since November 2000; President of Hypercom’s Emerging Markets group, 1999-2000, and interim President of ePicNetz, Inc., an applications service provider (ASP) unit of Hypercom Corporation; 1990 - 1999 President, Hypercom International.

      Douglas J. Reich, 59: Vice President, General Counsel and Secretary since November, 2001; and July 1996 to January 2001, Senior Vice President, General Counsel and Secretary of Wavo Corporation, a digital media services provider, Phoenix, Arizona.

Item 2. Properties

          Our corporate headquarters is located in Phoenix, Arizona, where we own an approximate 142,000 square foot building that is also utilized for research and development, design, prototype manufacturing, testing, and repair. We lease an adjacent 23,800 square foot building for Hypercom Network Systems pursuant to a lease that expires August 31, 2011.

          We own an approximate 23,000 square foot office floor in Hong Kong that is utilized for administrative, sales and support, and manufacturing support services. We own an approximate 102,000 square foot facility in Brazil that is utilized for administrative, warehouse, distribution, and sales and support services.

          We lease an approximate 9,607 square foot facility in Ridgefield, Connecticut that is utilized by Golden Eagle pursuant to leases that expire on December 31, 2004 and January 14, 2005. We also lease various facilities in Arizona, Florida, Georgia, Missouri, New York, Texas, Argentina, Australia, Chile, China, Hungary, Japan, Latvia, Mexico, Russia, Singapore, Sweden, the United Kingdom, and Venezuela, for sales, support, representation, and research and development activities.

          We believe that our facilities are adequate for our current operations and will be sufficient for the foreseeable future.

Item 3. Legal Proceedings

          The Company from time to time is subject to routine litigation that arises in the ordinary course of business. The matter set forth herein is the only matter that is required to be disclosed in this item under the applicable rules.

          Brazilian Central Bank Administrative Proceeding. In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (Bank) commenced an administrative proceeding against the Company’s subsidiary, Hypercom do Brasil Industria e Comercio Ltda. (“HBI”), alleging that it is subject to a fine totaling R$197,317,538 (equivalent of U.S. $55,742,567 as of December 31, 2002) for failing to pay Hypercom, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. We understand that the Bank has also instituted similar actions against the Brazilian subsidiaries of other U.S. corporations. In July 2002, HBI petitioned the Federal Civil Court in Sao Paulo, Brazil to have the administrative proceeding suspended and the applicable provision of the Brazilian law declared unconstitutional. In August 2002, the Court rejected HBI’s motion for an injunction and HBI filed an interlocutory appeal. In September 2002, the Judge reviewing the interlocutory appeal issued a preliminary decision granting a stay of the administrative proceeding. Also in July 2002, HBI filed an administrative defense with the Bank, which is presently under review and subject to no deadline. HBI’s counsel in both proceedings has advised the Company that, in their opinion, the fine is confiscatory in nature and illegal, and does not believe that such fine will be charged on the amount established by the Bank. Although there can be no assurance in this regard, given the nature of this matter, we do not believe that its outcome will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of shareholders during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

          The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NYSE.

	High	Low

Year Ended 12/31/02
First Quarter	$7.950	$5.050
Second Quarter	7.700	5.850
Third Quarter	7.410	2.860
Fourth Quarter	4.300	1.530
Year Ended 12/31/01
First Quarter	$7.250	$3.350
Second Quarter	5.500	2.700
Third Quarter	6.490	3.900
Fourth Quarter	7.500	3.350

          The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company’s ability to pay cash dividends on its common stock is also limited by certain covenants contained in a loan agreement to which the Company is a party. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

          As of March 19, 2003, we had approximately 77 stockholders of record and approximately 3334 beneficial shareholders.

Item 6. Selected Financial Data

          The following table presents selected historical consolidated financial data of Hypercom at the dates and for each of the periods indicated. In 1999, we changed our fiscal year end to December 31 from June 30. This change was effective December 31, 1999. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance. (in thousands except per share data and percentages).

			Six Month Period		Twelve Months
			Ended		Ended
	Year Ended June 30,		December 31,		December 31,	Year Ended December 31,

	1998	1999	1998	1999	1999	2000	2001	2002

Statements of Operations Data:
Net revenue	$257,227	$238,722	$128,924	$134,376	$244,174	$295,212	$265,338	$270,651
Costs of revenue (1) (2)	130,475	121,549	62,675	67,650	126,524	182,841	170,181	169,214

Gross profit	$126,752	$117,173	$66,249	$66,726	$117,650	$112,371	$95,157	$101,437

Percent of net revenue	49.3%	49.1%	51.4%	49.7%	48.2%	38.1%	35.9%	37.5%
Research and development	$23,495	$30,249	$15,850	$19,637	$34,036	$38,666	$28,107	$24,744
Selling, general, and administrative	72,506	72,250	34,115	41,990	80,126	93,140	74,599	65,191
Non-cash compensation (3)	10,963	—	—	—	—	—	—	—
Restructuring charges (2)	—	—	—	—	—	—	—	4,434

Total Expenses	$106,964	$102,499	$49,965	$61,627	$114,162	$131,806	$102,706	$94,369

Income (loss) from continuing operations	$19,788	$14,674	$16,284	$5,099	$3,488	$(19,435)	$(7,549)	$7,068

Income (loss) before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle (4) (5)	$13,989	$9,186	$12,180	$5,643	$2,648	$(28,308)	$(16,874)	$(23,057)

Income (loss) from discontinued operations (6)	—	(13)	179	(258)	(449)	(2,642)	(3,034)	(13,643)
Extraordinary item (7)	—	—	—	—	—	—	—	(2,618)
Cumulative effect of change in accounting principle (8)	—	—	—	—	—	—	—	(21,766)

Net income (loss)	$13,989	$9,173	$12,359	$5,385	$2,199	$(30,950)	$(19,908)	$(61,084)

Income (loss) per share: (9)

Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$0.44	$0.27	$0.35	$0.16	$0.08	$(0.83)	$(0.46)	$(0.50)
Loss from discontinued operations	—	(0.00)	0.01	(0.00)	(0.02)	(0.08)	(0.08)	(0.29)
Extraordinary item	—	—	—	—	—	—	—	(0.06)
Cumulative effect of change in accounting principle								(0.47)

Net income (loss) per share (9)	$0.44	$0.27	$0.36	$0.16	$0.06	$(0.91)	$(0.54)	$(1.32)

Shares used in calculations	31,830	34,428	34,549	34,446	34,446	34,184	36,644	46,142
Balance Sheet Data:
Cash and equivalents	$55,659	$36,727	$37,795	$26,093	$26,093	$13,008	$13,402	$23,069
Working capital	186,799	162,152	178,879	156,991	156,991	75,218	127,232	129,322
Total assets	259,577	276,280	270,410	297,777	297,777	369,237	337,694	260,003
Short and long-term debt	1,797	10,878	2,188	10,830	10,830	100,391	67,888	25,025
Total shareholders’ equity	220,431	226,023	228,323	231,734	231,734	208,147	211,369	189,115
Other Data on Direct-Finance Leases:
Average net investment in direct finance leases (10)						$51,428	$50,782	$36,405
Gross direct finance lease originations (11)						67,488	27,656	13,905
Net cash fundings of direct-finance leases (12)						42,310	18,061	8,591
Average yield on direct-finance leases (13)						27.4%	27.6%	30.2%
Provision for losses on direct- finance leases (14)						11,681	18,075	8,377
Net charge-offs (15)						5,713	11,288	5,544
Net charge-offs as a percentage of average net investment in direct- finance leases (16)						11.1%	22.2%	15.2%
Provision for credit losses on direct finance leases as a percentage of average net investment in direct-finance leases (16)						22.7%	36.2%	23.0%
Allowance for credit losses as a percentage of net investment in direct-finance leases (16)						3.5%	12.1%	15.7%

(1)	During the year ended December 31, 2001, Golden Eagle Leasing recorded, in costs of revenue, an incremental charge to strengthen credit reserves for certain segments of its receivables in the amount of $7.2 million in addition to its normal loan loss provisions. This incremental charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

(2)	In the third quarter of 2002, we committed to a profit improvement plan which included the closure of offices around the world in favor of a more cost-effective distributor sales model and the termination of our direct manufacturing operations in Brazil. Restructuring charges in cost of sales include $2.0 million related to the write-down of inventories and other related costs. Restructuring charges of $4.4 million which are separately stated, include $3.6 million related to the write-down of a building and other fixed assets to fair value and $0.9 million related to one-time termination costs and other charges. See note 12 to the financial statements.

(3)	Non-cash compensation was charged in connection with stock options granted to an executive officer. Upon completion of our initial public offering in November 1997, this form of compensation ceased.

(4)	In the quarter ended September 30, 2000, we wrote-off our remaining $4.1 million investment in Cirilium Corporation, a joint corporate venture that we had formed in late 1999 with Inter-Tel Incorporated. Through September 30, 2000, we had accounted for our investment in Cirilium on the equity method and had reported $5.8 million in losses in connection with this investment. This write-off and the reporting of these losses, in the total amount of $9.9 million, contributed to our net loss for the year ended December 31, 2000.

(5)	During 2002, we increased the valuation allowance on our deferred tax assets by $20.0 million contributing to our loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle for the period ending December 31, 2002.

(6)	In the third quarter of 2002, we identified certain unprofitable businesses and, effective with the decision to hold these operating units for sale, recorded a loss of $8.0 million to write-down the assets to fair value. For comparative purposes, all prior year figures have been restated to reflect the activity of these unprofitable businesses in discontinued operations.

(7)	In connection with the early retirement of two term loans, we recorded a $2.6 million extraordinary loss on early extinguishment of debt. The extraordinary loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with our term loans.

(8)	During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the transition provisions of SFAS 142, we evaluated our reporting units for impairment of goodwill and recorded a $21.8 million write-off primarily attributable to goodwill associated with the 2000 acquisition of Golden Eagle Leasing.

(9)	Per share data is diluted per share, except for the years ended December 31, 2000, 2001, and 2002, as the effect of common stock equivalents in those years was anti-dilutive.

(10)	Represents the average of the net investment in direct-finance leases, excluding initial direct costs and the allowance for credit losses.

(11)	Represents the amount paid out upon funding leases plus the associated unearned income.

(12)	Represents the amount paid out upon funding leases.

(13)	Represents the aggregate of the implied interest rate on each lease, inclusive of the residual value, during the period, weighted by the amount funded at the origination of each such lease.

(14)	The provision for losses on direct-finance leases is included in costs of revenues as a direct cost of leasing. The increase in the provision for the year ended December 31, 2001 is a result of the special charge taken in the first quarter of 2001 as described in note (1) above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K.

(15)	Represents write-offs of uncollectible leases, net of unearned income, and net of recoveries from prior write-offs. Recoveries generally take the form of a final settlement and buy out of the lease by the lessee, and are included in net revenues. We write off the net investment balance of leases that are more than 120 days past due.

(16)	The increase in percentage for the year ended December 31, 2001 is a result of the special charge taken in the first quarter of 2001 as described in note (1) above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report.

           For a presentation of certain of the above information on a quarterly basis for each of our four quarters refer to note 22 of our audited consolidated financial statements for the year ended December 31, 2001 and 2002 appearing elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2002. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Exhibit 99.1 of this Annual Report on Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors,” in the discussion below and elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies And Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We compute such allowance based upon a specific customer account review of our larger customers’ and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the accounts receivable.

          We record reductions to revenue based on estimates of product returns. The estimate of product returns is based on historical return trends as well as our assessment of individual customer orders and shipments. Such returns can result from customer nonpayment, in which we request that our product be returned, or a decision on the part of the customer to return the product.

Direct-Financing Leases

          Direct-financing lease activity is reported in Golden Eagle. Golden Eagle’s micro-ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. We maintain an allowance for credit losses at an amount that we believe is sufficient to provide adequate protection against losses in our lease portfolio. Our allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the loan portfolio. We also generally establish a full reserve for customers’ having a payment past due in excess of 90 days. If loss rates increase or the credit mix of our portfolio weakens, we may need to increase our allowance for credit losses.

          In addition, as part of the initial recording of our direct-finance leases, we estimate the unguaranteed residual value of the equipment under finance lease. This is the estimated fair value of the equipment that will be returned to or purchased from us at the end of the initial lease period. Our estimate of the residual value is based on industry standards and our actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.

Sales-Type Leases

          Certain sales of product are sold under a capital lease arrangement, recorded as a sales type lease in accordance with SFAS No. 13 Accounting for Leases, as amended. Sales type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are made. We maintain an allowance for estimated uncollectible sales type lease receivables at an amount that we believe is sufficient to provide adequate protection against losses in our sales-type lease portfolio. Our allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sale-type lease customer base. If loss rates increase or credit conditions at our customers deteriorate, we may need to increase our allowance for uncollectible sales-type leases.

          Any unguaranteed residual value accruing to us at the completion of the sales-type lease is recognized at the time the product is returned to us or payment is received to purchase the product. The residual value for products returned to us is recorded at fair value. Our estimate of fair value is based on an evaluation of market information, including specific evidence of like-kind sales where possible.

Long-term contract revenue

          We are involved in one long-term contract with the Brazil Health Ministry requiring substantial performance of customized software and hardware. We recognize revenues and an estimated gross profit upon the attainment of scheduled performance milestones. We follow this method since the contract contains well-defined performance milestones and we can make reasonably dependable estimates of the costs applicable to various stages of our contract.

          Revenues under this contract have been less than 10% of total revenues for each of the fiscal years 2000 through 2002. The estimated gross profit recorded upon the attainment of scheduled milestones is based upon our estimate of the total gross profit to be recognized over the life of the long-term contract. Our gross profit estimates rely on our continuous estimates of total contract costs compared to contract revenue and any claims in excess of contract revenue where it is both probable the claims will result in additional contract revenue and the amount of the excess claim can be reliably estimated. Previously recognized gross profits and the valuation of deferred contract costs are subject to revisions as the contract progresses to completion and any claims for revenues in excess of the original contract are settled. Revisions in profit estimates and the valuation of deferred contract costs are charged to income in the period in which the facts that give rise to the revision become known.

Goodwill and Other Intangible Assets

          On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS 142). The adoption of SFAS 142 resulted in the complete write-off of goodwill balances, existing at January 1, 2002, in the amount of $21.8 million during the second quarter 2002. In accordance with SFAS 142 this write-off was reported as a cumulative effect of an accounting change in the statement of operations for 2002.

          In accordance with SFAS 142, we amortize our intangible assets over their estimated useful life and assess the recoverability of our intangible assets based on certain assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these intangible assets.

Inventory

          We write down inventory for estimated obsolescence or slow moving inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions generally over a twelve-month period on an item by item basis. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

          During 2002 we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance due to the impact of a continued economic downturn on our estimated U.S. sourced future income. As a result, there are no remaining unreserved balances of deferred tax assets reported on the balance sheet as of December 31, 2002. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, operating profits, in the tax jurisdictions giving rise to the deferred tax assets, become sustainable at a level that meets the recoverability criteria under SFAS 109 “Accounting for Income Tax”. The recoverability criteria in SFAS 109 requires our judgment of whether it is more likely than not, based on an evaluation of positive and negative evidence, that a valuation allowance is not needed. If in the future, positive evidence of sufficient quality and quantity overcomes the negative evidence, we would reverse all or a portion of the valuation allowance resulting in a decrease to our income tax expense in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and need for valuation allowances quarterly.

Foreign Currency

          A significant portion of our operations is conducted through our international subsidiaries operating in foreign countries. Net revenue from international subsidiaries amounted to 59.8% for the year ended December 31, 2002. In accordance with the relevant accounting standards we are required to translate the financial statements of our foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into the United States dollar. The treatment of such translation in our financial statements is dependent upon our determination of the functional currency of the foreign subsidiary. The functional currency is determined based on economic and operational aspects of the foreign subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, as well as any dependency upon the parent and the nature of the operations are considered in determining the functional currency. Based on our assessment, we have determined that the functional currency, at this time, is the United States dollar in all of our foreign subsidiaries. This is principally based on the billing arrangements, dependency on the parent and nature of the operations. As a result of the functional currency being the United States dollar, any translation gains or losses are recorded in our statements of operations.

          As a policy, we hedge the translation of our net investments in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses on our statements of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our banks or other financial institutions to accomplish our hedging strategy. During 2001, we did not enter into any forward contracts or other instruments to hedge our net investments in foreign subsidiaries as a result of credit limitations imposed on us by our banks. We also attempt to use natural hedges (offsetting local currency assets against liabilities) to mitigate our translation losses. During 2002, we resumed entering into financial instruments to hedge our net investments in foreign subsidiaries. To the extent the amounts of such currencies hedged differ from the actual amounts exposed to such fluctuations, gains or losses will result in our financial statements. To the extent our hedging vehicles are not fully effective and/or are costly the full benefit may not be achieved and greater fluctuation in our statements of operations will occur. In addition, to the extent our lenders do not permit us to enter into hedging contracts, we may experience greater levels of gains or losses in our statements of operations as a result of translation.

Contingencies and Litigation

          On an ongoing basis management monitors the need to provide an estimated loss contingency arising from normal operations or litigation matters. There are no such contingencies provided for at December 31, 2002. We rely on our in-house counsel and outside counsel to advise us about ongoing litigation matters. Based upon information available at this time, we believe our current litigation matters will not have a material adverse effect on the results of operations and our financial condition.

Overview of Financial Results

     During the past three years, 2000, 2001 and 2002 we have incurred substantial net losses. The following overview will highlight certain key events and factors impacting our financial performance over the past three years:

Year 2000

The year 2000 was most notably affected by our efforts surrounding the full launch of our ICE family of products, our ePic initiative, the integration and financing efforts associated with our acquisition of Golden Eagle Leasing Inc., and our decision to write-off our investment in a corporate joint venture, Cirilium Corporation. We also encountered banking restrictions as a result of the significant losses incurred in 2000.

We expended significant amounts in research and development in connection with the ICE family of products and ePic. Such efforts contributed to our total expenditures in research and development of $38.7 million in 2000. Subsequent to 2000, due to the completion of the core ICE and ePic development efforts and a shift in focus to product cost reduction efforts over new product introductions, R&D spending has been reduced significantly. By comparison, R&D expense in 2002 was $24.7 million, or a 36.2% reduction from 2000.

We incurred significant manufacturing costs during the latter half of 2000 related to the introduction of the new ICE products; higher cost to manufacture in the United States, the transition of manufacturing these products in China, and product reworking and stabilization. In addition, we were carrying significant amounts of inventory to support both our T-series terminal products and the new ICE family of products. The higher inventory levels contributed to increased borrowings and greater interest charges. The ICE family of products has since stabilized and further enhanced with the introduction of our new Plus series of terminals. Additionally, inventory levels have decreased from a high during 2000 of approximately $89 million to $46.4 million as of December 31, 2002. We have, with the full completion of this major product transition, gained better visibility and predictability into our inventory requirements for our full product offering.

In January 2000, we acquired Golden Eagle. This operation required significantly more cash than anticipated, did not perform as expected, and hampered both our liquidity and profitability during 2000. Golden Eagle’s operating loss for 2000 was $4.4 million. During 2001, we addressed Golden Eagle’s operating deficiencies and effected a securitization transaction to alleviate some of the liquidity pressures relating to this business.

At the end of 1999, we formed a corporate joint venture, Cirilium Corporation, with another publicly traded company, Inter-Tel Incorporated. In connection with the joint venture, we contributed $5.0 million and networking technology, and Inter-Tel contributed $6.0 million and certain telephony technology, all with a goal of creating a company to address service provider applications in the Voice over Internet Protocol (VoIP) market. As a result of changes in market conditions relating to technology companies in general and VoIP companies in particular, we wrote off our entire investment in Cirilium and took a $4.1 million charge in the quarter ended September 30, 2000. Through September 30, 2000, we had accounted for this investment on the equity method, and had recognized $5.8 million in losses as a result of our interest in Cirilium. This investment was fully written off during 2000 and, therefore, we have not recorded any further losses in conjunction with this investment, nor do we have any future obligations.

As a result of losses incurred during the third quarter of 2000, we fell out of compliance with certain covenants in our principal credit agreements. We became constrained from a liquidity standpoint, which impeded our ability to buy raw materials on a timely basis and required that we move to more expensive sources of raw materials that effectively financed us for longer periods of time. We also incurred substantially increased interest costs through the imposition of higher interest rates and the payment of forbearance fees. As discussed further in this overview, we completed a series of financing and equity measures during the first and second quarters of 2001 in order to alleviate our liquidity constraints.

Year 2001

The year 2001 was highlighted by our focus on the performance deficiencies at Golden Eagle and our debt and equity activity.

One of our main objectives was to improve the financial performance of Golden Eagle. As a result of our continued focus on Golden Eagle, we recorded an incremental charge of $7.2 million in the first quarter of 2001 to strengthen credit reserves for certain segments of Golden Eagles’ direct finance lease receivables that had been specifically impacted by certain events of that economic period. This charge was recorded in costs of revenue and is further discussed in our comparison of the years ended December 31, 2001 and 2000.

Our debt and equity activity in 2001 began with a series of interim measures to raise cash in anticipation of refinancing our primary credit facility. These interim measures included the issuance of common stock, and certain bridge borrowings that were ultimately converted to common stock through conversion rights attached to the borrowings, or from the repayment of the bridge borrowings with our common stock. Such financing and equity measures amounted to $25.9 million. We completed a refinancing of our principal credit facility in August 2001 with a new $45 million senior secured credit facility including a line of credit and two term loans. Although this new facility provided us with increased liquidity, it was a relatively expensive source of capital. Consequently, and as more fully described in our consolidated financial statements, we paid off a significant portion of these facilities with proceeds from a private equity offering completed in March 2002. The bridge borrowings and new credit facility included the issuance of stock warrants, which further contributed to our higher interest costs in 2001.

Year 2002

The year 2002 was highlighted by the completion of a private placement of our common stock, significant charges related to the carrying value of goodwill and deferred tax assets, the implementation of a profit improvement plan and a significant improvement in income from continuing operations.

In the first quarter of 2002, we completed the issuance and sale of common stock in a private equity offering. Net proceeds from the offering of $36.5 million were used principally to pay off high cost debt. As a result of the early extinguishment of debt, we recorded an extraordinary charge for the write-off of debt issuance costs in the amount of $2.6 million in the first quarter of 2002.

On January 1, 2002, we adopted SFAS No. 142 Goodwill and Other Intangible Assets. The adoption of SFAS 142 resulted in the complete write-off of goodwill balances, existing at January 1, 2002, in the amount of $21.8 million in the second quarter. In accordance with SFAS 142, this write-off was reported as a cumulative effect of change in accounting principle in the statement of operations.

During the third quarter of 2002, we increased our valuation allowance on our then remaining deferred tax assets by $20.0 million. The increase in the valuation allowance has increased our tax expense by $20 million. There are no remaining balances of deferred tax assets reported on the balance sheet as of December 31, 2002.

As discussed further in Management’s Discussion and Analysis and in the Notes to the consolidated Financial Statements, we undertook a profit improvement plan in 2002, which resulted in restructuring certain operations and holding other operations for sale as discontinued operations. The restructuring costs element of the plan were reported as expenses within income from continuing operations, while the losses from the discontinued operations are reported separately as part of our net loss. The restructuring charges totaling $6.4 million included write-downs to assets, including inventories and fixed assets, as well as accruals for severance and other operating expenses. Losses from discontinued operations totaling $13.6 million included the initial write-down of assets to fair value, as well as operating results of the discontinued operations during 2002.

Income (loss) from continuing operations amounted to $7.1 million, ($7.5) million, and ($19.4) million for year 2002, 2001 and 2000 respectively, which included the total restructuring charges of $6.4 million in 2002 and the special direct finance lease charge of $7.2 million in 2001. Excluding such charges, income (loss) from continuing operations would have amounted to $13.5 million, ($0.3) million, and ($19.4) million for year 2002, 2001 and 2000 respectively.

          The following should be read in light of the matters highlighted in the Overview.

Results of Continuing Operations

          The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results.

	Year Ended December 31,

	2002	2001	2000

Net revenue	100.0%	100.0%	100.0%
Costs of revenue	62.5	64.1	61.9

Gross profit	37.5	35.9	38.1
Research and development	9.1	10.6	13.1
Selling, general and administrative	24.1	28.1	31.6
Restructuring charges	1.6	—	—

Income (loss) from continuing operations	2.6	(2.8)	(6.6)
Interest and other income net of interest and other expense	(1.4)	(4.0)	(0.7)
Foreign currency loss	(2.2)	(1.0)	(0.6)
Loss from investment in equity affiliate	—	—	(3.3)

Loss before taxes, discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(1.0)	(7.8)	(11.2)
(Provision) benefit for income taxes	(7.5)	1.4	1.7

Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(8.5)	(6.4)	(9.6)
Loss from discontinued operations	(5.0)	(1.1)	(0.9)
Extraordinary item	(1.0)	—	—
Cumulative effect of change in accounting principle	(8.0)	—	—

Net loss	(22.6)%	(7.5)%	(10.5)%

           Net revenue by geographic region is presented in the following table as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

Revenues by Region	2002	2001	2000

United States	40.2%	43.6%	42.8%
Latin America, including Mexico	24.1	26.3	24.9
Asia/Pacific	14.2	12.9	13.5
Europe	21.5	17.2	18.8

Totals	100%	100%	100%

          The results of continuing operations discussed herein exclude the operations of the operating units being reported as discontinued operations (see Note 12 to the consolidated financial statements). Prior years’ results of continuing operations have been restated to reflect the discontinued operations on a consistent basis with 2002.

Comparison of Years Ended December 31, 2002 and 2001

          Net revenue for the year ended December 31, 2002 increased $5.4 million or 2.0% to $270.7 million from $265.3 million in the same period in the prior year. As discussed in our comparison of 2001 to 2000, net revenues for 2001 include the effects of a $7.5 million reserve for a sales return. Exclusive of the sales return, 2001 net revenues would have been $272.8. Further, 2002 net revenues include the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the first quarter of 2002, versus $1.6 million in revenue recognized under the same contract in 2001. Exclusive of the revenues for the Brazil Health Ministry contract in both years and the sales return in 2001, net revenues declined during the year ended December 31, 2002 by $9.1 million compared to 2001. This decline is due principally to a decline in revenues from Golden Eagle of $2.9 million and a decline in Network Systems revenues of $6.0 million, while the POS product group remained relatively flat compared to 2001. Revenue for Golden Eagle declined as they funded fewer leases in 2002 compared to 2001 – a result of management’s decision to move from lower-quality, high-volume, high-risk lease programs to higher-quality, lower-volume, less-risk lease programs. While Golden Eagle is dedicated to growing their funding levels, there can be no assurances Golden Eagle will increase its funding levels in the future given the prevailing market for qualifying leases. Network System’s revenues declined principally as a result of fulfilling substantial orders under one its largest contracts throughout 2001. Deliveries under such contract declined during 2002 as the contract neared completion. There can be no assurance that Network Systems will be able to replace this contract in the future with one of equal size or duration.

          The remaining milestones under the Brazilian Health Ministry contract are expected to be substantially less than the milestone achieved in the first quarter of 2002, as we are now entering the maintenance phase of this contract. However, as of December 31, 2002, we have identified and made a claim for approximately $6.5 million of revenue in excess of the agreed contract. We believe it is probable our claim will result in additional revenue and have reasonably estimated such amount in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. While the revenue related to these claims has not been recorded under our percentage-of-completion milestone approach, contract costs attributed to these revenue claims amounting to approximately $5.9 million have been deferred within other long-term assets at December 31, 2002 and treated as normal costs of contract performance. If our revenue claim is denied or results in revenue less than our associated costs, our operating results would be significantly impacted.

          Net revenues from services activities, principally derived from POS support services, and from our long-term contract with the Brazilian Health Ministry, each comprised less than 10% of total net revenue in each of the years ended December 31, 2002 and 2001.

          Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing leases. The costs of revenue for the year ended December 31, 2002 decreased $1.0 million or less than 1% to $169.2 million from $170.2 million for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 was 37.5% compared to 35.9% in the same period in the prior year.

          Both the change in cost of revenue and the gross margin were affected by various events in both 2002 and 2001. As discussed previously, 2002 included $8.6 million in revenue from the Brazilian Health Ministry contract versus $1.6 million recognized in 2001. This contract carries a fully absorbed operating margin currently estimated at 9.1% and thus can impact the overall margin percentage when revenues are inconsistent between periods. Further, 2001 costs of revenues included the effects of a $7.2 million incremental charge to the Golden Eagle loan loss provision (as discussed further in our comparison of year 2001 to 2000). Additionally, cost of revenues for 2002 includes the effects of restructuring charges in the amount of $2.0 million relative to our restructuring activity discussed below. Further, in connection with the Company’s transition of its manufacturing operations in Brazil to a contract manufacturer, certain sales orders in the Brazilian market were supplied from our factory in China for which importation and tax costs had the effect of decreasing the margin by approximately $0.8 million in 2002. The Company also wrote down inventory and incurred other incremental charges relative to assessments of net realizable value amounting to $0.7 million during the third quarter of 2002.

          Exclusive of the Brazilian Health Ministry revenues and related cost of revenues, the Golden Eagle incremental charge in 2001 and the restructuring and other charges incurred during 2002, as noted above, the gross margin for the year ended December 31, 2002 and 2001 would be 39.8% and 38.7%, respectively. The increase in 2002 is a result of our continued manufacturing and product cost reductions and improved pricing in certain service operations.

          Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the year ended December 31, 2002 decreased $3.4 million or 12.0% to $24.7 million from $28.1 million in the same period in the prior year. The decreases over prior year are directly attributable to a more focused and cost efficient approach to research and development. Since substantially all development activities related to the introduction of the ICE product family and the ePic initiative are complete, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing product and to select new product introductions having a commercially feasible market demand.

          Selling, general and administrative expenses consist of sales and marketing expenses, administrative personnel costs, facilities operations and other corporate overhead. These expenses decreased $9.4 million or 12.6% to $65.2 million for the year ended December 31, 2002 compared to $74.6 million in 2001. This decrease reflects significant cost containment measures put into place during the third quarter of 2001 and carrying forward for all of 2002, along with restructuring related savings identified in the third quarter and realized, in part, during the fourth quarter of 2002. The cost containment measures and restructuring activities involve both a reduction in staffing as well as the curtailment of discretionary expenses.

          In September 2002, the Company committed to a plan to improve profits in its POS and Network Systems segment. The plan entailed downsizing and outsourcing certain operations and streamlining product offerings, changing to a distributor sales model versus a direct sales model in certain international locations, prioritizing and rationalizing research and development expenditures and disposing of certain unprofitable operations. The profit improvement plan encompassed both restructuring activities to be accounted and reported under SFAS 146, as well as discontinued operations to be accounted and reported under SFAS 144. See Note 12 to the Financial Statements.

          The restructuring charges encompassed write downs of fixed assets and inventory, one-time termination benefits and other miscellaneous accruals incurred in connection with the Company’s profit improvement plan. The following table sets forth the expected costs to be incurred with the activity, the amount incurred during the period and the ending liability as of December 31, 2002 (in thousands):

	2002 Expected	2002 Incurred	2002 Accrued

Restructuring charges in Cost of Sales
Write down of inventories and related costs	$2,033	$2,033	$100

Total restructuring charges in cost of sales	$2,033	$2,033	$100

Restructuring charges
Write down of building to fair value	$2,184	$2,184	$—
Write down of fixed assets to fair value	1,388	1,388	—
Write down of other assets to fair value	233	233	—
One-time termination benefits	482	482	134
Miscellaneous operating accruals	147	147	25

Total restructuring charges	4,434	$4,434	$159

          There were no restructuring charges incurred in 2001.

          Income from continuing operations for the year ended December 31, 2002 increased $14.6 million to $7.1 million compared to a loss from continuing operations of $7.5 million for the same period in the prior year. The improvement in operating results is principally from the aforementioned improvement in gross margins coupled with the cost containment measures impacting both research and development and selling, general and administrative expenses.

          The Company incurred $4.2 million in interest expense for the year ended December 31, 2002 compared to $9.6 million for in the prior year. Interest expense for 2002 consists primarily of interest expense on long-term borrowings and amortization of deferred financing charges. Interest expense for 2001 includes essentially the same elements as 2002 and also includes amortization of $2.2 million in loan discounts from warrants issued and amortization of $0.7 million relating to a beneficial notes payable conversion feature, both related to our refinancing activity during 2001. In addition to these amortization charges, the reduction in interest expense in 2002 compared to 2001 is related to the repayment of two term loans totaling $18.6 million and a $3.1 million note from a director and principal stockholder during the first quarter of 2002. The repayment was facilitated by proceeds we received from a private placement of common stock in the first quarter of 2002. Relative to the decrease in interest expense, our total long-term debt has decreased from $67.9 million at December 31, 2001 to $25.0 million at December 31, 2002.

          Other income (expense) in the amount of $0.3 million for the year ended December 31, 2002 consisted principally of losses on fixed asset sales of ($0.4) million, net of credits relating to corporate overhead charges allocated to discontinued operations of $0.5 million. Income and (expense) in the amount of ($1.5) million for the year ended December 31, 2001 consisted primarily of charges associated with requirements under our debt forbearance agreements and other default related costs of $1.7 million and corporate overhead charges to discontinued operations of $0.8 million. During 2002 the Company was not in default with its lenders and accordingly did not incur similar default related charges. The corporate overhead charges to discontinued operations were ceased at the time the discontinued operations were declared held for sale in September 2002.

          Foreign currency losses totaling $6.1 million for the year ended December 31, 2002 were largely attributable to the devaluation of the Brazilian real and Argentinean peso partially offset by gains in the British pound. Foreign currency losses for the year ended December 31, 2001 of $2.6 million related to general currency declines in Europe and South America. There was no significant devaluation of currencies impacting 2001. Beginning in June of 2002 the Company resumed its foreign currency risk management strategy, which had been suspended starting in 2000 due to financial restrictions. At December 31, 2002, the Company had foreign currency forward contracts outstanding in the amount of $25 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts are principally consisting of our mark-to-market adjustments, recorded in net earnings as foreign currency gains or losses.

          During the third quarter of 2002 we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance of approximately $20.0 million. We further increased our valuation allowance in 2002 for net increases in deferred tax assets that occurred principally by 2002 charges to expense that are not currently deductible or recoverable. The increase in the valuation allowance was based on the weight of all available evidence, principally influenced by the continued U.S. derived losses in the third quarter of 2002 coupled with a continuing extension of the U.S. recession as well as cumulative U.S. derived losses in recent years. The U.S. derived losses in the third quarter of 2002 and cumulatively over recent years together with an uncertain economic outlook for the U.S., were deemed to be significant negative evidence. As a result, the Company determined it did not meet the “more likely than not” recoverability criteria in SFAS No. 109, Accounting for Income Tax, requiring positive evidence of sufficient quality and quantity to overcome the negative evidence in order to support a conclusion that a valuation allowance is not needed. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. There are no remaining unreserved balances of deferred tax assets reported on the balance sheet as of December 31, 2002.

          In addition to deferred tax expenses which principally relate to our valuation allowance increases, the income tax provision for the year ended December 31, 2002 is comprised of income tax expenses from foreign locations with taxable income and a current tax benefit for certain U.S. losses that can be carried back for refunds. As a result of this combination of occurrences the effective tax rate for the Company in 2002 is not meaningful. The Company’s effective rate of income tax benefit was 18.4% for the year ended December 31, 2001. The income tax benefit rate in 2001 differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses and valuation reserves.

Comparison of Years Ended December 31, 2001 and 2000.

          Net revenue for the year ended December 31, 2001, decreased $29.9 million or 10.1% to $265.3 million from $295.2 million for the year ended December 31, 2000. This decrease was principally due to the combined effect of a delay in the receipt of certain key components during the nine-month period ended September 30, 2001, caused by constraints on cash relative to our default position with our primary bank group and the tragic events of September 11, and an unusually high level of orders received from Latin American customers in the nine-month period ended September 30, 2000, which did not recur in 2001. In addition, we reduced sales during the fourth quarter ended December 31, 2001 by $7.5 million to reflect a reserve for product returns. This reserve for product returns related to one particular customer whereby we decided to take back product for the purpose of providing additional product features and enhancements. These new features and enhancements were not included in the specifications at the date of the original sales, and we were not required to make the modifications under the terms of the original sale. We elected to make a customer concession and provide the enhancements and have recorded this as a product return. Gross profit was reduced by $2.0 million dollars during the fourth quarter ended December 31, 2001 as a result of this sales return. As the product is modified and determined to meet the customer’s revised requirements, we will record sales when all requirements of SAB 101 are met.

          Net revenues from services activities, principally derived from POS support services and from our long-term contract with the Brazilian Health Ministry, each comprised less than 10% of total net revenue in each of the years ended December 31, 2001 and 2000.

          Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing leases. For the year ended December 31, 2001, costs of revenue decreased $12.7 million or 6.9% to $170.2 million from $182.8 million for the year ended December 31, 2000. Interest expense included in cost of revenues amounted to $3.8 million and $4.9 million, respectively, for the years ended December 31, 2001 and 2000. Loan loss provisions included in cost of revenue amounted to $18.1 million and $11.7 million, respectively, for the years ended December 31, 2001 and 2000.

          Gross margin for the year ended December 31, 2001 was 35.9% compared to 38.1% in the same period in the prior year. This decrease in gross margin was primarily attributed to the lower revenues, including the effects of our sales return discussed as part of the decrease in net revenues from 2000 to 2001, and an incremental charge of $7.2 million to strengthen credit reserves for certain segments of Golden Eagle’s direct finance lease receivables. This incremental charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

          The following factors contributed to Golden Eagle’s decision in the first quarter of 2001 to strengthen credit reserves:

•	Several new vendor programs that were established in 2000 and that contributed significantly to funding volume in 2000, were experiencing losses at higher levels than historic loss levels for other vendor programs. These programs involved independent sales organizations providing additional services to the merchants (lessees) as part of the lease program. If service levels were not as the merchants expected, the likelihood of their making required lease payments was reduced. Losses for these programs began to exceed historical levels for the quarter ended March 31, 2001;

•	Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

•	The overall credit mix of the portfolio was slightly skewed by a few percentage points toward higher risk credits, commonly described as C and D rated credits. C and D credit leases booked in the year 2000 appeared to be performing significantly worse than C and D credits in previous years as we analyzed activity through March 31, 2001; and

•	The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

          Golden Eagle’s micro ticket leasing business is characterized by high incidences of delinquencies, which in turn can lead to significant levels of loan losses. However, based on historical default rates and our credit assessments, we believe collectibility of the minimum lease payments is reasonably predictable.

          Exclusive of the $7.2 million incremental credit reserve, the gross margin percentage for the year ended December 31, 2001 increased to 38.6%. This increase was primarily attributable to the stabilization of the ICE product family during 2001. During the year ended December 31, 2000, we experienced margins of approximately 41% through June 30, 2000 due to a larger portion of sales from the higher margin legacy products. This higher margin through June 30, 2000 was offset during the third quarter of 2000 by the shift in product mix toward the lower margin ICE product, increased manufacturing costs due to the greater than anticipated manufacturing volumes in the U.S. versus China, transition costs of moving the production for the ICE product family to China, higher component costs resulting from increased purchases from distributors (who offered extended credit terms but at higher prices) and costs related to reworking and stabilizing the new screen-based family of terminals.

          Our research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Our research and development expenses decreased $10.6 million or 27.3% from $38.7 million for the year ended December 31, 2000 to $28.1 million for the year ended December 31, 2001. This decrease was directly attributable to our cost cutting efforts of reducing personnel and curtailing spending for research and development materials. Since substantially all development activities related to the introduction of the interactive consumer environment (ICE) product family and the ePic initiative were completed in 2000, the overall level of research and development activities has been reduced. Present development activities are primarily focusing on reducing the component costs of existing products and to a much lesser extent, new product introductions.

          Selling, general and administrative expenses consist of sales and marketing expenses, administrative personnel costs, facilities operations, and other corporate overheads. These expenses totaled $74.6 million for the year ended December 31, 2001, compared to $93.1 million for the year ended December 31, 2000. This $18.5 million or 19.9% decrease is attributable to lower revenue related expense savings and other cost containment measures.

          For the year ended December 31, 2001, the loss from continuing operations of $7.5 million compares to a loss of $19.4 million for the prior year. This improvement results primarily from reductions in research and development and selling, general and administrative expenses of $29.1 million offset in part by the decrease in gross margin of $17.2 million.

          For the year ended December 31, 2001, interest income of $0.5 million consisted primarily of returns on short and long-term investments. We incurred interest expense of $9.6 million which consisted primarily of interest expense on borrowings for notes payable, long-term debt, amortization of debt issuance costs and loan discounts on warrants issued, and the amortization of a beneficial conversion feature on convertible notes payable. Other income (expense) in the amount of ($1.5) million consisted primarily of charges associated with the requirements under the Forbearance and Modification Agreement between us and our principal lenders and other related costs associated with being in default with our lenders. Foreign currency losses of $2.6 million resulted principally from the unfavorable translation of our net foreign investments in Brazil and the United Kingdom. Further, as a result of being in default with our lenders, we were unable to continue our hedging strategies during the year ended December 31, 2001.

          For the year ended December 31, 2001, the income tax benefit for federal, state and foreign taxes was $3.8 million, or 18.4% of our loss before income taxes. The benefit for federal, state and foreign taxes was $4.9 million, or 14.7% of our loss before income taxes for the year ended December 31, 2000. Our income tax benefit is different than the U.S. federal statutory rate due to the mix in which jurisdictions certain taxable income or losses were incurred, the impact of research and experimentation credits, and charges relating to the estimated portion of certain deferred tax assets that management estimates may not be recoverable.

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

          Cash provided by continuing operations increased $8.3 million to $25.4 million for the year ended December 31, 2002 from $17.1 million for the year ended December 31, 2001. The principal reason for the change in operating cash flow between 2002 and 2001 was our improved results from continuing operations offset in part by a net increase in working capital. Our working capital increase during 2002 resulted from decreases in accounts payable from December 31, 2001. The accounts payable balances at December 31, 2001 were higher than normal stemming from our refinancing activities and conservation of cash efforts necessary in 2001.

          Cash used in investing activities decreased $3.6 million to $4.5 million for the year ended December 31, 2002 from cash used in investing activities of $8.1 million in the same period a year ago. This decrease is primarily related to a decrease in cash required to fund the Company’s direct financing leases in the amount of $9.5 million resulting from a continued focus on higher quality leases at less volume, offset by an increase in purchases of property, plant and equipment of $2.9 million. Increases in property, plant and equipment relate to leasehold improvements and software upgrades.

          Cash used in financing activities was $10.6 million for the year ended December 31, 2002, compared to cash used in financing activities of $7.5 million in the same period a year ago. This change is principally attributable to the net advances to the operating units in discontinued operations in the amount of $4.7 million. Excluding such advances financing activities have improved due to the Company’s ability to utilize its $25 million revolving credit facility, which was significantly restricted in 2001 due to non-compliance with certain financial covenants. Additionally, the Company was able to significantly reduce its long-term debt to $25.0 million from $67.9 million at December 31, 2001, with proceeds from the private issuance and sale of stock in the first quarter of 2002, as discussed below. At December 31, 2002 working capital and cash were $129.3 and $23.1 million, respectively, compared to $127.2 and $13.4 million at December 31, 2001, respectively.

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

          The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans with principal balances of $15.3 million and $3.3 million, respectively, under the Company’s credit facility, $3.1 million in outstanding loans from a director and principal stockholder and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds were used for general corporate purposes.

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

          The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and controlling expenses. We believe that our cash flow from operations, and the net cash provided by our direct-financing leases, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2003. If operating results are unfavorable or our direct-financing lease fundings exceed direct-financing lease receipts, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements. These additional sources would include our existing credit facilities, including our $25 million revolving line of credit, which is available based on certain accounts receivable and inventory balances, or our direct-financing lease credit facilities with approximately $29.3 million of credit available at December 31, 2002.

Backlog

          As of December 31, 2002, our backlog was $77.4 million, compared to $113.4 million at December 31, 2001. This decrease is due to deliveries under prior sales orders, particularly, our Brazilian Heath Ministry contract.

          The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

New and Proposed Pronouncements

          Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations and changed the criteria to recognize intangible assets apart from goodwill. Implementation of SFAS 141 did not have an effect on the Company’s financial statements. SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. The impact of adopting SFAS 142 resulted in a charge for the cumulative effect of this accounting change and is discussed further in Note 10 of the Financial Statements. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The initial adoption of SFAS 144 as of January 1, 2002 did not have an effect on the Company’s financial statements, however during the third quarter of 2002 the Company has applied the principles set forth in SFAS 144 as discussed in Note 12 to the Financial Statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. SFAS 145 is effective January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, the $2.6 million extraordinary loss from early extinguishment of debt for the twelve months ended December 31, 2002 will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145 upon adoption in 2003.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 also nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF No. 94-3 relates to the requirement in SFAS 146 to recognize a liability for a cost associated with an exit or disposal when the liability is incurred versus at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. As discussed in Note 12 to the Financial Statements, the Company has applied the principles set forth in SFAS 146 relative to the exit and disposal plans consummated during the third quarter of 2002.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements effective for the Company December 31, 2002. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions by SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by

SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion 25 and have adopted the disclosure requirements of SFAS 123 as amended.

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

          A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. Beginning in June 2002, the Company resumed its foreign currency risk management strategy, which had been suspended starting the fourth quarter of 2000 due to credit limitations imposed by the Company's banks. As a policy, the Company hedges the translation of its net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company enters into forward or option contracts with its bank or other financial institutions to accomplish its hedging strategy. At December 31, 2002, the Company had foreign currency forward contracts outstanding in the amount of $25 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses.

          We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — If we cannot manage additional challenges presented by our international operations, our revenues and profitability may suffer” elsewhere in this Report.

Item 8. Financial Statements and Supplementary Data

          The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 16 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

           (a) Identification of Directors: The information set forth in our 2003 Proxy Statement under the caption “Board of Directors” is incorporated herein by reference.

           (b) Identification of Executive Officers: See Part I of this Report.

           (c) Compliance with Section 16(a) of the Securities Exchange Act of 1934: The information set forth in our 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11. Executive Compensation

          The information set forth in our 2003 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the Company’s 2003 Proxy Statement are not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information set forth in our 2003 Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          The information set forth in our 2003 Proxy Statement under the caption “Certain Transactions and Relationships” is incorporated herein by reference.

Item 14. Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of Securities Exchange Act of 1934, as amended) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Item 15. Principal Accountant Fees and Services

          The information set forth in our 2003 Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	The following documents are filed as part of this Report:

(1)	Audited Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts
(All other financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements)

b.	We filed no Form 8-K Reports during the last quarter of 2002.

c.	The Exhibit Index and required Exhibits are included following the Financial Statement Schedule.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypercom Corporation

By	/s/ CHRISTOPHER S. ALEXANDER

Christopher S. Alexander Chairman of the Board, Chief Executive Officer and President

Date: March 28, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

(1) Principal Executive, Financial and Accounting Officers

/s/ CHRISTOPHER S. ALEXANDER Christopher S. Alexander	Chairman of the Board, Chief Executive Officer and President

/s/ JOHN W. SMOLAK John W. Smolak	Executive Vice President, Chief Financial and Administrative Officer

(2) Directors

* George Wallner	Director

* Daniel D. Diethelm	Director

* Jane Evans	Director

* Albert Irato	Director

* William Keiper	Director

* Jock Patton	Director

Christopher S. Alexander, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named officers and directors of the registrant on this 28th day of March, 2003, pursuant to the power of attorney executed by each of such officers and directors filed as Exhibit 24.1 to this Report.

*By:	/s/ Christopher S. Alexander

Attorney-in-Fact

CERTIFICATION

I, Christopher S. Alexander, certify that:

1.     I have reviewed this annual report on Form 10-K of Hypercom Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ Christopher S. Alexander Christopher S. Alexander Chief Executive Officer

CERTIFICATION

I, John W. Smolak, certify that:

1.     I have reviewed this annual report on Form 10-K of Hypercom Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ John W. Smolak John W. Smolak Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Hypercom Corporation

     We have audited the accompanying consolidated balance sheets of Hypercom Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in item 16(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 of the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona February 6, 2003

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

(amounts in thousands, except share data)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$23,069	$13,402
Restricted cash	6,777	6,367
Accounts receivable, net of allowance for doubtful accounts of $3,282 and $3,422	56,007	71,467
Current portion of net investment in direct financing leases	11,812	16,242
Current portion of net investment in sales-type leases	9,774	7,341
Inventories, net	46,406	62,411
Deferred income taxes	—	16,090
Income tax receivable	9,118	—
Prepaid taxes	425	762
Prepaid expenses and other current assets	14,857	18,937
Long lived assets - held for sale	660	—
Assets of discontinued operations - held for sale	8,834	—

Total current assets	187,739	213,019
Property, plant and equipment, net	30,214	37,964
Long-term marketable securities, at market	152	155
Net investment in direct financing leases	15,392	24,761
Net investment in sales-type leases	11,213	8,004
Deferred income taxes	—	10,003
Goodwill, net of amortization of $3,473	—	21,766
Intangible assets, net	4,633	13,537
Other long-term assets	10,660	8,485

Total assets	$260,003	$337,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolving line of credit	$—	$6,891
Accounts payable	20,553	31,761
Accrued payroll and related expenses	6,419	6,107
Accrued sales and other taxes	7,187	5,605
Accrued liabilities	6,572	11,032
Deferred revenue	1,999	2,180
Income taxes payable	1,707	1,495
Current portion of long-term debt	13,331	20,716
Liabilities of discontinued operations - held for sale	649	—

Total current liabilities	58,417	85,787
Long-term debt	11,694	40,281
Other non-current liabilities	777	257

Total liabilities	70,888	126,325
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,014,350 and 39,795,554 shares outstanding at December 31, 2002 and 2001, respectively	27	19
Additional paid-in capital	214,008	175,628
Receivables from stockholders	(1,056)	(1,498)
Accumulated (deficit) earnings	(21,362)	39,722

	191,617	213,871
Treasury stock, 230,088 shares (at cost)	(2,502)	(2,502)

Total stockholders’ equity	189,115	211,369

Total liabilities and stockholders’ equity	$260,003	$337,694

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

(amounts in thousands, except per share data)	2002	2001	2000

Net revenue	$270,651	$265,338	$295,212
Costs and expenses:
Costs of revenue	169,214	170,181	182,841
Research and development	24,744	28,107	38,666
Selling, general and administrative	65,191	74,599	93,140
Restructuring charges	4,434	—	—

Total costs and expenses	263,583	272,887	314,647

Income (loss) from continuing operations	7,068	(7,549)	(19,435)
Interest income	253	540	1,848
Interest expense	(4,207)	(9,585)	(5,434)
Other income (expense)	294	(1,519)	1,511
Foreign currency loss	(6,062)	(2,577)	(1,818)
Loss in equity affiliate	—	—	(9,855)

Loss before taxes, discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(2,654)	(20,690)	(33,183)
(Provision) benefit for income taxes	(20,403)	3,816	4,875

Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(23,057)	(16,874)	(28,308)
Loss from discontinued operations, net of related tax benefit of $1,161 and $1,773 for 2001 and 2000, respectively	(13,643)	(3,034)	(2,642)
Extraordinary item	(2,618)	—	—
Cumulative effect of change in accounting principle	(21,766)	—	—

Net loss	$(61,084)	$(19,908)	$(30,950)

Loss per share - basic and diluted:
Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.50)	$(0.46)	$(0.83)
Loss from discontinued operations	(0.29)	(0.08)	(0.08)
Extraordinary item	(0.06)	—	—
Cumulative effect of change in accounting principle	(0.47)	—	—

Loss per share	$(1.32)	$(0.54)	$(0.91)

Weighted average common shares - basic and diluted	46,142	36,644	34,184

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Receivables from	Accumulated (Deficit)	Treasury	Total Stockholders’
(amounts in thousands, except share data)	Shares	Balance	Capital	Stockholders	Earnings	Stock	Equity

Balance as of December 31, 1999	33,234,525	$13	$146,040	$(1,498)	$90,873	$(3,694)	$231,734
Issuance of common stock	432,871	—	4,000	—	—	—	4,000
Issuance of treasury stock	83,641	—	22	—	—	744	766
Exercise of options	548,962	1	2,596	—	—	—	2,597
Net loss	—	—	—	—	(30,950)	—	(30,950)

Balance as of December 31, 2000	34,299,999	14	152,658	(1,498)	59,923	(2,950)	208,147
Issuance of common stock	5,449,143	5	22,992	—	—	—	22,997
Issuance of treasury stock	46,412	—	(22)	—	(293)	448	133
Net loss	—	—	—	—	(19,908)	—	(19,908)

Balance as of December 31, 2001	39,795,554	19	175,628	(1,498)	39,722	(2,502)	211,369
Issuance of common stock	8,218,796	8	38,380	—	—	—	38,388
Decrease in stockholders’ receivable	—	—	—	442	—	—	442
Net loss	—	—	—	—	(61,084)	—	(61,084)

Balance as of December 31, 2002	48,014,350	$27	$214,008	$(1,056)	$(21,362)	$(2,502)	$189,115

The accompanying notes are an integral part of these consolidated financial statements.

Hypercom Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,

(amounts in thousands)	2002	2001	2000

Cash flows from continuing operations:
Net loss	$(47,441)	$(16,874)	$(28,308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount on notes payable	83	2,160	—
Amortization of beneficial notes payable conversion feature	—	667	—
Amortization of deferred financing costs	1,835	1,152	—
Depreciation/amortization	11,172	12,913	10,861
Bad debt expense	874	1,056	2,674
Deferred components of direct financing leases	(249)	(621)	(2,285)
Provision for losses on direct financing leases	8,377	18,075	11,681
Provision for losses on sales-type leases	691	607	—
Provision for excess and obsolete inventory	5,957	3,716	3,093
Equity loss in affiliates	—	—	9,855
Non-cash restructuring charges	3,572	—	—
Deferred income taxes	26,093	(4,123)	(7,385)
Cumulative effect of change in accounting principle	21,766	—	—
Extraordinary loss on early retirement of debt	2,618	—	—
Foreign currency loss	6,062	2,577	1,894
Other	402	50	103
Changes in operating assets and liabilities	(16,424)	(4,266)	(25,131)

Net cash provided by (used in) operating activities	25,388	17,089	(22,948)
Cash flows from investing activities:
Advances to and investment in equity affiliate and related parties	—	—	(2,005)
Payments received on notes receivable	349	997	1,269
Principal payments received on direct financing leases	12,985	12,587	10,019
Funding of direct financing leases	(8,591)	(18,061)	(42,310)
Increase in restricted cash	(410)	(2,726)	—
Acquisition of other assets	(2,917)	(912)	(2,710)
Proceeds from disposal of property, plant, and equipment	113	399	91
Purchase of property, plant and equipment	(6,049)	(3,130)	(13,020)
Purchase of marketable securities	—	—	(935)
Proceeds from maturity of marketable securities	—	2,775	34,782
Acquisition of controlling interest in subsidiaries, net of cash acquired	—	—	(24,134)

Net cash used in investing activities	(4,520)	(8,071)	(38,953)
Cash flows from financing activities:
Borrowings on revolving line of credit	173,560	83,657	109,490
Repayments on revolving line of credit	(180,450)	(125,724)	(60,533)
Repayment of bank notes payable and other debt instruments	(36,862)	(51,696)	(106,701)
Proceeds from bank notes payable and other debt instruments	—	69,715	106,872
Advances (to)/from discontinued operations	(4,722)	795	(2,907)
Payment of advances to stockholders	321	—	—
Proceeds from sale of lease receivables	—	7,977	—
Proceeds from issuance of common stock	37,555	7,803	3,363

Net cash (used in) provided by financing activities	(10,598)	(7,473)	49,584
Effect of exchange rate changes on cash	(504)	(604)	(687)

Net increase (decrease) in cash flows from continuing operations	9,766	941	(13,004)
Net decrease in cash flows from discontinued operations	(99)	(547)	(81)
Cash and cash equivalents, beginning of period	13,402	13,008	26,093

Cash and cash equivalents, end of period	$23,069	$13,402	$13,008

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

     The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company’s sales and support offices located in the United Kingdom, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through the Company’s subsidiaries in Miami, Brazil, Mexico, and Chile. Additionally third party manufacturing operations exist in Brazil. The Company’s primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/Pacific operations are also engaged in product development and product distribution through the Company’s subsidiaries or business units in Singapore, Hong Kong and Australia.

2. Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements are comprised of the accounts of Hypercom Corporation and all subsidiaries in which a controlling interest is held. All significant intercompany balances and transactions have been eliminated.

Reclassification

     Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation, including the results of operations and cash flows of the Company’s discontinued operations.

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

Foreign Currency

     The foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Their local currency financial statements are re-measured as follows: monetary assets and liabilities at year-end exchange rates, and inventories, property and non-monetary assets and liabilities at historical rates. During the years ended December 31, 2002, 2001 and 2000 the Company recorded net gains (losses) on re-measurement of approximately ($4,915,000), ($2,179,000), and ($2,736,000), respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately $(1,147,000), ($398,000), and $918,000, respectively. These amounts are included in the results of operations.

Cash and Cash Equivalents

     The Company considers all investment instruments with a remaining maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

     In connection with the securitization of direct finance leases (see Note 11), the Company’s Equipment Leasing segment, Golden Eagle Leasing, is required to establish restricted cash collection, collateral and reserve accounts. The Company initially funded the restricted cash accounts with $3.6 million from the proceeds of the securitization. The accounts are principally used for the collection of monthly equipment lease payments, remittance of funds to service the related debt, and to maintain certain credit enhancement and liquidity levels.

Accounts receivable

     Trade accounts receivable are recorded at the time we have met the criteria for revenue recognition of products, services and long-term contracts. Payment terms for product and service trade receivables generally range from 30 to 60 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due accounts.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We compute such allowance based upon a specific customer account review of our larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the accounts receivable.

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

Fair Value of Financial Instruments

     The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107). The carrying amounts of cash and cash equivalents and bank notes payable approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term marketable securities is determined based on quoted market prices. The fair value of direct financing and sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments. The Corporation does not acquire, hold, or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.

Derivative Financial Instruments

     The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise our of the Company’s core business activities.

     Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of our net investment in foreign operations. The primary objective of our hedging strategy is to protect our net investments in foreign subsidiaries that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. At December 31, 2002 the Company had two forward contracts in place to hedge its foreign currency denominated net monetary assets in Brazil and the United Kingdom. The U.S. dollar amount of the contracts was approximately $25.0 million and the total payable recorded under the contracts was approximately $310,000. The Company did not hedge its foreign currency exposure during 2001 due to liquidity and financing restrictions.

     The Company has one derivative financial instrument to manage interest rate risk in the form of an interest rate swap (See Note 11). The fair value of this instrument is not considered material to the Company’s financial position.

Inventories

     Inventories are stated at the lower of standard cost or market. Standard costs approximate first-in, first-out (“FIFO”) costs. Reserves for estimated excess and/or obsolete inventory are established on a part-level basis and netted against the related inventory item.

Investment in Equity Affiliate

     The Company uses the equity method of accounting for restricted share investments held in entities for which it holds greater than 20% equity interest yet does not have financial control as defined by Statement of Financial Accounting Standards No. 94, Consolidation of all Majority-Owned Subsidiaries. Under this method the Company will record its proportionate share of the operating results of the investee.

     At December 31, 1999, the first such investment was made by contribution of certain assets and intellectual property with a net book value of $776,000 and through an advance of funds totaling $5,000,000 to Cirilium Corporation. In addition, in the quarter ended June 2000, the Company contributed certain foreign assets with a net book value of $229,000 to Cirilium Corporation.

     The Company reported its initial 45% investment in Cirilium on the equity method and reported a loss of $9,855,000 for the year ended December 31, 2000. During the quarter ended September 30, 2000, as a result of continuing losses by Cirilium, the Company fully reserved operating advances made to Cirilium and also established a 100% reserve on all inventory dedicated to Cirilium production. The total of the charges related to these actions, which are included in the $9,855,000 loss, amounted to $4,100,000. The Company has no remaining basis in this investment.

Capitalized Software

     Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Accordingly certain development costs incurred between the establishment of technological feasibility and when the product is available for general release to customers have been capitalized. The amounts capitalized in the years ended December 31, 2002, 2001, and 2000, were approximately $0.4 million, $1.5 million, and $2.5 million, respectively. The Company amortizes capitalized software development costs in accordance with SFAS 86 once the product is available for general release to customers.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	30-40 years
Computer equipment and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Leasehold improvements	2-15 years

Goodwill

     In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     The company adopted the standard effective January 1, 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $21.8 million as of that date. See Note 10.

Impairment of Long-Lived Assets

     The Company periodically evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset. See Note 12 for further discussion.

Self-Insurance

     The Company self-insures, with certain stop loss insurance coverage, for employee dental care. Claims expense is recorded in the year of occurrence through the accrual of claim reserves based on estimates of ultimate claims costs. Claims incurred but not yet reported are estimated and reserved for based on historical claims data.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 14 regarding a full valuation reserve against deferred tax assets.

     The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Revenue Recognition

     The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably probable.

     The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. Revenue from service obligations is recognized over the lives of the contracts. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones.

     Direct finance lease income and the interest portion of sales-type leases is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the direct finance or sales-type lease.

     The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations, provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS 123, had been applied.

     The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations. The following table represents the effect on net losses and loss per share if the Company had applied the fair value method and recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except share data):

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(61,084)	$(19,908)	$(30,950)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects in 2001 and 2000	(4,992)	(3,625)	(5,590)

Pro forma net loss	$(66,076)	$(23,533)	$(36,540)

Net loss per share:
Basic and diluted, as reported	$(1.32)	$(0.54)	$(0.91)
Basic and diluted, pro forma	$(1.43)	$(0.64)	$(1.07)
Weighted average shared used in computation:
Basic and diluted	46,142	36,644	34,184

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: risk free interest rates of 3.8%, 4.5%, and 6.0%; an average expected time to exercise of five years; expected stock volatility of 87%, 83%, and 77%; and no dividends for the years ended December 31, 2002, 2001, and 2000, respectively.

     As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 16 for further discussion of the Company’s stock-based employee compensation.

Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

NUMERATOR:
Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(23,057)	$(16,874)	$(28,308)
Loss from discontinued operations	(13,643)	(3,034)	(2,642)
Extraordinary item	(2,618)	—	—
Cumulative effect of change in accounting principle	(21,766)	—	—

Net loss	$(61,084)	$(19,908)	$(30,950)

DENOMINATOR:
Denominator for basic loss per share - weighted average common shares outstanding	46,142	36,644	34,184
Effect of dilutive securities:
Common stock options and warrants	—	—	—

Denominator for diluted loss per share	46,142	36,644	34,184

LOSS PER SHARE:
Basic and diluted:
Loss before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$(0.50)	$(0.46)	$(0.83)
Loss from discontinued operations	(0.29)	(0.08)	(0.08)
Extraordinary item	(0.06)	—	—
Cumulative effect of change in accounting principle	(0.47)	—	—

Net loss per share	$(1.32)	$(0.54)	$(0.91)

     Weighted average shares issuable upon the exercise of stock options which are not included in the calculation of diluted (loss) per share because they were anti-dilutive amounted to 2,284,306, 1,701,235 and 1,711,817 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

New and Proposed Pronouncements

     Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 eliminated the pooling-of-interests method of accounting for business combinations and changed the criteria to recognize intangible assets apart from goodwill. Implementation of SFAS 141 did not have an effect on the Company’s financial statements. SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. The impact of adopting SFAS 142 resulted in a change for the cumulative effect of this accounting change and is discussed further in Note 10 of the Financial Statements. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The initial adoption of SFAS 144 as of January 1, 2002 did not have an effect on the Company’s financial statements, however during the third quarter of 2002 the Company has applied the principles set forth in SFAS 144 as discussed in Note 12 to the Financial Statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. SFAS 145 is effective January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, the $2.6 million extraordinary loss from early extinguishment of debt for the twelve months ended December 31, 2002 will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145 upon adoption in 2003.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 also nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF No. 94-3 relates to the requirement in SFAS 146 to recognize a liability for a cost associated with an exit or disposal when the liability is incurred versus at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. As discussed in Note 12 to the Financial Statements, the Company has applied the principles set forth in SFAS 146 relative to the exit and disposal plans consummated during the third quarter of 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements effective for the Company December 31, 2002. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion 25 and have adopted the disclosure requirements of SFAS 123 as amended.

3. Concentrations of Credit and Other Risks

Financial Instruments

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term marketable securities.

     The Company’s cash and cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company, in the normal course of business, maintains balances in excess of the Federal Deposit Insurance Corporation’s insurance limit. The balance in excess of the insurance limit at December 31, 2002 and 2001 was approximately $13.3 million and $6.9 million, respectively. The Company also maintains balances in foreign banks that are used for current operations of subsidiaries located abroad. Foreign deposits that are uninsured amounted to approximately $8.1 million and $8.2 million as of December 31, 2002 and 2001, respectively.

     The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among 5 to 10 customers. During 2002, within our POS/Network System’s segment, one customer amounted to 10.9% of net revenues, while the top five customers amounted to 29.7% of net revenue.

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

     The Company conducts manufacturing operations in China and relies on a third party manufacturer in Brazil. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.

     As of December 31, 2002, the Company maintained significant accounts receivable balances in the Europe and Latin America regions, which are subject to the economic risks inherent to those regions.

4. Marketable Securities

     As of December 31, 2002 and 2001, the difference between amortized cost and fair market value of the Company’s marketable securities and long-term marketable securities was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The Company’s municipal bonds and corporate notes have maturities that range from three months to two years. As of December 31, 2002 and 2001, long-term marketable securities consisted entirely of municipal bonds and government securities totaling $152,000 and $155,000, respectively.

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

     Interest expense associated with the debt incurred to fund direct financing leases and provisions for credit losses are recorded in costs of revenue in the accompanying statements of operations. Interest expense and provisions for credit losses included in the costs of revenue amounted to $2.4 and $8.4 million, $3.8 and $18.1 million, and $4.9 and $11.7 million respectively, for the years ended December 31, 2002, 2001, and 2000.

     During the year ended December 31, 2001, Golden Eagle Leasing recorded, in costs of revenue, an incremental charge to strengthen credit reserves for certain segments of its receivables in the amount of $7.2 million in addition to its normal loan loss provisions. This incremental charge represents management’s estimate of potential loan losses that exceed its historical rate of loan losses.

     The following factors contributed to Golden Eagle’s decision in the first quarter of 2001 to strengthen credit reserves:

•	We identified several new vendor programs that were established in 2000 and contributed significantly to funding volume in 2000, which were experiencing losses at higher levels than historic loss levels for other vendor programs. These programs involved independent sales organizations providing additional services to the merchants (lessees) as part of the lease program. If service levels were not as the merchants expected, the likelihood of their making required lease payments was reduced. Losses for these programs began to exceed historical levels for the quarter ended March 31, 2001;

•	Leases funded for electronic payments software, such as payment software loaded into a personal computer without the need for a terminal, were at higher funding levels in 2000 than in previous years. Performance on these leases worsened in the first quarter of 2001;

•	The overall credit mix of the portfolio was slightly skewed by a few percentage points toward higher risk credits, commonly described as C and D rated credits. C and D credit leases booked in the year 2000 appeared to be performing significantly worse than C and D credits in previous years as we analyzed activity through March 31, 2001; and

•	The overall softening of the economy at the start of 2001, coupled with the results of our analysis of collection status and default trends as of March 31, 2001, also contributed to the conclusion that the increase in reserves would be appropriate.

     Net investment in direct financing leases consist of the following (dollars in thousands):

	December 31,

	2002	2001

Lease contracts receivable	$33,242	$49,923
Allowance for credit losses	(4,861)	(5,306)
Estimated unguaranteed residual value	8,162	11,433
Initial direct costs	1,421	2,627
Unearned income	(10,760)	(17,674)

Net investment	$27,204	$41,003

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

     Minimum rentals on the direct financing leases are contractually due as follows (dollars in thousands):

Years Ending December 31,

2003	$17,159
2004	10,072
2005	4,749
2006	1,262

$33,242

6. Net Investment in Sales-Type Leases

     Certain sales of product are sold under a capital lease arrangement, recorded as a sales type lease in accordance with SFAS No. 13, Accounting for Leases, as amended. Lease contract receivable represents the total lease payments to be received reduced by lease payments already collected. Sales type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are made. We maintain an allowance for estimated uncollectible sales type lease receivables at an amount that we believe is sufficient to provide adequate protection against losses in our sales-type lease portfolio. Our allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sale-type lease customer base. If loss rates increase or credit conditions at our customers deteriorate, we may need to increase our allowance for uncollectible sales-type leases. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term.

     Any unguaranteed residual value accruing to us at the completion of the sales-type lease is recognized at the time the product is returned to us or payment is received to purchase the product. The residual value for products returned to us is recorded at fair value. Our estimate of fair value is based on an evaluation of market information, including specific evidence of like-kind sales where possible.

     Net investment in sales-type leases consist of the following (dollars in thousands):

	December 31,

	2002	2001

Lease contracts receivable	$31,865	$23,346
Allowance for credit losses	(1,418)	(607)
Unearned income	(9,460)	(7,394)

Net investment	$20,987	$15,345

     Minimum rentals on the sales-type leases are contractually due as follows (dollars in thousands):

Years Ending December 31,

2003	$16,137
2004	8,693
2005	5,383
2006	1,652

$31,865

7. Fair Value of Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, marketable securities, net investment in direct financing leases and long-term debt. As of December 31, 2002 and 2001 the fair value (see Note 2) of these financial instruments approximated their respective carrying values.

8. Inventories

     Inventories consist of the following (dollars in thousands):

	December 31,

	2002	2001

Purchased parts	$15,715	$21,502
Work in process	4,986	8,560
Finished goods	25,704	32,349

	$46,406	$62,411

9. Property, Plant and Equipment

     Property, plant and equipment consist of the following (dollars in thousands):

	December 31,

	2002	2001

Land and improvements	$4,691	$4,701
Building	14,665	16,729
Computer equipment and software	19,130	18,175
Machinery and equipment	19,471	22,604
Furniture and fixtures	5,531	5,919
Leasehold improvements	3,066	2,985

	66,554	71,113
Less accumulated depreciation	(36,340)	(33,149)

	$30,214	$37,964

     Depreciation expense from continuing operations was $8.0 million and $9.2 million for the years ended December 31, 2002 and 2001, respectively.

10. Goodwill and Intangible Assets

     The carrying amount of goodwill upon the adoption of SFAS 142 was $21.8 million at January 1, 2002, of which $20.3 million was attributed to Golden Eagle, which comprises all of the equipment leasing segment, with the remaining amount of $1.5 million attributed to the POS/Network Systems segment. Under the transitional provisions of SFAS 142, the Company evaluated its reporting units for impairment of goodwill as of January 1, 2002, completing the evaluations by June 30, 2002. The impairment test relative to Golden Eagle’s goodwill was performed by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies.

     The results of the impairment tests resulted in a full write-off of the carrying value of goodwill of $21.8 million. In accordance with the transition provisions of SFAS 142, the write-off is reported as a cumulative effect of a change in accounting principle impacting the first quarter of 2002. The following table reflects the impact of the cumulative effect of a change in accounting principle on the reported results for the Company’s first quarter ended March 31, 2002:

Quarter Ended March 31, 2002
Net income before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$927
Loss from discontinued operations	(1,736)
Extraordinary item, net	(1,833)

Net loss, as reported	(2,642)
Cumulative effect of change in accounting principle	(21,766)

Net loss, as adjusted	$(24,408)

Basic loss per share:
Net income before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$0.02
Loss from discontinued operations	(0.04)
Extraordinary item, net	(0.04)

Net loss per share, as reported	(0.06)
Cumulative effect of change in accounting principle	(0.54)

Net loss per share, as adjusted	$(0.60)

Diluted loss per share:
Net income before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$0.02
Loss from discontinued operations	(0.04)
Extraordinary item, net	(0.04)

Net loss per share, as reported	(0.06)
Cumulative effect of change in accounting principle	(0.49)

Net loss per share, as adjusted	$(0.55)

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

     The following table reflects the reconciliation of reported net loss and loss per share to adjust for the exclusion of goodwill amortization in prior year periods (in thousands except per share data).

	Year Ended December 31,

	2002	2001	2000

Net loss
Reported loss before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$(23,057)	$(16,874)	$(28,308)
Add back: Goodwill amortization, net of tax	—	1,354	1,277

Adjusted loss before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(23,057)	(15,520)	(27,031)
Loss from discontinued operations	(13,643)	(3,034)	(2,643)
Extraordinary item	(2,618)	—	—
Cumulative effect of change in accounting principle	(21,766)	—	—

Adjusted net loss	$(61,084)	$(18,554)	$(29,672)

Per share of common stock
Basic and diluted:
Reported loss before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$(0.50)	$(0.46)	(0.83)
Add back: Goodwill amortization, net of tax	—	0.03	0.04
Loss from discontinued operations	(0.29)	(0.08)	(0.08)
Extraordinary item	(0.06)	—	—
Cumulative effect of change in accounting principle	(0.47)	—	—

Adjusted loss per share	$(1.32)	$(0.51)	$(0.87)

     Intangible assets consist of the following (amounts in thousands):

	December 31,

	2002	2001

Capitalized software	$6,904	$6,911
Unpatented technology	2,943	13,319
Other	2,352	3,000

	12,199	23,230
Less accumulated amortization	(7,566)	(9,693)

	$4,633	$13,537

     Other intangible assets represents acquired customer lists, marketing rights, and covenants not to compete. Intangible assets are amortized in a straight-line basis over periods ranging from 3 to 7.5 years. Amortization expense from continuing operations was $3.2 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively. The estimated amortization expense for the next five years is as follows (dollars in thousands):

Years Ending December 31,

2003	$2,400
2004	1,200
2005	400
2006	400
2007	200
Thereafter	33

$4,633

11. Long-term Debt

     Long-term debt consist of the following (dollars in thousands):

	December 31,

	2002	2001

Floating Rate Option note payable to Bank One, Arizona; payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$9,305	$9,585
Loan and Security agreement ($45 million senior secured
credit facility consisting of revolving line of credit and
two separate term loans for $5 million and $15 million,
respectively collateralized by substantially all of the
assets of the borrower’s to the agreement):

Revolving line of credit bears interest at the greater of 8% per annum or the prime rate plus 2%, if amounts are outstanding under the term loans, or the prime rate plus 1% if there are no amounts outstanding under the term loans, and includes a $6 million letter of credit sub-facility, matures July 31, 2004	—	6,891
Term Loan A paid in 2002	—	4,008
Term Loan B paid in 2002	—	14,291
Contract-backed term notes to Rothschild, (“the Notes”), payable on a monthly basis including interest at 8.58% based on a twenty-nine month amortization schedule, notes mature November 2006	11,774	24,839
Note payable to third party, collateralized by building in Brazil, payable in 51 installments including interest at 11.5% plus a variable inflation rate factor, matures February 2005	673	1,440
Note payable to Dao Heng Bank, collateralized by building, payable in 84 equal monthly installments including interest at the bank’s prime rate minus 1% per annum, matures December 2007	1,212	1,434
Note payable to director and stockholder paid in 2002 (see Note 15)	—	3,100
Lease payable to Banc One Leasing, collateralized by equipment, payable in 48 equal monthly installments including interest at 8.62%, matures June 2004	678	1,084

Long-term Debt (continued)	December 31,

	2002	2001

Loan and Security agreement with Webster Bank, interest at Company’s option of prime rate plus 1.75% or 30 day LIBOR plus 470 basis points, due February 2004	750	750
Other capital leases	633	341
Other debt	—	125

	25,025	67,888
Current portion of long-term debt and revolving line of credit	(13,331)	(27,607)

Long-term debt	$11,694	$40,281

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

     On May 24, 2001, Golden Eagle securitized approximately $45.6 million of its equipment leases. The securitization was accounted for as a financing transaction in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. In connection with the securitization, Golden Eagle, through a special purpose subsidiary, Golden Eagle Funding Corp. issued $32 million of contract-backed term notes (the Notes). The Notes are collateralized by equipment leases acquired from Golden Eagle, security interest in the leased equipment, cash collateral and reserve accounts, as well as other contractual rights and residual proceeds. The Notes bear interest at an annual rate of 8.58%. Principal and interest is payable monthly based on a twenty-nine month amortization schedule. The principal balance outstanding on the Notes at December 31, 2002 amounted to $11.8 million. The net carrying amount of the securitized equipment leases, included in the net investment in direct financing leases at December 31, 2002, amounted to $17.8 million.

     To secure the payment of the principal and interest on the Notes, and to maintain certain credit enhancement and liquidity levels, an indenture trustee maintains possession of the contracts, and receives all payments on the contracts and the receivables for the benefit of the noteholders. For this purpose, a segregated trust account was established at the corporate trust office of the indenture trustee in the name of the indenture trustee for the benefit of the noteholders. At December 31, 2002 there was $6.8 million in deposits, restricted for use in the cash collections, collateral and reserve accounts.

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

     The securitization agreements provide for additional credit enhancements, including excess collateralization and the funding of a reserve account. In addition, the covenants under these agreements, among other things, require Golden Eagle Leasing to maintain certain financial ratios and to maintain credit facilities in an aggregate amount of at least $30 million after April 30, 2002. Golden Eagle was in compliance with such covenants as of December 31, 2002.

     In June 2001, the Company entered into certain interim financing arrangements pending the completion of the refinancing of credit facilities. On June 4, 2001, the Company entered a Loan Agreement with a group of eight investors pursuant to which the Company borrowed an aggregate of $3.4 million. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans were convertible into shares of common stock at a conversion rate of $3.16 per share. On July 30, 2001, all of the notes plus accrued interest were converted into an aggregate of 1,088,342 shares of common stock. In connection with this borrowing, the Company issued to the lenders Series B Warrants to purchase up to 460,000 shares of common stock in the aggregate at an exercise price of $3.16 per share exercisable through June 4, 2003. In addition, on July 30, the Company entered into a Stock Purchase Agreement with several investors, including four of the Series B Warrant holders, under which they purchased an aggregate of 1,745,201 shares of common stock at a price of $4.2975 per share.

     The estimated fair value of the Series B stock warrants at the date issued was $1.44 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and loan discount. The loan discount was written off to interest expense during 2001 when the related loan agreements were converted to common stock. During 2002, 93,750 Series B Warrants were exercised. No warrants were exercised during 2001.

     On June 6, 2001, the Company borrowed $15 million from Michelle Investments LLC pursuant to a Loan and Security Agreement. The loan bore interest at 7.5% per annum and had a maturity date of June 6, 2002. In connection with the Michelle Investments loan, the Company granted to Michelle Investments a Series A Warrant to purchase up to 1.0 million shares of common stock, subject to certain adjustments, at an exercise price of $3.19 per share exercisable through June 6, 2003. On July 31, 2001, the Company and Michelle Investments entered into a Stock Purchase Agreement under which Michelle Investments purchased 2,475,248 shares of common stock at a price of $3.03 per share. Michelle Investments paid for the stock through a $7.5 million reduction of the outstanding balance under this loan. Concurrently with the issuance of these shares to Michelle Investments, the Company repaid the remaining balance of the loan out of funds available under a new credit facility.

     The estimated fair value of the Series A stock warrant at the date issued was $1.36 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $1.4 million was recorded as additional paid in capital and loan discount. The loan discount was written off to interest expense during 2001 when the related loan agreement was paid off. No warrants were exercised during 2002 or 2001.

     As a condition to obtaining forbearance from our principal lenders under our pre-existing loan agreements, and to secure the $3.4 million in loans above, George Wallner, our Chief Strategist and our principal stockholder, agreed to loan the Company $3.1 million and to subordinate these loans to our other indebtedness, including our new lending facility.

     In August 2001, the Company replaced our principal credit facility with a new $45 million senior secured credit facility comprised of a $25 million revolving credit facility and two separate term loans for $5 million and $15 million. The two separate term loans were paid off and the revolving credit facility paid down to zero in March 2002 in conjunction with the private placement of common stock completed on March 22, 2002 (see Note 20). The maximum borrowing capacity under this facility is based on inventory and receivables levels and other factors. The borrowers under the new credit facility are Hypercom Corporation and seven domestic subsidiaries, and the guarantors consist of Golden Eagle Leasing and two foreign subsidiaries. At December 31, 2001, the prime rate used to compute interest rates under the new credit facility was 4.75%.

     Under the covenant provisions of the new credit facility, the Company has agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to capital stock (including cash dividends), not make certain investments and not allow our subsidiaries to incur certain types and amounts of debt. In particular, subject to special exceptions, these covenants prohibit the Company from:

•	incurring any additional indebtedness;

•	incurring or permitting to exist any additional liens on assets;

•	engaging in a change of control transaction or other fundamental change, such as a merger, recapitalization or liquidation;

•	disposing of assets, including equipment and inventory, outside the ordinary course of business;

•	prepaying or modifying the terms of existing indebtedness, except in connection with a permitted financing;

•	redeeming, repurchasing or paying dividends or other distributions on capital stock;

•	engaging in certain transactions with affiliates;

•	failing to maintain specified levels of EBITDA and tangible net worth and ratios of senior debt and total debt to EBIDTA; and

•	issuing or selling any prohibited preferred stock.

     As of December 31, 2001 the Company had not met a covenant requiring the pledge of certain assets as collateral to the term loans of the senior credit facility. However, on March 13, 2002 the Company obtained a waiver of any event of default related to this pledge.

     As partial consideration for the senior secured credit facility, the Company issued to Ableco Holding LLC, an affiliate of one of the Company’s lenders, a Series C Warrant to purchase up to 375,000 shares of common stock at an exercise price of $4.00 per share (adjusted to $3.907 as discussed below). The Series C Warrant is exercisable over a period of five years. The Series C Warrant may be exercised, at the same exercise price, for an additional 350,000 shares at every six-month anniversary of the issue date of the term loans while there remain amounts outstanding under the term loans. During 2002, prior to the payoff of the term loans, an additional 350,000 Series C Warrant shares were issued. The estimated fair value of the Series C stock warrant to purchase 375,000 and 350,000 shares of the Company’s common stock, at the date issued and at the first six-month anniversary was $2.64 and $2.21 per share, respectively, using a Black-Scholes option pricing model. No warrants were exercised during 2002 or 2001. The total fair value of these stock warrants of $1.8 million was recorded as additional paid in capital and loan discount. The remaining loan discount of $1.6 million was written off in 2002 in connection with the pay-off of the term loans in March 2002 as discussed below.

     The Company also paid to Roth Capital Partners LLC, which assisted the Company in obtaining the new credit facility, a fee of $2.5 million and issued to it a Series D Warrant to purchase up to 312,477 shares of our common stock at an exercise price of $5.33 per share (adjusted to $5.207 per below). The Series D Warrant is exercisable over a period of five years. The estimated fair value of the Series D stock warrant at the date issued was $2.24 per share using a Black-Scholes option pricing model. No warrants were exercised during 2002 or 2001. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and debt issuance costs. Amortization of the debt issuance costs, including both the fair value of the Series D stock warrant and the cash fee paid, in the amount of $0.5 million was recorded as interest expense in 2001. This fee and the value of the Series C and D Warrants will be amortized as part of the loan costs.

     On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The shares were sold in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002. The net proceeds of the private offering amounted to $36.5 million and were used to repay the two term loans noted above with principal balances of $15.3 million and $3.3 million, respectively, $3.1 million in outstanding loans from a director and principal stockholder and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds were used for general corporate purposes.

     In connection with the early retirement of our term loans, we recorded an extraordinary loss on retirement of debt of $2.6 million. The extraordinary loss resulted from the write-off of unamortized debt issuance costs and the loan discount associated with the term loans.

     Further, in connection with the sale of shares used to extinguish debt, the Series C and D Warrants were adjusted for an anti-dilution clause, in the warrants. The exercise price of the Series C Warrants was changed to $3.907 and an additional 17,257 warrant shares were issued. The exercise price of the Series D Warrants was changed to $5.207 and an additional 7,381 warrant shares were issued. The financial impact of this adjustment was not material.

     At December 31, 2002, the Company has a $2.0 million letter of credit issued by a bank to cover a performance bond requirement from a contractual sale agreement in Brazil. Amounts drawn against this letter of credit bear interest at the bank’s prime rate. The letter of credit expires on November 30, 2003. There were no amounts outstanding on this letter of credit as of December 31, 2002.

     The aggregate principal payments due on long-term debt are as follows (dollars in thousands):

Years Ending December 31,

2003	$13,331
2004	2,060
2005	800
2006	8,579
2007	255

$25,025

12. Restructuring Charges and Discontinued Operations

     In September 2002, the Company committed to a plan to improve profits in its POS/Network Systems segment. The plan entailed downsizing certain operations and streamlining their product offerings, changing to a distributor sales model versus a direct sales model in certain international locations and disposing of unprofitable operations around the world. The profit improvement plan encompasses both restructuring activities to be accounted and reported under SFAS 146, as well as discontinued operations to be accounted and reported under SFAS 144.

     The downsizing activities principally focused on the Company’s manufacturing operations in Brazil. Such activities entailed moving to a contract manufacturer, reducing the number of personnel and holding for sale certain long-lived assets such as buildings and production equipment, which supported the manufacturing operations. Inventories were also written down to support a more streamlined product offering. These activities were substantially complete as of September 30, 2002, with final completion occurring during the fourth quarter of 2002. The Company anticipates selling the assets held for sale within one year.

     In addition, the Company identified certain sales offices around the world to close in favor of a more cost-effective distributor arrangement in those locations. Costs associated with closing these sales offices principally included employee severance, inventory write downs and costs associated with exiting office space and disposing of office fixed assets. These activities were substantially complete as of September 30, 2002, with final completion occurring during the fourth quarter of 2002.

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

Restructuring charges

     The restructuring charges encompassed write-downs of fixed assets and inventory, one-time termination benefits and other miscellaneous accruals incurred in connection with the Company’s profit improvement plan as discussed previously. The following table sets forth the expected costs to be incurred with the activity, the amount incurred during the period and the unpaid balances as of December 31, 2002:

	Expected and Actual
	Costs of the Activity
	Incurred During Year	Unpaid Balances at
	Ended December 31, 2002	December 31, 2002

Restructuring charges in Cost of Sales
Write down of inventories and related costs	$2,033	$100

Total restructuring charges in cost of sales	$2,033	$100

Restructuring charges
Write down of building to fair value	$2,184	$—
Write down of fixed assets to fair value	1,388	—
Write down of other assets to fair value	233	—
One-time termination benefits	482	134
Miscellaneous operating accruals	147	25

Total restructuring charges	$4,434	$159

     There were no restructuring charges incurred in 2001.

Discontinued Operations

     In conjunction with the Company’s decision to hold certain operations for sales as discontinued operations the Company recognized a loss on the initial write down of the assets to fair value as discussed above. The initial write off amounted to $8.0 million and is included as part of the results of the discontinued operations for the year ended December 31, 2002. Net revenue of the operating units classified as discontinued operations for the year ended December 31, 2002, 2001 and 2002 were $22.7, $26.4 and $32.3 million, respectively. Pretax losses of the operating units classified as discontinued operations, including initial write downs of assets to fair value, for the years ended December 31, 2002, 2001 and 2000 were $13.6, $4.2 and $4.4 million, respectively.

     During 2002 two operating units held for sale commencing in September, were sold as of December 31, 2002. The sales did not result in material gains or losses.

     The assets and liabilities of the remaining operating units classified as discontinued operations are separately reported in the balance sheet under the captions “Net assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale.” Both captions are classified as current due to the expected sale of these operations within one year of September 30, 2002. The assets and liabilities of discontinued operations held for sale consist of the following:

December 31, 2002

Accounts receivable	$3,097
Inventory	5,270
Other assets	467

Total assets	$8,834

Accounts payable	$342
Other liabilities	307

Total liabilities	$649

     In accordance with SFAS 144, the operating results of the discontinued operating units will be classified as discontinued operations as they are incurred.

13. Contract Accounting

     The Company is involved in one long-term contract with the Brazil Health Ministry requiring substantial performance of customized software and hardware. The Company recognizes revenues and an estimated gross profit upon the attainment of scheduled performance milestones. The Company follows this method since the contract contains well-defined performance milestones and the Company can make reasonably dependable estimates of the costs applicable to various stages of the contract.

     Revenues under this contract have been less than 10% of total revenues for each of the fiscal years 2000 through 2002. The estimated gross profit recorded upon the attainment of scheduled milestones is based upon the Company’s estimate of the total gross profit to be recognized over the life of the long-term contract. The Company’s gross profit estimates rely on our continuous estimates of total contract costs compared to contract revenue and any claims in excess of contract revenue where it is both probable the claims will result in additional contract revenue and the amount of the excess claim can be reliably estimated. Previously recognized gross profits and the valuation of deferred contract costs are subject to revisions as the contract progresses to completion and any claims for revenues in excess of the original contract are settled. Revisions in profit estimates and the valuation of deferred contract costs are reflected in income in the period in which the facts that give rise to the revision become known.

     As of December 31, 2002, the Company has identified and made a claim for approximately $6.5 million of revenue in excess of the agreed contract. The Company believes it is probable the claim will result in additional revenue and have reasonably estimated such amount in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. While the revenue related to these claims has not been recorded under the percentage-of-completion milestone approach, contract costs attributed to these revenue claims amounting to approximately $5.9 million have been deferred within other long-term assets and treated as normal costs of contract performance. If the revenue claim is denied or results in revenue less than the associated costs, the operating results would be significantly impacted.

14. Income Taxes

     Income (loss) before income taxes consists of the following (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Income (loss) before income taxes:
United States	$(55,956)	$(30,586)	$(29,039)
Foreign	15,275	5,701	(8,559)

	$(40,681)	$(24,885)	$(37,598)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

	December 31,

	2002	2001

Deferred tax assets, current:
Inventory valuation and reserves	$3,286	$8,386
Compensation accruals	3,238	6,756
Allowance for doubtful accounts	3,032	3,367
Other	—	—
Valuation allowance	(9,556)	(2,419)

Deferred tax assets, current	$0	$16,090

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards	$24,282	$10,759
Intangibles	9,743	1,069
Property, plant and equipment	(484)	(781)
Other	3,472	3,400
Valuation allowance	(37,013)	(4,444)

Net deferred tax assets, non-current	$0	$10,003

     The components of income tax expense (benefit) are as follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	(10,125)	$(2,302)	$8
State	15	15	9
Foreign	4,420	1,433	720

	(5,690)	(854)	737
Deferred:
Federal	21,999	(4,274)	(7,409)
State	3,143	(510)	(775)
Foreign	951	661	799

	26,093	(4,123)	(7,385)

	$20,403	$(4,977)	$(6,648)

     The Company’s effective income tax rate differs from the U.S. federal income tax rate as shown below:

	Year Ended December 31,

	2002	2001	2000

Tax expense (benefit) at the federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes (benefit), net of federal income tax effect	—	(2.0)	(2.0)
Foreign taxes attributable to foreign operations less than federal statutory rate	13.2	(0.3)	12.0
Tax credits	—	(2.0)	(5.3)
Translation loss	—	1.0	1.5
Change in valuation allowance	73.7	18.6	5.9
Capital loss from investment in equity affiliate	—	0.4	0.9
Other	(1.7)	(0.7)	4.3

Effective tax rate	50.2%	(20.0)%	(17.7)%

     During the third quarter of 2002 we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance of approximately $20.0 million. We further increased our valuation allowance in 2002 by $19.7 million for net increases in deferred tax assets that occurred principally by 2002 charges to expense that are not currently deductible or recoverable, a significant portion of which related to our $21.8 million change in accounting principle charge for goodwill write-off, a majority of which has tax basis. The increase in the valuation allowance was based on the weight of all available evidence, principally influenced by the continued U.S. derived losses in the third quarter of 2002 coupled with a continuing extension of the U.S. recession as well as cumulative U.S. derived losses in recent years. The U.S. derived losses in the third quarter of 2002 and cumulatively over recent years together with an uncertain economic outlook for the U.S., were deemed to be significant negative evidence. As a result, the Company determined it did not meet the “more likely than not” recoverability criteria in SFAS 109 “Accounting for Income Tax,” requiring positive evidence of sufficient quality and quantity to overcome the negative evidence in order to support a conclusion that a valuation allowance is not needed. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. There are no remaining balances of deferred tax assets reported on the balance sheet as of December 31, 2002.

     The 2002 current Federal tax benefit relates principally to loss carrybacks that are refundable against reported taxable U.S. income five years ago, under special tax law changes applicable to losses generated in 2002.

     As of December 31, 2002 and 2001, the Company had not provided deferred income tax benefits on cumulative losses of certain individual international subsidiaries of $30.1 million and $26.6 million, respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $6.0 million and $5.3 million, respectively. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in its various international jurisdictions. As a result of certain employment actions and capital investments undertaken by Hypercom, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2005.

     At December 31, 2002, the Company has U.S. Federal and State net operating loss carryforwards of approximately $69.0 million. These Federal and State net operating loss carryforwards will begin to expire beginning in 2020 and 2005, respectively, if not previously utilized.

15. Profit Sharing Plans

     The Company has a 401(k) profit sharing plan, which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the plan provides for the Company to make profit sharing contributions to the plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2002 and 2001 was approximately $146,000 and $165,000, respectively.

16. Stockholders’ Equity

Stock Options

     During fiscal 1997, the Company’s board of directors approved the Hypercom Corporation Long-Term Incentive Plan (the “1997 Plan”), which allocates 5,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board of Directors (generally over five years) and expire ten years after the date of grant.

     In July 2000, the Company’s Board of Directors approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (the “2000 Plan”), which allocates 5,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board of Directors, and expire after a period determined by the Board of Directors.

     A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31,
	2002		2001		2000

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	10,663,352	$6.32	7,057,043	$8.67	5,639,684	$7.14
Granted	1,046,000	5.64	5,653,600	3.75	2,830,850	11.62
Exercised	(154,475)	3.88	(80)	10.38	(548,962)	4.73
Forfeited	(772,404)	6.50	(2,047,211)	7.29	(864,529)	10.83

Ending balance outstanding	10,782,473	$6.28	10,663,352	$6.32	7,057,043	$8.67

Exercisable at end of year	6,502,702	$6.42	4,054,616	$6.83	2,682,934	$5.89

     The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price

$1.10 - 2.66	783,000	1.4	$1.93	777,500	$1.93
$3.00 - 3.50	3,202,413	8.13	3.49	1,618,214	3.49
$3.60 - 6.40	3,472,450	6.90	5.67	1,998,144	6.05
$6.81 - 15.00	3,324,610	7.08	10.64	2,108,844	10.68

	10,782,473			6,502,702

     Pro forma information regarding net income and net income per share as disclosed in Note 2, has been determined as if the Company had accounted for its stock option plans under the fair value based method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted in the years ended December 31, 2002, 2001 and 2000 was $5.64, $2.87, and $8.90, respectively.

Employee Stock Purchase Plan

     On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees of the Company to purchase shares of the Common Stock through periodic payroll deductions. The initial offering period commenced immediately following the IPO and extended through June 30, 1998, with subsequent offering periods beginning every six months thereafter (every three months effective November 16, 1999). At the end of each offering period, payroll deductions for the offering period are used to purchase shares of Common Stock for each participant’s account at a price equal to 90% (85% effective November 16, 1999) of the fair market value of the Common Stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of Common Stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the plan, for the years ended December 31, 2002, 2001, and 2000 the Company sold 90,571, 156,765, and 83,641 shares to employees at weighted average prices of $3.68, $2.84, and $9.16 per share, respectively.

Preferred Stock

     On September 8, 1997, the Company’s board of directors authorized 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2002 and 2001, there were no shares outstanding.

Directors’ Stock Plan

     On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation Directors’ Stock Plan (the “Director Plan”). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Director of an option to purchase 6,250 shares of Common Stock immediately following the Offering. In addition, each individual who first becomes a Director after the date of the initial grant of options will be granted an option to purchase 6,250 shares of Common Stock, and will receive an annual grant of options to purchase 6,250 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 93,750, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, and/or previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price.

17. Commitments and Contingencies

Lease Commitments

     The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.

     Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,

2003	$2,522
2004	1,430
2005	715
2006	253
2007	247
Thereafter	133

$5,300

     Rental expense amounted to $3.4 million, $4.5 million, and $4.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Litigation

     The Company is subject to legal demands, which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

18. Related Party Transactions

Receivables from and Payable to Stockholders

     During the year ended December 31, 2001, the Company entered into loan agreements as amended and restated, with George Wallner, the Company’s Chief Strategist and principal stockholder, in the aggregate amount of $3.1 million. The loans bore interest at 12% annually and were due January 31, 2003. The entire outstanding principal balance of $3.1 million was paid in full as of December 31, 2002.

     In fiscal 1997, the Company made a loan to George Wallner, the Company’s Chief Strategist, in the principal amount of $749,000 and to Paul Wallner, in the principal amount of $749,000. The loans are non-interest bearing and are due in full in March 2004. The outstanding balance on these notes is included as a separate component of Stockholders’ Equity. During the year ended December 31, 2002, the Company received cash repayments of $160,500 from George Wallner and $160,500 from Paul Wallner, for a total of $321,000.

19. Segment Information

     As of December 31, 2002, the Company had two segments: Point-of-Sale (POS)/Network Systems and Direct-Finance Leasing. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. Direct-finance leasing includes the activities of our direct finance lease subsidiary, Golden Eagle.

     The Company’s reportable segments are strategic business units that market distinctly different products and services to a respectively different group of customers. Their business models vary and each is separately managed given their unique marketing, operations and financing strategies. The POS/Network Systems segment information excludes the results of the operating units that have been discontinued as more fully described in Note 12. The following table presents certain segment financial information for the years ended December 31, 2002, 2001, 2000 (dollars in thousands):

	2002

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$244,965	$25,686	$—	$270,651
Total restructuring costs*	6,467	—	—	6,467
Income (loss) from continuing operations	22,333	2,777	(18,042)	7,068
Depreciation and amortization expense	8,145	644	2,383	11,172
Segment assets	179,590	42,337	38,076	260,003

*Amount includes $2,033 recognized in cost of sales. See Note 12.

	2001

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$236,773	$28,565	$—	$265,338
Income (loss) from continuing operations	17,203	(7,376)	(17,376)	(7,549)
Depreciation and amortization expense	8,278	2,590	2,045	12,913
Segment assets	212,078	74,804	50,812	337,694

	2000

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$269,855	$25,357	$—	$295,212
Income (loss) from continuing operations	9,719	(4,397)	(24,757)	(19,435)
Depreciation and amortization expense	7,133	1,799	1,929	10,861
Segment assets	234,659	87,103	47,475	369,237

     There were no intersegment revenues or intersegment operating profits for the years ended December 31, 2002, 2001, and 2000.

     Net revenues to external customers are based on the location of the customer. Geographic information as of and for each of the years ended December 31, 2002, 2001, and 2000 is presented in the table below (dollars in thousands):

	United States	Latin America	Asia/Pacific	Europe	Total

Year ending December 31, 2002
Revenues	$108,724	$65,318	$38,422	$58,187	$270,651
Long-lived assets	26,121	15,210	2,334	1,842	45,507
Year ending December 31, 2001
Revenues	$115,786	$69,855	$34,143	$45,554	$265,338
Long-lived assets	57,974	18,257	3,343	2,178	81,752
Year ending December 31, 2000
Revenues	$126,419	$73,403	$39,908	$55,482	$295,212
Long-lived assets	61,036	20,232	6,405	2,837	90,510

20. Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,

	2002	2001	2000

Changes in operating assests and liabilities:
Accounts receivable	$8,880	$6,000	$(23,747)
Net investment in sales-type leases	(6,453)	(2,947)	(4,416)
Inventories	5,732	(29)	(1,281)
Income tax receivable	(9,118)	—	—
Prepaid taxes	337	2,273	2,408
Prepaid expenses and other current assets	3,251	(5,908)	1,312
Other assets	(4,572)	(1,476)	(3,958)
Accounts payable	(13,726)	(960)	4,250
Accrued payroll and related expenses	696	(244)	277
Accrued sales and other tax	1,602	1,080	(995)
Accrued liabilities	(4,079)	(158)	2,327
Deferred revenue	101	(210)	(2,380)
Income taxes payable	298	(1,574)	909
Other liabilities	627	(113)	163

Net decrease in operating assets and liabilities	$(16,424)	$(4,266)	$(25,131)

Cash paid during the year for:
Interest	$(4,629)	$(8,614)	$(8,979)

Income taxes	$(3,048)	$(2,340)	$(368)

Noncash investing activities:
Acquisition of plant and equipment through capital leases	$523	$—	$1,630

Changes in accounts payable related to the purchase of property, plant and equipment	$(477)	$471	$(36)

Noncash financing activities:
Issuance of stock to pay off notes payable	$—	$(7,500)	$—

Issuance of common stock warrants at fair value	$(833)	$(3,722)	$—

Beneficial conversion feature	$—	$(667)	$—

Conversion of notes payable and accrued interest into common stock	$—	$(3,438)	$—

Acquisition of controlling interest in subsidiaries:
Assets acquired (net of seller financing)	$—	$—	$69,512
Liabilities assumed	—	—	(41,378)

Net assets acquired	—	—	28,134
Less issuance of common stock	—	—	(4,000)

Net cash paid for acquisition of controlling interest in subsidiaries	$—	$—	$24,134

21. Interim Financial Results (Unaudited)

     The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2002 and 2001. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts. Certain amounts do not sum due to rounding.)

	2002

	First(1)	Second	Third	Fourth
	Quarter(2)	Quarter(1)	Quarter	Quarter	Fiscal Year

Net revenue	$70,773	$67,848	$64,050	$67,980	$270,651
Gross profit	27,520	26,664	22,216	25,037	101,437
Income (loss) from continuing operations	4,413	4,529	(6,097)	4,223	7,068
Income (loss) before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	927	1,266	(27,601)	2,351	(23,057)
Loss from discontinued operations	(1,736)	(886)	(9,888)	(1,133)	(13,643)
Extraordinary item	(1,833)	—	(785)	—	(2,618)
Cumulative effect of change in accounting principle	(21,766)	—	—	—	(21,766)

Net income (loss)	$(24,408)	$380	$(38,274)	$1,218	$(61,084)

Earnings (loss) per share - basic:
Income (loss) before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$0.02	$0.03	$(0.57)	$0.05	$(0.50)
Loss from discontinued operations	(0.04)	(0.02)	(0.21)	(0.02)	(0.29)
Extraordinary item	(0.04)	—	(0.02)	—	(0.06)
Cumulative effect of change in accounting principle	(0.54)	—	—	—	(0.47)

Earnings (loss) per share	$(0.60)	$0.01	$(0.80)	$0.03	$(1.32)

Earnings (loss) per share - diluted:
Income (loss) before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	$0.02	$0.02	$(0.57)	$0.05	$(0.50)
Loss from discontinued operations	(0.04)	(0.01)	(0.21)	(0.02)	(0.29)
Extraordinary item	(0.04)	—	(0.02)	—	(0.06)
Cumulative effect of change in accounting principle	(0.49)	—	—	—	(0.47)

Earnings (loss) per share	$(0.55)	$0.01	$(0.80)	$0.03	$(1.32)

	2001

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)(3)	Fiscal Year

Net revenue	$64,040	$68,522	$64,714	$68,062	$265,338
Gross profit	17,161	24,621	25,955	27,420	95,157
Income (loss) from continuing operations	(10,962)	(1,684)	1,462	3,635	(7,549)
Income (loss) before discontinued operations	(12,555)	(5,359)	(1,397)	2,437	(16,874)
Loss from discontinued operations	(698)	(400)	(988)	(948)	(3,034)

Net income (loss)	$(13,253)	$(5,759)	$(2,385)	$1,489	$(19,908)

Earnings (loss) per share - basic and diluted:
Income (loss) before discontinued operations	$(0.37)	$(0.16)	$(0.04)	$0.06	$(0.46)
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)	(0.08)

Earnings (loss) per share	$(0.39)	$(0.17)	$(0.06)	$0.04	$(0.54)

(1)	During the third quarter of 2002, the Company identified certain unprofitable businesses and made the decision to hold these operating units for sale. For comparative purposes, all prior periods presented have been restated to reflect the results of operations of these unprofitable businesses in discontinued operations. See Note 12.
(2)	During 2002, the Company adopted SFAS 142, Goodwill and Intangible Assets. During the second quarter of 2002, the Company completed the evaluation of its reporting units for impairment of goodwill and recorded a $21.8 million write-off of goodwill primarily attributable to Golden Eagle Leasing. Under the transitional provisions of SFAS 142, this write-off has been reflected as a cumulative effect of change in accounting principle. The first quarter operating results have been restated to reflect this charge as required by SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. See Note 10.
(3)	During the fourth quarter of 2001 we reduced sales by $7.5 million to reflect a reserve for product returns. This reserve for product returns related to one particular customer whereby we decided to take back product for the purpose of providing additional product features and enhancements. These new features and enhancements were not included in the specifications at the date of the original sales, and we were not required to make the modifications under the terms of the original sale. We elected to make a customer concession and provide the enhancements and have recorded this as a product return. As a result of this sales return, gross profit was reduced by $2.0 million during the fourth quarter of 2001. As the product is modified and determined to meet the customer’s revised requirements, we will record sales when all requirements of SAB 101 are met.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Charged to
		Costs and
		Expenses in	Charged to
	Balance at	Continuing	Other
	Beginning of	Operations	Accounts	Deductions	Balance at
(amounts in thousands)	Period	(A)	(A)	(B)	End of Period

Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,589	$2,674	$58	$(666)	$3,655
Inventory reserves	5,024	3,093	77	(968)	7,226
Allowance for credit losses on direct finance leases	—	11,681	1,600	(11,157)	2,124
Year Ended December 31, 2001:
Allowance for doubtful accounts	3,655	1,056	117	(1,406)	3,422
Inventory reserves	7,226	3,716	328	(250)	11,020
Allowance for credit losses on direct finance leases	2,124	18,075	—	(14,893)	5,306
Allowance for credit losses on sales-type leases	—	607	—	—	607
Year Ended December 31, 2002:
Allowance for doubtful accounts	3,422	874	—	(1,014)	3,282
Inventory reserves	11,020	5,957	—	(7,554)	9,423
Allowance for credit losses on direct finance leases	5,306	8,377	—	(8,822)	4,861
Allowance for credit losses on sales-type leases	607	691	—	120	1,418

(A)	Certain amounts in the 2001 and 2000 periods relating to operations discontinued in 2002 have been reclassified to conform with the 2002 presentation.

(B)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))

3.2	—	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.1	—	Amended and Restated Certificate of Incorporation of Hypercom (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))

10.1	—	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc. (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))

10.2	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440))†

10.3	—	Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))†

10.4	—	Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181))†

10.5	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-97179))†

10.6	—	Employment Agreement between Albert A. Irato and Hypercom Corporation, dated October 23, 2002* †

10.7	—	Employment Agreement, dated May 17, 2002, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)†

10.8	—	Deferred Compensation Agreement, dated June 3, 2002, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.5 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)†

10.9	—	Loan and Security Agreement dated as of July 31, 2001 by and among Hypercom Corporation, Hypercom (Arizona), Inc., Hypercom U.S.A., Inc., Hypercom Manufacturing Resources, Inc., Hypercom Horizon, Inc., Epicnetz, Inc., Hypercom Latino America, Inc., Hypercom Europe Limited, Inc., Foothill Capital Corporation and Ableco Finance LLC (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed August 9, 2001)

10.10	—	Amendment No. One, dated October 3, 2001, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of it subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.11	—	Amendment No. Two, dated November 13, 2001, to Loan and Security Agreement dated July 31, 2001, by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.12	—	Amendment No. Three dated February 13, 2002, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed February 19, 2002)

10.13	—	Waiver and Consent dated March 13, 2002, by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed March 26, 2002)

10.14	—	Waiver and Consent dated March 25, 2002, by and among Hypercom Corporation, certain of its

Exhibit Number		Description of Exhibit and Method of Filing

subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.27 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.15	—	Waiver and Consent dated June 20, 2002, by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.16	—	Amendment No. Four dated June 24, 2002, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.17	—	Amendment No. Five dated December 23, 2002, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation*

10.18	—	Amendment No. Six dated March 5, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation*

10.19	—	Amendment No. Seven dated March 28, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation*

10.20	—	Loan and Security Agreement dated August 24, 2001, by and between Golden Eagle Leasing, Inc. and Webster Bank (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed September 11, 2001)

10.21	—	First amendment, dated September 19, 2001 to Loan and Security Agreement, dated August 24, 2001, between Golden Eagle Leasing, Inc. and Webster Bank*

10.22	—	Second amendment, dated March 28, 2002, to Loan and Security Agreement, dated August 24, 2001, between Golden Eagle Leasing, Inc. and Webster Bank (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.23	—	Third amendment, dated August 28, 2002, to Loan and Security Agreement, dated August 24, 2002, between Golden Eagle Leasing, Inc. and Webster Bank*

10.24	—	Loan and Security Agreement dated August 28, 2001, by and between Golden Eagle Leasing, Inc. and Congress Financial Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed September 11, 2001)

10.25	—	Amendment No. 1, dated March 31, 2002, to Loan and Security Agreement and Consents, dated August 28, 2001, among Congress Financial Corporation, Golden Eagle Leasing Inc., and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.26	—	Amendment No. 2, dated June 30, 2002, to Loan and Security Agreement, dated August 28, 2001, among Congress Financial Corporation, Golden Eagle Leasing, Inc., and Hypercom Corporation (incorporated by reference to Exhibit 10.2 to Hypercom’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.28	—	Loan Agreement, dated October 12, 1996 by and between Hypercom Pty. Ltd. and Paul Wallner (incorporated by reference to Exhibit 10.10 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))†

10.29	—	Consulting Agreement between Hypercom Corporation and George Wallner, dated March 18, 2003 *†

21.1	—	List of Subsidiaries*

23.1	—	Consent of Ernst & Young LLP, independent accountants*

24.1	—	Powers of Attorney*

99.1	—	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors*

99.2	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.3	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

† Management or compensatory plan or agreement.