Form 10-K/A
period 2002-12-31
HYPERCOM CORP
filed 2003-04-07
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     This amendment to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003, is being filed to correct an inadvertent typographical error in Exhibit 23.1 (Consent of Ernst & Young LLP). No other changes have been made to the Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hypercom Corporation

By	/s/ CHRISTOPHER S. ALEXANDER

Christopher S. Alexander Chairman of the Board, Chief Executive Officer and President

Date: April 7, 2003

CERTIFICATION

I, Christopher S. Alexander, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Hypercom Corporation;

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

Date: April 7, 2003	By: /s/ Christopher S. Alexander

Christopher S. Alexander Chief Executive Officer

CERTIFICATION

I, John W. Smolak, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Hypercom Corporation;

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

Date: April 7, 2003	By: /s/ John W. Smolak

John W. Smolak Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP, Independent Auditors