Form 10-Q
period 2003-03-31
HYPERCOM CORP
filed 2003-05-15
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to         .

Commission file number: 1-13521

HYPERCOM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number )

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

Yes [X]  No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [   ]

Number of shares of the registrant’s common stock, $.001 par value per share,outstanding as of May 13, 2003, was 48,258,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003
	(unaudited)	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$37,329	$23,069
Restricted cash	5,548	6,777
Accounts receivable, net of allowance for doubtful accounts of $3,638 and $3,282	53,812	56,007
Current portion of net investment in direct financing leases	10,375	11,812
Current portion of net investment in sales-type leases	10,027	9,774
Inventories, net	39,353	46,406
Income tax receivable	857	9,118
Prepaid taxes	416	425
Prepaid expenses and other current assets	16,762	14,857
Long lived assets - held for sale	653	660
Assets of discontinued operations - held for sale	8,390	8,834

Total current assets	183,522	187,739
Property, plant and equipment, net	31,867	30,214
Long-term marketable securities, at market	152	152
Net investment in direct financing leases	13,264	15,392
Net investment in sales-type leases	11,307	11,213
Intangible assets, net	4,282	4,633
Other long-term assets	9,269	10,660

Total assets	$253,663	$260,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,106	$20,553
Accrued payroll and related expenses	5,711	6,419
Accrued sales and other taxes	7,002	7,187
Accrued liabilities	7,161	6,572
Deferred revenue	2,158	1,999
Income taxes payable	1,339	1,707
Current portion of long-term debt	10,634	13,331
Liabilities of discontinued operations - held for sale	1,131	649

Total current liabilities	54,242	58,417
Long-term debt	10,570	11,694
Other non-current liabilities	1,672	777

Total liabilities	66,484	70,888
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,050,108 and 48,014,350 shares outstanding at March 31, 2003 and December 31, 2002, respectively	27	27
Additional paid-in capital	214,100	214,008
Receivables from stockholders	(1,056)	(1,056)
Accumulated deficit	(23,390)	(21,362)

	189,681	191,617
Treasury stock, 230,088 shares (at cost)	(2,502)	(2,502)

Total stockholders’ equity	187,179	189,115

Total liabilities and stockholders’ equity	$253,663	$260,003

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share data)

	Three Months Ended March 31,

	2003	2002

Net revenue	$55,701	$70,773
Costs and expenses:
Costs of revenue	32,321	43,253
Research and development	5,813	6,129
Selling, general and administrative	16,827	16,978

Total costs and expenses	54,961	66,360

Income from continuing operations	740	4,413
Interest income	78	16
Interest expense	(601)	(1,978)
Loss on early extinguishment of debt	—	(2,618)
Other income (expense)	(157)	219
Foreign currency loss	(463)	(1,592)

Loss before taxes, discontinued operations, and cumulative effect of change in accounting principle	(403)	(1,540)
(Provision) benefit for income taxes	(690)	634

Loss before discontinued operations and cumulative effect of change in accounting principle	(1,093)	(906)
Loss from discontinued operations, net of related tax benefit of $354 in 2002	(937)	(1,736)
Cumulative effect of change in accounting principle	—	(21,766)

Net loss	$(2,030)	$(24,408)

Loss per share - basic and diluted:
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(0.02)
Loss from discontinued operations	(0.02)	(0.04)
Cumulative effect of change in accounting principle	—	(0.54)

Loss per share	$(0.04)	$(0.60)

Weighted average common shares - basic and diluted	48,043	40,639

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from continuing operations:
Net loss from continuing operations	$(1,093)	$(22,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation/amortization	2,634	2,859
Amortization of deferred financing costs	366	697
Amortization of discount on note payable	—	83
Bad debt expense	1,120	1,087
Deferred components of direct financing leases	(66)	(142)
Provision for losses on direct financing leases	1,639	2,559
Provision for losses on sales-type leases	161	—
Provision for excess and obsolete inventory	706	988
Foreign currency loss	463	1,592
Loss on early extinguishment of debt	—	2,618
Cumulative effect of change in accounting principle	—	21,766
Other	—	61
Changes in operating assets and liabilities	11,582	(9,822)

Net cash provided by operating activities	17,512	1,674
Cash flows from investing activities:
Principal payments received on direct financing leases	3,117	3,204
Funding of direct financing leases	(1,722)	(2,080)
(Increase) decrease in restricted cash	1,229	(462)
Acquisition of other assets	(465)	(437)
Purchase of property, plant & equipment	(2,009)	(1,468)
Payments received on notes receivable	—	348

Net cash provided by (used in) investing activities	150	(895)
Cash flows from financing activities:
Borrowings on revolving line of credit	59,627	37,235
Repayments on revolving line of credit	(59,627)	(44,125)
Repayment of bank notes payable and other debt instruments	(3,815)	(25,844)
Advances (to)/from discontinued operations	268	(2,092)
Proceeds from issuance of common stock	92	36,870

Net cash (used in) provided by financing activities	(3,455)	2,044
Effect of exchange rate changes on cash	69	(380)

Net increase in cash flows from continuing operations	14,276	2,443
Net decrease in cash flows from discontinued operations	(16)	(93)
Cash and cash equivalents, beginning of period	23,069	13,402

Cash and cash equivalents, end of period	$37,329	$15,752

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the periods have been included and are considered of a normal recurring nature except for the impact on the Company’s 2002 results of operations and balance sheets of the loss on early extinguishment of debt (Note 8) and the cumulative effect of change in accounting principle (Note 7). Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Certain prior year amounts have been reclassified to conform to the current period presentation, including the results of operations and cash flows of the Company’s discontinued operations.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003 the Company adopted SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In accordance with the provisions of SFAS 145, the Company reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the three months ended March 31, 2002 to pre-tax loss (see Note 8).

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – STOCK-BASED COMPENSATION

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

The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations. The following table represents the effect on net losses and loss per share if the Company had applied the fair value method and recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except share data):

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(2,030)	$(24,408)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax in 2002 (no tax benefit in 2003)	(1,428)	(1,575)

Pro forma net loss	$(3,458)	$(25,983)

Net loss per share:
Basic and diluted, as reported	$(0.04)	$(0.60)
Basic and diluted, pro forma	$(0.07)	$(0.64)
Weighted average shared used in computation:
Basic and diluted	48,043	40,639

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion of the Company’s stock-based employee compensation.

NOTE 4 – INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31, 2003	December 31, 2002

Purchased parts	$12,252	$15,715
Work in progress	4,583	4,986
Finished goods	22,518	25,705

	$39,353	$46,406

NOTE 5 – SEGMENT INFORMATION

As of March 31, 2003, the Company had two segments: Point-of-Sale (POS)/Network Systems and Direct-Finance Leasing. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments as well as supporting non-payment applications and new markets, including government, education and healthcare. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. Direct-finance leasing includes the activities of our direct finance lease subsidiary, Golden Eagle.

The Company’s reportable segments are strategic business units that market distinctly different products and services to a respectively different group of customers. Their business models vary and each is separately managed given their unique marketing, operations and financing strategies. The POS/Network Systems segment information excludes the results of the operating units that have been discontinued as more fully described in Note 6. The following table presents certain segment financial information (dollars in thousands):

As of and for the three months ended March 31, 2003:

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$49,796	$5,905	$—	$55,701
Income (loss) from continuing operations	4,148	1,688	(5,096)	740
Segment assets	170,692	40,819	42,152	253,663

As of and for the three months ended March 31, 2002:

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$63,898	$6,875	$—	$70,773
Income (loss) from continuing operations	8,670	164	(4,421)	4,413
Segment assets	212,220	51,800	53,275	317,295

NOTE 6 – RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

In September 2002, the Company committed to a plan to improve profits in its POS/Network Systems segment. The plan entailed downsizing certain operations and streamlining their product offerings, changing to a distributor sales model versus a direct sales model in certain international locations and disposing of unprofitable operations around the world. The profit improvement plan encompasses both restructuring activities to be accounted and reported under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as well as discontinued operations to be accounted and reported under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Restructuring Charges

The downsizing activities principally focused on the Company’s POS/Network Systems segment, including our manufacturing operations in Brazil. Such activities entailed moving to a contract manufacturer, reducing the number of personnel and holding for sale certain long-lived assets such as buildings and production equipment. Inventories were also written down to support a more streamlined product offering. In addition, the Company identified certain sales offices around the world to close in favor of a more cost-effective distributor arrangement in those locations. Costs associated with closing these sales offices principally included employee severance, inventory write-downs and costs associated with exiting office space and disposing of office fixed assets. The Company is actively marketing the assets held for sale. All other restructuring activities were completed during the fourth quarter of 2002. Remaining unpaid balances relating to restructuring charges were immaterial at December 31, 2002.

Discontinued Operations

In connection with the profit improvement plan, the Company identified and decided to hold for sale certain under-performing operating units whose activities were not closely aligned with the Company’s core business. The results of operations for these operating units held for sale have been classified as discontinued operations and all periods prior to September 2002 have been restated to present these operating units as discontinued operations. At the time the Company determined to hold these operations for sale, the carrying amounts of their assets were written down to fair value less an estimate of costs to sell. Assets written down consisted principally of accounts receivable, inventories, intangible assets and fixed assets. The operations held for sale are being actively marketed to certain potential buyers. The sales transactions are expected to be completed by September 30, 2003 and include the sales of the operating units’ shares of stock or sales of assets plus the transfer of liabilities.

Net revenues and pretax losses of the operating units classified as discontinued operations for the three months ended March 31, 2003 and 2002 were $2.4 and $0.9 million, and $6.3 and $2.1 million, respectively.

The assets and liabilities of the operating units classified as discontinued operations are separately reported in the balance sheet under the captions “Net assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale.” Both captions are classified as current due to the expected sale of these operations by September 30, 2003. The assets and liabilities of discontinued operations held for sale consist of the following (dollars in thousands):

	March 31, 2003	December 31, 2002

Accounts receivable	$1,828	$3,097
Inventory	5,746	5,270
Other assets	816	467

Total assets	$8,390	$8,834

Accounts payable	$771	$342
Other liabilities	360	307

Total liabilities	$1,131	$649

In accordance with SFAS 144, the operating results of the discontinued operating units will be classified as discontinued operations as they are incurred.

NOTE 7 – GOODWILL

During 2002 the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS 142 on January 1, 2002, the carrying amount of goodwill was $21.8 million, of which $20.3 million was attributed to Golden Eagle, which comprises all of the Direct-Finance Leasing segment, with the remaining amount of $1.5 million attributed to the POS/Network Systems segment. Under the transitional provisions of SFAS 142, the Company evaluated its reporting units for impairment of goodwill as of January 1, 2002, completing the evaluations by June 30, 2002. The impairment test relative to Golden Eagle’s goodwill was performed by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies.

The results of the impairment tests resulted in a full write-off of the carrying value of goodwill of $21.8 million. In accordance with the transition provisions of SFAS 142, the write-off was reported as a cumulative effect of a change in accounting principle impacting the first quarter of 2002.

The Company provided a full valuation reserve against the deferred tax benefit attributed to the write-off of the goodwill that had tax basis, and accordingly did not report the cumulative effect of a change in accounting principle net of tax. Due to the goodwill balances that had tax basis with amortizable lives extending up to 13 years, the Company was uncertain as to whether the tax benefits would be realized over such an extended time period. Although the Company did not provide a tax benefit attributed to the write off of goodwill, the tax benefit would be available to the Company in the future to the extent sufficient taxable income is recognized in the United States.

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

The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans under the Company’s credit facility with principal balances of $15.3 million and $3.3 million, to repay $3.1 million in outstanding loans from a director and principal stockholder, and to reduce the outstanding borrowings under the Company’s revolving credit facility. The remaining proceeds were used for general corporate purposes.

In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the three months ended March 31, 2002. In accordance with SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the three months ended March 31, 2002 to pre-tax loss.

During March 2003, the Company amended its revolving credit facility to reduce the available credit limit from $25 million to $15 million. This reduction better matches the Company’s current liquidity needs and provides further cost savings.

NOTE 9 – INCOME TAXES

Income tax (expense) benefit before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was ($0.7) million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. The income tax provision for the first quarter of 2003 is primarily comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2002 Annual Report on Form 10K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of net operating loss carryforwards for U.S. operating losses generated during the first quarter of 2003. Accordingly, the effective tax rate for 2003 is not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

The effective income tax benefit rate for the first quarter of 2002 was 40%, which differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that differed from the U.S. statutory rate.

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

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations exclude the operations of the operating units being reported as discontinued operations (see Note 6 to the financial statements). Prior year results of continuing operations have been restated to reflect the discontinued operations on a consistent basis with 2003.

NET REVENUE

Net revenue for the three months ended March 31, 2003, decreased $15.1 million or 21% to $55.7 million from $70.8 million in the three months ended March 31, 2002. This decrease was principally due to the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the three months ended March 31, 2002, versus $0.8 million in revenue recognized under the same contract in the three months ended March 31, 2003. Performance milestones under this contract were substantially less than the milestone achieved in the first quarter of 2002, as we have now entered the maintenance phase of this contract. The additional decrease in net revenue reflects a soft global economy, uncertainty relating to the conflict in Iraq and the maturing of our direct finance lease portfolio.

Net revenues from services activities, principally derived from POS support services, comprised less than 10% of total net revenue in both the three months ended March 31, 2003 and 2002. Our only revenues from long-term contracts in these periods were derived from our contract with the Brazilian Health Ministry as discussed previously.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing and sales-type leases. For the three months ended March 31, 2003, costs of revenue decreased $11 million or 25% to $32.3 million from $43.3 million for the three months ended March 31, 2002. This decrease is a result of the decline in revenues year over year offset in part by an increase in gross margin as a percentage of revenue.

Gross margin for the three months ended March 31, 2003 was 42.0% compared to 38.9% in the same period in the prior year. The increase in the gross margin percentage is principally attributed to our direct finance leasing segment (Golden Eagle Leasing) whose margin was 29.7% in the first quarter of 2002 compared to a gross margin of 58.6% in the first quarter of 2003. The improvement in Golden Eagle’s gross margin is a result of decreases in direct finance lease defaults and incremental income from lease renewals as the lease portfolio matures.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended March 31, 2003 decreased $0.3 million or 5% to $5.8 million from $6.1 million for the three months ended March 31, 2002. This decrease is directly attributable to our continued cost cutting efforts of reducing personnel and curtailing spending for research and development materials to better meet the core needs of the Company. Present development activities are primarily focusing on the continued reduction in the component costs of existing products and production enhancements that support current market requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $16.8 million for the three months ended March 31, 2003, compared to $17.0 million for the three months in the prior year. This $0.2 million or 1% decrease reflects our continued focus on worldwide cost containment measures as well as general stabilization of resource requirements.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the quarter ended March 31, 2003 decreased $3.7 million to income of $0.7 million compared to income of $4.4 million for the same quarter in the prior year, as higher current year gross margins and lower operating expenses were insufficient to fully offset the decline in revenues. They also reflect a soft global economy and the effects of the conflict in Iraq.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

The Company incurred interest expense of $0.6 million for the three months ended March 31, 2003 compared to $2.0 million for the three months ended March 31, 2002. Interest expense consists primarily of interest on borrowings for long-term debt and amortization of debt issuance costs. The reduction in interest expense year over year was principally the result of repaying $21.7 million of debt in March 2002. Other expenses in the amount of $0.2 million for the three months ended March 31, 2003 compares to other income of $0.2 million in the same period in the prior year. These amounts reflect various activities such as gains or losses on asset dispositions, certain non-operating finance costs, and other non-operating activity. Foreign currency loss for the first quarter of 2003 was $0.5 million and significantly less than the loss of $1.6 million in the first quarter of 2002. The reduced loss is a result of a hedging program the Company has since undertaken to mitigate foreign currency exposures.

INCOME TAXES

Income tax (expense) benefit before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was ($0.7) million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. The income tax provision for the first quarter of 2003 is primarily comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2002 Annual Report on Form 10K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of net operating loss carryforwards for U.S. operating losses generated during the first quarter of 2003. Accordingly, the effective tax rate for 2003 is not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

The effective income tax benefit rate for the first quarter of 2002 was 40%, which differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that differed from the U.S. statutory rate.

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

Cash provided by continuing operations for the three months ended March 31, 2003 was $17.5 million compared to $1.7 million for the three months ended March 31, 2002. The increase in operating cash flow between 2003 and 2002 is principally due to the Company’s continued focus on decreasing working capital requirements as well as the receipt of an $8.3 million income tax refund related to a U.S. net operating loss carryback claim filed during the quarter. The decrease in working capital requirements during the first quarter of 2003 is principally due to a $6.1 million reduction in inventory related to the need for fewer inventories during our seasonally lower volume first quarter, increased manufacturing efficiencies and the effects of focusing on production requirements of core products.

Cash provided by investing activities was $0.2 million for the three months ended March 31, 2003 compared to cash used by investing activities of $0.9 million for the three months ended March 31, 2002. The decrease in cash used by investing activities is primarily related to a decrease in the Company’s restricted cash balances attributable to reductions in collateral requirements due to significant debt repayments on debt securitized by the Company’s lease portfolio. The Company will continue to experience a decline in restricted cash balances up to November 2003 when this debt is repaid. Capital expenditures increased $0.5 million from $1.5 million for the three months ended March 31, 2002 to $2.0 million for the three months ended March 31, 2003. Capital expenditures in 2003 were principally for upgrades to computer software and equipment

Cash used in financing activities was $3.5 million for the three months ended March 31, 2003, compared to cash provided by financing activities of $2.0 million for the three months ended March 31, 2002. The increase in cash used in financing activities of $5.5 million is the result of the Company’s reduction in overall debt balances and a decrease in advances to the Company’s discontinued operations. Long-term debt decreased $3.8 million to $21.2 million at March 31, 2003, from $25.0 million at December 31, 2002, principally as a result of repayments on debt related to the Company’s securitized lease portfolio. At March 31, 2003, working capital and cash was $129.3 million and $37.3 million, respectively, compared to $129.3 and $23.1 million, respectively, at December 31, 2002.

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

The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans under the Company’s credit facility with principal balances of $15.3 million and $3.3 million, to repay $3.1 million in outstanding loans from a director and principal stockholder, and to reduce the outstanding borrowings under the Company’s revolving credit facility. The remaining proceeds were used for general corporate purposes.

In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the three months ended March 31, 2002. In accordance with SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the three months ended March 31, 2002 to pre-tax income (see Note 8).

During March 2003, the Company amended its revolving credit facility to reduce the available credit limit from $25 million to $15 million. This reduction better matches the Company’s current liquidity needs and provides further cost savings.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and controlling expenses. We believe that our cash flow from operations, and the net cash provided by our direct-financing leases, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2003. If operating results are unfavorable or our direct-financing lease fundings exceed direct-financing lease receipts, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements. These additional sources would include our existing credit facility, including our $15 million revolving line of credit, which is available based on certain accounts receivable and inventory balances, or our direct-financing lease credit facilities with approximately $29.3 million of credit available at March 31, 2003.

BACKLOG

As of March 31, 2003, Hypercom had backlog of $83.7 million, compared to $61.0 million at March 31, 2002. The increase in backlog is primarily related to an increase in sales orders in the United States that are subject to a customer approved delivery schedule.

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

A substantial portion of Hypercom’s revenue and capital spending is transacted in U.S. dollars. However, Hypercom does at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Beginning in June 2002, the Company resumed its foreign currency risk management strategy, which had been suspended starting in the fourth quarter of 2000 due to credit limitations imposed by the Company’s banks. As a policy, the Company hedges the translation of its net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company enters into forward or option contracts with its bank or other financial institutions to accomplish its hedging strategy. At March 31, 2003, the Company had foreign currency forward contracts outstanding in the amount of $28.4 million, denominated principally in the Brazilian real, British pound, Swedish krona, Chilean peso, and Australian dollar. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses. See Net Interest, Foreign Currency Losses and Other Items section above.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amendment No. Eight dated May 12, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

(b)	Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003:

a)	Form 8-K dated April 25, 2003; and

b)	Form 8-K/A dated April 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 14, 2003	By: /s/ John W. Smolak

John W. Smolak

Executive Vice President, Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

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

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Christopher S. Alexander

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ John W. Smolak

John W. Smolak
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amendment No. Eight dated May 12, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Foothill Capital Corporation *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.