Form 10-Q
period 2003-06-30
HYPERCOM CORP
filed 2003-08-14
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________ .

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

Yes [X] No [   ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 7, 2003,

was 49,820,281.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003
	(unaudited)	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$47,146	$23,069
Restricted cash	4,474	6,777
Accounts receivable, net of allowance for doubtful accounts of $3,354 and $3,282, respectively	57,917	54,320
Current portion of net investment in direct financing leases	8,980	11,812
Current portion of net investment in sales-type leases	11,110	9,774
Inventories, net	43,562	46,406
Income tax receivable	—	9,118
Prepaid taxes	468	425
Prepaid expenses and other current assets	20,033	16,544
Long lived assets held for sale	870	660
Assets of discontinued operations held for sale	—	8,834

Total current assets	194,560	187,739
Property, plant and equipment, net	31,554	30,214
Long-term marketable securities, at market	153	152
Net investment in direct financing leases	11,693	15,392
Net investment in sales-type leases	12,056	11,213
Intangible assets, net	3,893	4,633
Other long-term assets	9,092	10,660

Total assets	$263,001	$260,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,537	$20,553
Accrued payroll and related expenses	6,826	6,419
Accrued sales and other taxes	6,172	7,187
Accrued liabilities	7,070	6,572
Deferred revenue	2,248	1,999
Income taxes payable	1,968	1,707
Current portion of long-term debt	6,454	13,331
Liabilities of discontinued operations held for sale	—	649

Total current liabilities	58,275	58,417
Long-term debt	10,200	11,694
Other non-current liabilities	1,920	777

Total liabilities	70,395	70,888
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 49,753,009 and 48,014,350 shares outstanding at June 30, 2003 and December 31, 2002, respectively	29	27
Additional paid-in capital	219,035	214,008
Receivables from stockholders	(1,056)	(1,056)
Accumulated deficit	(22,900)	(21,362)

	195,108	191,617
Treasury stock, 230,088 shares (at cost)	(2,502)	(2,502)

Total stockholders’ equity	192,606	189,115

Total liabilities and stockholders’ equity	$263,001	$260,003

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net revenue	$64,397	$67,848	$120,098	$138,621
Costs and expenses:
Costs of revenue	36,640	41,184	68,961	84,437
Research and development	6,422	6,213	12,235	12,342
Selling, general and administrative	16,546	15,922	33,374	32,900

Total costs and expenses	59,608	63,319	114,570	129,679

Income from continuing operations	4,789	4,529	5,528	8,942
Interest income	126	23	204	39
Interest expense	(552)	(749)	(1,153)	(2,727)
Loss on early extinguishment of debt	—	—	—	(2,618)
Other income (expense)	68	159	(89)	378
Foreign currency loss	(483)	(2,187)	(946)	(3,779)

Income before income taxes, discontinued operations, and cumulative effect of change in accounting principle	3,948	1,775	3,544	235
(Provision) benefit for income taxes	(952)	(509)	(1,641)	125

Income before discontinued operations and cumulative effect of change in accounting principle	2,996	1,266	1,903	360
Loss from discontinued operations (including $1.6 million loss on disposal in 2003), net of $389 and $743 tax benefit for the three and six months ended June 30, 2002, respectively	(2,504)	(886)	(3,441)	(2,622)
Cumulative effect of change in accounting principle	—	—	—	(21,766)

Net income (loss)	$492	$380	$(1,538)	$(24,028)

Basic income per share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.06	$0.03	$0.04	$0.01
Loss from discontinued operations	(0.05)	(0.02)	(0.07)	(0.06)
Cumulative effect of change in accounting principle	—	—	—	(0.49)

Basic income (loss) per share	$0.01	$0.01	$(0.03)	$(0.54)

Diluted income per share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.06	$0.02	$0.04	$0.01
Loss from discontinued operations	(0.05)	(0.01)	(0.07)	(0.05)
Cumulative effect of change in accounting principle	—	—	—	(0.46)

Diluted income (loss) per share	$0.01	$0.01	$(0.03)	$(0.50)

Weighted average basic common shares	48,829	47,834	48,438	44,256

Weighted average diluted common shares	49,966	51,212	49,347	47,786

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from continuing operations:
Net income (loss) from continuing operations	$1,903	$(21,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation/amortization	5,218	5,878
Amortization of deferred financing costs	731	1,073
Amortization of discount on note payable	—	83
Bad debt expense	686	226
Deferred components of direct financing leases	(183)	(248)
Provision for losses on direct financing leases	3,013	4,766
Provision for losses on sales-type leases	314	—
Provision for excess and obsolete inventory	2,014	2,502
Loss on early extinguishment of debt	—	2,618
Cumulative effect of change in accounting principle	—	21,766
Foreign currency loss	946	3,779
Other	—	197
Changes in operating assets and liabilities	10,701	(15,538)

Net cash provided by operating activities	25,343	5,696
Cash flows from investing activities:
Principal payments received on direct financing leases	6,024	6,425
Funding of direct financing leases	(3,596)	(4,196)
Decrease (increase) in restricted cash	2,303	(518)
Acquisition of other assets	(697)	(846)
Proceeds from the disposal of property, plant & equipment	—	139
Purchase of property, plant & equipment	(3,155)	(4,442)
Payments received on notes receivable	—	349

Net cash provided by (used in) investing activities	879	(3,089)
Cash flows from financing activities:
Borrowings on revolving line of credit	—	78,563
Repayments on revolving line of credit	—	(85,453)
Repayment of bank notes payable and other debt instruments	(8,442)	(29,433)
Advances from/(to) discontinued operations	826	(2,913)
Proceeds from issuance of common stock	5,029	37,238

Net cash used in financing activities	(2,587)	(1,998)
Effect of exchange rate on cash	412	(194)

Net increase in cash flows from continuing operations	24,047	415
Net increase in cash flows from discontinued operations	30	91
Cash and cash equivalents, beginning of period	23,069	13,402

Cash and cash equivalents, end of period	$47,146	$13,908

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the periods have been included and are considered of a normal recurring nature. The Company’s 2002 results of operations and balance sheets also reflect the loss on early extinguishment of debt (Note 8) and the cumulative effect of change in accounting principle (Note 7). Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

NOTE 2 – NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003 the Company adopted SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In accordance with the provisions of SFAS 145, the Company reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the six months ended June 30, 2002 to pre-tax loss (see Note 8).

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company does not anticipate that the adoption of SFAS 149 to have a material effect on its consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations. The following table represents the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value method and recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except per share data):

	Three Months Ended June,		Six Months Ended June,

	2003	2002	2003	2002

Net income (loss), as reported	$492	$380	$(1,538)	$(24,028)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of tax in 2002 (no tax benefit in 2003)	(1,221)	(1,665)	(2,650)	(3,241)

Pro forma net loss	$(729)	$(1,285)	$(4,188)	$(27,269)

Net income (loss) per share:
Basic, as reported	$0.01	$0.01	$(0.03)	$(0.54)
Diluted, as reported	$0.01	$0.01	$(0.03)	$(0.50)
Basic and diluted, pro forma	$(0.01)	$(0.03)	$(0.09)	$(0.62)
Weighted average shares used in computation:
Basic	48,829	47,834	48,438	44,256
Diluted	49,966	51,212	49,347	47,786

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

NOTE 4 – INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30, 2003	December 31, 2002

Purchased parts	$14,077	$15,715
Work in progress	5,671	4,986
Finished goods	23,814	25,705

	$43,562	$46,406

NOTE 5 – SEGMENT INFORMATION

As of June 30, 2003, the Company had two segments: Point-of-Sale (POS)/Network Systems and Direct-Finance Leasing. POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments as well as supporting non-payment applications and new markets, including government, education and healthcare. Network Systems develops, manufactures, markets, and supports enterprise-networking systems. Direct-finance leasing includes the activities of our direct finance lease subsidiary, Golden Eagle.

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

As of and for the three months ended June 30, 2003:

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$58,899	$5,498	$—	$64,397
Income (loss) from continuing operations	7,505	1,999	(4,715)	4,789
Segment assets	179,621	38,300	45,080	263,001

As of and for the three months ended June 30, 2002:

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$61,131	$6,717	$—	$67,848
Income (loss) from continuing operations	8,857	236	(4,564)	4,529
Segment assets	215,552	47,174	53,453	316,179

As of and for the six months ended June 30, 2003:

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$108,695	$11,403	$—	$120,098
Income (loss) from continuing operations	11,650	3,689	(9,811)	5,528
Segment assets	179,621	38,300	45,080	263,001

As of and for the six months ended June 30, 2002:

	POS/Network	Direct-Finance
	Systems	Leasing	Corporate	Total

Revenue from external customers	$125,029	$13,592	$—	$138,621
Income (loss) from continuing operations	17,526	401	(8,985)	8,942
Segment assets	215,552	47,174	53,453	316,179

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

Discontinued Operations

In connection with the profit improvement plan, the Company identified and decided to hold for sale certain under-performing operating units whose activities were not closely aligned with the Company’s core business. The results of operations for these operating units held for sale have been classified as discontinued operations and all periods prior to September 2002 have been restated to present these operating units as discontinued operations. At the time the Company determined to hold these operations for sale, the carrying amounts of their assets were written down to their estimated fair value less an estimate of costs to sell. Assets written down consisted principally of accounts receivable, inventories, intangible assets and fixed assets. In accordance with SFAS 144, the operating results of the discontinued operating units will be classified as discontinued operations as they are incurred.

Net revenues of the operating units classified as discontinued operations for the three and six months ended June 30, 2003 and 2002 were $2.9 and $5.3 million, and $7.3 and $13.6 million, respectively. Pretax losses of the operating units classified as discontinued operations for the three and six months ended June 30, 2003 and 2002 were $2.5 and $3.4 million, and $1.3 and $3.4 million, respectively.

During the second quarter of 2003, the Company disposed of substantially all the assets held for sale of Hypercom Horizon Inc., for $4.0 million in cash. In connection with the disposal, the Company recognized a $1.6 million loss comprised of non-cash fixed asset and inventory write-downs of $1.1 million, one-time severance costs of $0.4 million, and remaining facility lease costs of $0.1 million.

As of June 30, 2003, the Company has one remaining discontinued operating unit held for sale. A disposition of this unit is expected to be completed by September 30, 2003.

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

NOTE 8– DEBT AND EQUITY TRANSACTIONS

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

In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the six months ended June 30, 2002. In accordance with SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the six months ended June 30, 2002 to pre-tax loss.

During March 2003, the Company amended its revolving credit facility to reduce the available credit limit from $25 million to $15 million. This reduction better matches the Company’s current liquidity needs and provides further cost savings.

During the second quarter of 2003, the Company issued 1,460,000 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A (1.0 million shares at an exercise price of $3.19 per share) and Series B (460,000 shares at an exercise price of $3.16 per share) Warrants. Proceeds from the conversions amounted to $4.6 million. Additional equity activity during the second quarter of 2003 related to issuances of common stock under our Employee Stock Purchase Plan and stock option plans.

NOTE 9– INCOME TAXES

Income tax (expense) benefit before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was ($1.0) and ($1.6) million for the three and six months ended June 30, 2003 and ($0.5) and $0.1 million for the three and six months ended June 30, 2002. The income tax provision for 2003 is primarily comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2002 Annual Report on Form 10K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of net operating loss carryforwards for U.S. operating losses generated during the six months ended June 30, 2003. Accordingly, the effective tax rate for 2003 is not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

The effective income tax rate for the three and six months ended June 30, 2002 was 29% and 53%, respectively, which differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that differed from the U.S. statutory rate.

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

NET REVENUE

Net revenue for the three and six months ended June 30, 2003, decreased $3.4 million and $18.5 million or 5% and 13%, respectively, to $64.4 million and $120.1 million from $67.8 million and $138.6 million in the three and six months ended June 30, 2002. The decrease in net revenue for the second quarter of 2003 compared to the same period in 2002, principally reflects a soft global economy and the maturing of our direct finance lease portfolio. The decrease for the six month period was principally due to the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the six months ended June 30, 2002, versus $0.8 million in revenue recognized under the same contract in the six months ended June 30, 2003. Performance milestones under this contract were substantially less than the milestone achieved in the first quarter of 2002, as we have now entered the maintenance phase of this contract. The additional decrease in net revenue for the six months ended June 30, 2003, compared to the same period in the prior year also reflects a soft global economy and the maturing of our direct finance lease portfolio, as well as uncertainty relating to the conflict in Iraq during the first quarter of 2003.

Net revenues from services activities, principally derived from POS support services, comprised less than 10% of total net revenue in both the three and six months ended June 30, 2003 and 2002. Our only revenues from long-term contracts in these periods were derived from our contract with the Brazilian Health Ministry as discussed previously.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as interest expense and loan loss provisions with respect to direct financing and sales-type leases. For the three months and six months ended June 30, 2003, costs of revenue decreased $4.6 and $15.4 million or 11% and 18%, respectively, to $36.6 and $69.0 million from $41.2 and $84.4 million for the three and six months ended June 30, 2002. This decrease is a result of the decline in revenues year over year offset in part by an increase in gross margin as a percentage of revenue.

Gross margin for the three and six months ended June 30, 2003 was 43.1% and 42.6% compared to 39.3% and 39.1% in the same period in the prior year. The increase in the gross margin percentage is principally attributed to our direct finance leasing segment (Golden Eagle Leasing) whose margin was 32.7% and 31.2% in the three and six months ended June 30, 2002 compared to a gross margin of 69.8% and 64.0% in the three and six months ended June 30, 2003. The improvement in Golden Eagle’s gross margin is a result of decreases in direct finance lease defaults and incremental income from lease renewals as the lease portfolio matures.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended June 30, 2003 increased $0.2 million or 3% to $6.4 million from $6.2 for the three months ended June 30, 2002. The slight increase during the second quarter of 2003 compared to 2002 is attributable to the acceleration of certain development costs in 2003 associated with new product development. Research and development expenses for the six months ended June 30, 2003 decreased $0.1 million or less than 1% to $12.2 million from $12.3 for the same period a year ago. This change reflects the general stabilization of our cost containment efforts. Present development activities are primarily focusing on the continued reduction in the component costs of existing products and production enhancements, including certain new product development, that support current market requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $16.5 and $33.4 million for the three and six months ended June 30, 2003, compared to $16.0 and $32.9 million for the three and six months in the prior year. This $0.5 million or 3% and 2% increase for the three and six months ended June 30, 2003 relates principally to the Company’s increased marketing efforts in the U.S. and Europe.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the quarter ended June 30, 2003 increased $0.3 million to $4.8 million compared to income of $4.5 million for the same quarter in the prior year primarily due to the improvement in Golden Eagle Leasing’s gross margin. Income from continuing operations for the six months ended June 30, 2003 decreased $3.4 million to $5.5 million from $8.9 million for the same period last year, as higher gross margins and lower operating expenses were insufficient to fully offset the decline in revenues. The year-to-date decline in income from continuing operations is also reflective of a soft global economy and the effects of the conflict in Iraq.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

The Company incurred interest expense of $0.6 and $1.2 million for the three and six months ended June 30, 2003 compared to $0.7 and $2.7 million for the three and six months ended June 30, 2002. Interest expense consists primarily of interest on borrowings for long-term debt and amortization of debt issuance costs. The reduction in interest expense year over year was principally the result of repaying $21.7 million of debt in March 2002. Other income (expense) in the amount of $0.1 and ($0.1) million for the three and six months ended June 30, 2003 compares to other income of $0.2 million and $0.4 million in the same period in the prior year. These amounts reflect various activities such as gains or losses on asset dispositions, certain non-operating finance costs, and other non-operating activity. Foreign currency loss for the three and six months ended June 30, 2003 was $0.5 and $0.9 million and significantly less than the loss of $2.2 and $3.8 million in the three and six months ended June 30, 2002. The reduced loss is a result of a hedging program the Company has since undertaken to mitigate foreign currency exposures.

INCOME TAXES

Income tax (expense) benefit before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was ($1.0) and ($1.6) million for the three and six months ended June 30, 2003 and ($0.5) and $0.1 million for the three and six months ended June 30, 2002. The income tax provision for 2003 is primarily comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2002 Annual Report on Form 10K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of net operating loss carryforwards for U.S. operating losses generated during the six months ended June 30, 2003. Accordingly, the effective tax rate for 2003 is not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

The effective income tax rate for the three and six months ended June 30, 2002 was 29% and 53%, respectively, which differed from the U.S. statutory rate principally due to foreign taxes attributable to foreign operations that differed from the U.S. statutory rate.

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

Cash provided by continuing operations for the six months ended June 30, 2003 was $25.3 million compared to $5.7 million for the six months ended June 30, 2002. The increase in operating cash flow between 2003 and 2002 is principally due to the Company’s continued focus on decreasing working capital requirements as well as the receipt of an $9.1 million income tax refund related to a U.S. net operating loss carryback claim filed during the first quarter 2003. The decrease in working capital requirements principally relates to changes in accounts receivable, inventory and accounts payable during the first half of 2003 which favorably impacted operating cash compared to changes in those same working capital items during the first half of 2002. The change in accounts receivable and its favorable impact on operating cash flow reflects an improved number of days sales outstanding. The change in inventory and its favorable impact on operating cash flow reflects a decline in inventory levels due to manufacturing efficiencies and maintaining inventory levels to support our core products. Accounts payable changes during the six-month period 2003 compared to 2002 reflect normal variations in vendor activity.

Cash provided by investing activities was $0.9 million for the six months ended June 30, 2003 compared to cash used by investing activities of $3.1 million for the six months ended June 30, 2002. The decrease in cash used by investing activities is primarily related to a decrease in the Company’s restricted cash balances attributable to reductions in collateral requirements due to significant debt repayments on debt securitized by the Company’s lease portfolio. The Company will continue to experience a decline in restricted cash balances up to November 2003 when this debt is repaid. Capital expenditures decreased $1.2 million from $4.4 million for the six months ended June 30, 2002 to $3.2 million for the six months ended June 30, 2003. Capital expenditures in 2003 were principally for upgrades to computer software and equipment purchases.

Cash used in financing activities was $2.6 and $2.0 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash used in financing activities of $0.6 million is the result of the Company’s reduction in overall debt balances and a decrease in advances to the Company’s discontinued operations. Long-term debt decreased $8.3 million to $16.7 million at June 30, 2003, from $25.0 million at December 31, 2002, principally as a result of repayments on debt related to the Company’s securitized lease portfolio. At June 30, 2003, working capital and cash was $136.3 million and $47.1 million, respectively, compared to $129.3 and $23.1 million, respectively, at December 31, 2002.

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

In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the six months ended June 30, 2002. In accordance with SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the six months ended June 30, 2002 to pre-tax income (see Note 8).

During March 2003, the Company amended its revolving credit facility to reduce the available credit limit from $25.0 million to $15.0 million. This reduction better matches the Company’s current liquidity needs and provides further cost savings.

During the second quarter of 2003, the Company issued 1,460,000 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A (1.0 million shares at an exercise price of $3.19 per share) and Series B (460,000 shares at an exercise price of $3.16 per share) Warrants. Proceeds from the conversions amounted to $4.6 million. Additional equity activity during the second quarter of 2003 related to issuances of common stock under our Employee Stock Purchase Plan and stock option plans.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and controlling expenses. We believe that our cash flow from operations, and the net cash provided by our direct-financing leases, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2003. If operating results are unfavorable or our direct-financing lease fundings exceed direct-financing lease receipts, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements. These additional sources would include our $15.0 million revolving line of credit, which is available based on certain accounts receivable and inventory balances, or our direct-financing lease credit facilities with approximately $25.0 million of credit available at June 30, 2003.

BACKLOG

As of June 30, 2003, the Company had backlog of $83.3 million, compared to $50.1 million at June 30, 2002. The increase in backlog is primarily related to an increase in sales orders in the United States that are subject to a customer approved delivery schedule.

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

A substantial portion of the Company’s revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Beginning in June 2002, the Company resumed its foreign currency risk management strategy, which had been suspended starting in the fourth quarter of 2000 due to credit limitations imposed by the Company’s banks. As a policy, the Company hedges the translation of its net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company enters into forward or option contracts with its bank or other financial institutions to accomplish its hedging strategy. At June 30, 2003, the Company had foreign currency forward contracts outstanding in the amount of $27.8 million, denominated principally in the Brazilian real, British pound, Swedish krona, Chilean peso, and Australian dollar. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses. See Net Interest, Foreign Currency Losses and Other Items section above.

The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Hypercom management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, Hypercom management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  On May 21, 2003, the Company held its Annual Meeting of Stockholders at which the following matters were voted upon:

(b)  Election of Directors. All three nominees for election as Class II Directors were unopposed and elected as follows:

Director	Shares For	Shares Withheld
Christopher S. Alexander	42,191,942	544,753
William Keiper	41,773,478	963,217
Jock Patton	41,777,328	959,367

The terms of the Class I Directors (George R. Wallner, Albert A. Irato, Jane Evans and Norman Stout) will expire in 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amendment No. Nine dated June 30, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

* Filed herewith.

(b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

a)	Form 8-K dated April 25, 2003, furnishing under Item 9 and Item 12, the Company’s press release, dated April 25, 2003, announcing the Company’s results of operations for the quarter ended March 31, 2003; and

b)	Form 8-K/A dated April 25, 2003, furnishing under Item 9 and Item 12, the Company’s press release, dated April 25, 2003, announcing the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 13, 2003	By: /s/ John W. Smolak

John W. Smolak

Executive Vice President, Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amendment No. Nine dated June 30, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

* Filed herewith.