Form 10-Q
period 2003-09-30
HYPERCOM CORP
filed 2003-11-14
CIK 1045769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [  ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 11, 2003, was 49,853,702.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-10.2
EX-10.3
EX-10.4
Ex-11.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,2003	December 31, 2002
	(unaudited)	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$41,089	$23,069
Restricted cash	—	6,777
Current marketable securities, at market	10,000	—
Accounts receivable, net of allowance for doubtful accounts of $3,162 and $3,282, respectively	58,341	54,320
Current portion of net investment in direct financing leases	—	11,812
Current portion of net investment in sales-type leases	11,918	9,774
Inventories, net	43,920	46,406
Income tax receivable	—	9,118
Prepaid taxes	566	425
Prepaid expenses and other current assets	13,934	15,401
Long-lived assets held for sale	850	660
Assets of discontinued operations held for sale	21,816	8,834

Total current assets	202,434	186,596
Property, plant and equipment, net	28,740	30,214
Long-term marketable securities, at market	153	152
Net investment in direct financing leases	—	15,392
Net investment in sales-type leases	14,606	11,213
Intangible assets, net	3,724	4,633
Other long-term assets	8,671	10,660

Total assets	$258,328	$258,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,359	$20,553
Accrued payroll and related expenses	6,679	6,419
Accrued sales and other taxes	5,356	7,187
Accrued liabilities	9,206	6,572
Deferred revenue	1,782	1,999
Income taxes payable	2,127	1,707
Current portion of long-term debt	1,396	13,331
Liabilities of discontinued operations held for sale	555	649

Total current liabilities	50,460	58,417
Long-term debt	9,740	11,694
Other non-current liabilities	2,460	777

Total liabilities	62,660	70,888
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 49,822,048 and 48,014,350 shares outstanding at September 30, 2003 and December 31, 2002, respectively	29	27
Additional paid-in capital	219,246	214,008
Receivables from stockholders	(1,056)	(1,056)
Accumulated deficit	(20,049)	(22,505)

	198,170	190,474
Treasury stock, 230,088 shares (at cost)	(2,502)	(2,502)

Total stockholders’ equity	195,668	187,972

Total liabilities and stockholders’ equity	$258,328	$258,860

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenue	$59,405	$57,988	$168,101	$183,017
Costs and expenses:
Costs of revenue	34,101	38,325	98,956	113,413
Research and development	5,684	6,415	17,919	18,758
Selling, general and administrative	14,347	15,744	44,111	44,803
Restructuring charges	—	4,434	—	4,434

Total costs and expenses	54,132	64,918	160,986	181,408

Income (loss) from continuing operations	5,273	(6,930)	7,115	1,609
Interest income	64	171	211	210
Interest expense	(647)	(757)	(1,782)	(3,485)
Loss on early extinguishment of debt	—	—	—	(2,618)
Other income (expense)	(1)	116	(90)	495
Foreign currency loss	(914)	(1,934)	(1,860)	(5,713)

Income (loss) before income taxes, discontinued operations, and cumulative effect of change in accounting principle	3,775	(9,334)	3,594	(9,502)
Provision for income taxes	(738)	(15,935)	(2,376)	(15,811)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	3,037	(25,269)	1,218	(25,313)
Income (loss) from discontinued operations, including $4.7 and $4.0 million tax expense for the three and nine months ended September 30, 2002, respectively	956	(13,005)	1,239	(15,227)
Cumulative effect of change in accounting principle	—	—	—	(21,766)

Net income (loss)	$3,993	$(38,274)	$2,457	$(62,306)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.06	$(0.53)	$0.03	$(0.56)
Income (loss) from discontinued operations	0.02	(0.27)	0.02	(0.33)
Cumulative effect of change in accounting principle	—	—	—	(0.48)

Basic and diluted income (loss) per share	$0.08	$(0.80)	$0.05	$(1.37)

Weighted average shares used in computation:
Basic:	49,811	47,982	48,901	45,512

Diluted:	51,243	47,982	49,757	45,512

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,

	2003	2002

Cash flows from continuing operations:
Income (loss) from continuing operations	$1,218	$(47,079)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Amortization of discount on notes payable	—	83
Amortization of deferred financing costs	673	941
Depreciation/amortization	6,761	7,908
Bad debt expense	1,249	985
Provision for losses on sales-type leases	705	758
Provision for excess and obsolete inventory	3,081	3,752
Foreign currency loss	1,860	5,100
Deferred income taxes	—	22,143
Non-cash restructuring charges	—	3,572
Loss on early extinguishment of debt	—	2,618
Cumulative effect of change in accounting principle	—	21,766
Other	(14)	(98)
Changes in operating assets and liabilities	1,046	(17,453)

Net cash provided by operating activities	16,579	4,996

Cash flows from investing activities:
Proceeds from the sale of Horizon	4,039	—
Purchases of marketable securities	(10,000)	—
Acquisition of other assets	(1,035)	(1,951)
Purchase of property, plant, & equipment	(3,316)	(5,214)
Payments received on notes receivables	—	350
Other investing	—	328

Net cash used in investing activities	(10,312)	(6,487)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	121,564
Repayments on revolving line of credit	—	(125,630)
Repayment of bank notes payable and other debt instruments	(1,089)	(22,973)
Advances to discontinued operations	(1,000)	(3,374)
Proceeds from issuance of common stock	5,240	37,525

Net cash provided by financing activities	3,151	7,112

Effect of exchange rate changes on cash	466	(274)

Net increase in cash flows from continuing operations	9,884	5,347
Net increase in cash flows from discontinued operations	8,136	602
Cash and cash equivalents, beginning of period	23,069	13,402

Cash and cash equivalents, end of period	$41,089	$19,351

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the periods have been included and are considered of a normal recurring nature. The Company’s 2002 results of operations and balance sheets also reflect the loss on early extinguishment of debt (Note 8) and the cumulative effect of change in accounting principle (Note 7). Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

NOTE 2 – NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003 the Company adopted SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In accordance with the provisions of SFAS 145, the Company reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the nine months ended September 30, 2002 to pre-tax loss (see Note 8).

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and amends certain other existing pronouncements. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company’s adoption of SFAS 149 did not have a material effect on its consolidated financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. On October 29, 2003, the FASB voted to defer for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under Statement 150. The FASB decided to defer the application of Statement 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 — STOCK-BASED COMPENSATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$3,993	$(38,274)	$2,457	$(62,306)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(394)	(1,706)	(3,043)	(7,107)

Pro forma net income (loss)	$3,599	$(39,980)	$(586)	$(69,413)

Net income (loss) per share:
As reported:
Basic and diluted	$0.08	$(0.80)	$0.05	$(1.37)
Pro forma
Basic and diluted	$0.07	$(0.83)	$(0.01)	$(1.53)
Weighted average shares used in pro forma computation:
Basic	49,811	47,982	48,901	45,512
Diluted	51,243	47,982	48,901	45,512

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

NOTE 4 — INVENTORIES

Inventories consist of the following (amounts in thousands):

	September 30, 2003	December 31, 2002

Purchased parts	$18,645	$16,918
Work in progress	5,491	4,986
Finished goods	19,784	24,502

	$43,920	$46,406

NOTE 5 – SEGMENT INFORMATION

As a result of the sale of Golden Eagle Leasing effective October 1, 2003, our direct-financing lease segment, the Company’s continuing operations consist solely of one segment: Point-of-Sale (POS)/Network Systems. The results of operations of Golden Eagle have been classified in the results of discontinued operations for all periods presented and its net assets have been classified as held for sale at September 30, 2003 (see Note 6).

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

Restructuring Charges

The downsizing activities principally focused on the Company’s POS/Network Systems segment, including the Company’s manufacturing operations in Brazil. Such activities entailed moving to a contract manufacturer, reducing the number of personnel and holding for sale certain long-lived assets such as buildings and production equipment. Inventories were also written down to support a more streamlined product offering. In addition, the Company identified certain sales offices around the world to close in favor of a more cost-effective distributor arrangement in those locations. Costs associated with closing these sales offices principally included employee severance, inventory write-downs and costs associated with exiting office space and disposing of office fixed assets. The Company substantially completed all restructuring activities relative to its profit improvement plan as of September 30, 2003. The Company is actively marketing the long-lived assets held for sale comprised of a building in Brazil.

Costs incurred during the three months ended September 30, 2002 were as follows (amounts in thousands):

Restructuring charges in Cost of Sales
Write down of inventories and related costs	$2,033

Total restructuring charges in cost of sales	$2,033

Restructuring charges
Write down of building to fair value	$2,184
Write down of fixed assets to fair value	1,388
Write down of other assets to fair value	233
One-time termination benefits	482
Miscellaneous operating accruals	147

Total restructuring charges	$4,434

Discontinued Operations

In connection with the profit improvement plan, the Company identified and decided to hold for sale certain under-performing operating units whose activities were not closely aligned with the Company’s core business. The results of operations for these operating units held for sale have been classified as discontinued operations and all periods prior to September 2002 have been restated to present these operating units as discontinued operations. At the time the Company determined to hold these operations for sale, the carrying amounts of their assets were written down to their estimated fair value less an estimate of costs to sell. Assets written down consisted principally of accounts receivable, inventories, intangible assets and fixed assets. In accordance with SFAS 144, the operating results of the discontinued operating units, prior to sale, were classified in discontinued operations as incurred.

During the third quarter of 2003, the Company completed the sale of the fourth and final operating unit identified and held for sale initially in September 2002. In connection with this final sale the Company recorded a loss on sale of $0.3 million in the quarter ended September 30, 2003 comprised principally of the write-off of a final cash infusion made by the Company in accordance with the terms of the sale. The Company has recognized $1.9 million in losses from sales of discontinued operations for the nine months ended September 30, 2003. The loss on sale of discontinued operations for the nine months ended September 30, 2003 is comprised of the loss from the final operating unit discussed above, together with a loss on sale of Hypercom Horizon, Inc (“Horizon”) completed during the quarter ended June 30, 2003.

Consistent with the Company’s strategy of disposing of operating units not aligned with its core business, the Company sold its direct finance lease subsidiary, Golden Eagle, effective October 1, 2003. As a result of the disposition, the net operating results of Golden Eagle have been reported within discontinued operations for the three and nine months ended September 30, 2003 and 2002. Net revenues and operating income reported in discontinued operations for Golden Eagle were $5.4 and $1.9 million and, $16.8 and $5.6 million, for the three and nine months ended September 30, 2003, respectively, and $6.1 and $0.8 million, and $19.7 and $1.2 million, for the three and nine months ended September 30, 2002, respectively.

The Company estimates that it will record a gain against the net assets held for sale at October 1, 2003, net of severance and other exit costs, of approximately $7.0 million during the fourth quarter of 2003, in association with the sale of Golden Eagle. The assets and liabilities of Golden Eagle have been separately reported in the balance sheet under the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations held for sale” and comprise the Company’s entire remaining balances at September 30, 2003.

Assets and liabilities of the Company’s discontinued operations held for sale consisted of the following at September 30, 2003 and December 31, 2002 (amounts in thousands):

	September 30, 2003	December 31, 2002

Accounts receivable	$—	$3,097
Direct finance lease receivables	18,518	—
Inventory	—	5,270
Property, plant and equipment, net	2,205	—
Other assets	1,093	467

Total assets	$21,816	$8,834

Accounts payable	$10	$342
Other liabilities	545	307

Total liabilities	$555	$649

Net revenues of the operating units classified as discontinued operations for the three and nine months ended September 30, 2003 and 2002 were $5.9 and $22.6 million, and $11.1 and $38.3 million, respectively. Pretax income (loss) of the operating units classified as discontinued operations for the three and nine months ended September 30, 2003 and 2002 were $1.0 and $1.2 million, and ($8.3) and ($11.3) million, respectively. Pretax income for the three and nine months ended September 30, 2002 includes $8.0 million in initial write-downs of assets to fair market value.

NOTE 7 – GOODWILL

During 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption of SFAS 142 on January 1, 2002, the carrying amount of goodwill was $21.8 million, of which $20.3 million was attributed to Golden Eagle, which comprised all of the Direct-Finance Leasing segment, with the remaining amount of $1.5 million attributed to the POS/Network Systems segment. Under the transitional provisions of SFAS 142, the Company evaluated its reporting units for impairment of goodwill as of January 1, 2002, completing the evaluations by June 30, 2002. The impairment test relative to Golden Eagle’s goodwill was performed by management using assumptions and techniques put forth by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies.

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

The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans under the Company’s credit facility with principal balances of $15.3 million and $3.3 million, to repay $3.1 million in outstanding loans from a former director and current stockholder, and to reduce the outstanding borrowings under the Company’s revolving credit facility. The remaining proceeds were used for general corporate purposes.

In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the nine months ended September 30, 2002. In accordance with SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the nine months ended September 30, 2002 to pre-tax loss.

During March 2003, the Company amended its revolving credit facility to reduce the available credit limit from $25 million to $15 million. This reduction better matches the Company’s current liquidity needs and provides further cost savings. During the third quarter of 2003, the revolving credit facility was further amended to allow the Company to execute a share repurchase program not to exceed $10 million.

During the second quarter of 2003, the Company issued 1,460,000 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A Warrants (1.0 million shares at an exercise price of $3.19 per share) and Series B Warrants (460,000 shares at an exercise price of $3.16 per share). Proceeds from the conversions amounted to $4.6 million. Additional equity activity during the second quarter of 2003 related to issuances of common stock under our Employee Stock Purchase Plan and stock option plans.

NOTE 9– INCOME TAXES

Income tax expense before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was $0.7 and $2.4 million for the three and nine months ended September 30, 2003, and $15.9 and $15.8 million for the three and nine months ended September 30, 2002. The income tax provision for 2003 is comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2002 Annual Report on Form 10-K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of net operating loss carryforwards for U.S. operating losses generated during the nine months ended September 30, 2003. Accordingly, the valuation allowances render the effective tax rates for 2003 and 2002 not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

There was no income tax expense recorded in discontinued operations for the three and nine months ended September 30, 2003, as the income tax was offset by the reversal of valuation allowances previously placed against deferred tax assets allocated to discontinued operations during 2002. Income tax expense recorded in discontinued operations for the three and nine months ended September 30, 2002, was $4.7 and $4.0 million, respectively, and was primarily attributable to valuation allowances placed against Golden Eagle’s deferred tax assets.

NOTE 10 — RESTATEMENTS AND ADJUSTMENT

Subsequent to the release of its operating results for the third quarter ended September 30, 2003, and prior to the filing of its Form 10-Q for the period, the Company identified $1.1 million of prepaid taxes at a foreign subsidiary that are not expected to be recoverable. Upon review of the transactions that gave rise to the amounts, the Company determined that these prepaid amounts related to transactions which had occurred in 1999 and 2000, and were not correctly interpreted by the personnel responsible for financial reporting and, as a result, were not correctly recorded in light of information that was available at that time. The Company has determined that this is an accounting error and should be corrected by restating the amounts previously reflected in the 1999 and 2000 financial statements. Accordingly, the December 31, 2002 balance sheet included in this Form 10-Q has been restated to reduce prepaid expenses and other current assets and increase accumulated deficit by $1.1 million, respectively. In the Form 10-K to be filed for the year ending December 31, 2003, the Company will reflect the results of this restatement to the extent that the 1999 and 2000 information presented is affected. The correction will result in the reduction of six months ended December 31, 1999 sales and net income by $1.1 million, respectively, and reduce earnings per share by $0.03. The year ended 2000 sales will be reduced by $0.6 million, the net loss will be increased by $0.6 million, and net loss per share will be increased by $0.02.

Subsequent to the release of its operating results for the third quarter ended September 30, 2003, and prior to the filing of its Form 10-Q for the period, the Company determined that a sale to one of its customers did not meet the collectibility measure under SAB 101 with respect to $0.8 million of sales. As a result, this filing reflects the reversal of that sale, which had no impact on earnings per share but did reduce sales by $0.8 million, operating income by $0.2 million, and net income by $0.2 million.

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

NET REVENUE

Net revenue for the three and nine months ended September 30, 2003, increased $1.4 million and decreased $14.9 million or 2% and (8%), respectively, to $59.4 million and $168.1 million from $168.1 million and $183.0 million in the three and nine months ended September 30, 2002. The increase in net revenue for the third quarter of 2003 compared to the same period in 2002, is due to a transaction involving the sale of terminals that the Company had previously leased to a third party to derive rental income under an operating lease. The sale of these terminals was accounted for under a sales-type lease arrangement and contributed $2.4 million in revenues. The decrease for the nine month period was principally due to the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the nine months ended September 30, 2002, versus $0.8 million in revenue recognized under the same contract in the nine months ended September 30, 2003. Performance milestones under this contract were substantially less than the milestone achieved in the first quarter of 2002, as we have now entered the maintenance phase of this contract. The additional decrease in net revenue for the nine months ended September 30, 2003, compared to the same period in the prior year reflects a soft global economy and former uncertainty relating to the conflict in Iraq during the first half of the year.

Net revenues from service activities, principally derived from POS support services, comprised less than 10% of total net revenue in both the three and nine months ended September 30, 2003 and 2002. Our only revenues from long-term contracts in these periods were derived from our contract with the Brazilian Health Ministry as discussed previously.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. For the three and nine months ended September 30, 2003, costs of revenue decreased $4.2 and $14.4 million or 11% and 13%, respectively, to $34.1 and $99.0 million from $38.3 and $113.4 million for the three and nine months ended September 30, 2002. The decrease for the three months ended September 30, 2003, compared to the same period in 2002, is primarily attributable to $2.0 million in restructuring charges recorded during the third quarter of 2002 related to the write-down of inventory to fair market value and other incremental charges relative to assessments of net realizable value amounting to $0.7 million in 2002. Such charges did not exist in the quarter ended September 30, 2003. The decrease in cost of revenues for the nine months ended September 30, 2003 is due to the restructuring charges mentioned previously coupled with a decline in revenues year over year partially offset by an increase in gross margin as a percentage of revenue.

Gross margin for the three and nine months ended September 30, 2003 was 42.6% and 41.1% compared to 33.9% and 38.0% in the same period in the prior year. The current year margin benefited from the sale of fully depreciated terminals the Company had previously leased to a third party, contributing $2.4 million to the Company’s gross margin during the third quarter of 2003. As discussed previously, the Company’s 2002 third quarter gross margin was negatively impacted by $2.0 million in restructuring charges and other assessments of net realizable value amounting to $0.7 million. Lastly, the Company’s overall gross margin for the nine months ended September 30, 2002 included $8.6 million in revenue from the Brazilian Health Ministry contract versus $0.8 million in 2003. This contract carries a fully absorbed operating margin estimated at 9.1% which impacts the margin between periods when the revenues are inconsistent.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended September 30, 2003 decreased $0.7 million or 10.9% to $5.7 million from $6.4 for the three months ended September 30, 2002. Research and development expenses for the nine months ended September 30, 2003 decreased $0.9 million or 4.8% to $17.9 million from $18.8 for the same period a year ago. The decline reflects the Company’s continual focus on cost containment efforts. Present development activities are primarily focusing on the continued reduction in the component costs of existing products and production enhancements, including certain new product development, that support current market requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $14.3 and $44.1 million for the three and nine months ended September 30, 2003, compared to $15.7 and $44.8 million for the three and nine months in the prior year. This $1.4 and $0.7 million or 8.9% and 1.6% decrease for the three and nine months ended September 30, 2003 principally relates to the positive impact of the Company’s cost containment measures addressed during 2002.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the quarter ended September 30, 2003 increased $12.2 million to income of $5.3 million compared to a loss of $6.9 million for the same quarter in the prior year. Income from continuing operations for the nine months ended September 30, 2003 increased $5.5 million to $7.1 million from $1.6 million for the same period last year. The increase in net income year over year is primarily due to the Company’s profit improvement plan implemented during the third quarter of 2002.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

The Company incurred interest expense of $0.6 and $1.8 million for the three and nine months ended September 30, 2003 compared to $0.8 and $3.5 million for the three and nine months ended September 30, 2002. Interest expense consists primarily of interest on borrowings for long-term debt and amortization of debt issuance costs. The reduction in interest expense year over year was principally the result of repaying $21.7 million of debt in March 2002. Other income (expense) reflects various activities such as gains or losses on asset dispositions, certain non-operating finance costs, and other non-operating activity and was nominal for the three and nine months ended September 30, 2003 and 2002. Foreign currency loss for the three and nine months ended September 30, 2003 was $0.9 and $1.9 million and significantly less than the loss of $1.9 and $5.7 million in the three and nine months ended September 30, 2002. The reduced loss is a result of a hedging program the Company has since undertaken to mitigate foreign currency exposures.

INCOME TAXES

Income tax expense before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was $0.7 and $2.4 million for the three and nine months ended September 30, 2003 and $15.9 and $15.8 million for the three and nine months ended September 30, 2002. The income tax provision for 2003 is comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2002 Annual Report on Form 10-K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of net operating loss carryforwards for U.S. operating losses generated during the nine months ended September 30, 2003. Accordingly, the valuation allowances render the effective tax rates for 2003 and 2002 not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

There was no income tax expense recorded in discontinued operations for the three and nine months ended September 30, 2003, as the income tax was offset by the reversal of valuation allowances previously placed against deferred tax assets allocated to discontinued operations during 2002. Income tax expense recorded in discontinued operations for the three and nine months ended September 30, 2002, was $4.7 and $4.0 million, respectively, and was primarily attributable to valuation allowances placed against Golden Eagle’s deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. The Company has also used borrowings under notes payable to fund working capital requirements and reduce its bank debt.

Cash provided by continuing operations for the nine months ended September 30, 2003 was $16.6 million compared to $5.0 million for the nine months ended September 30, 2002. The increase in operating cash flow between 2003 and 2002 is principally due to the Company’s continued focus on decreasing working capital requirements as well as the receipt of a $9.1 million income tax refund related to a U.S. net operating loss carryback claim filed during the first quarter 2003. The decrease in working capital requirements principally relates to net changes in accounts receivable, inventory and accounts payable during the first three quarters of 2003, which favorably impacted operating cash compared to net changes in those same working capital items during the first three quarters of 2002. The change in inventory and its favorable impact on operating cash flow reflects a decline in inventory levels due to manufacturing efficiencies and maintaining inventory levels to support our core products. Accounts receivable and accounts payable changes during the nine-month period ending September 30, 2003 compared to 2002 reflect normal variations in the customer collection and vendor payment process. Offsetting those events and factors increasing operating cash flows, the Company continues to experience growth in its sales-type lease portfolio requiring the use of operating cash flow. The Company is currently evaluating financing or outside funding source alternatives to augment the use of operating cash flows to fund the sales-type lease activity.

Cash used in investing activities increased $3.8 million from $6.5 million for the nine months ended September 30, 2002 to $10.3 million for the nine months ended September 30, 2002. The increase in cash used in investing activities is primarily related to $10.0 million in cash used to invest in marketable securities with the Company’s surplus cash balance offset by the receipt of $4.0 million in proceeds from the sale of Horizon. Capital expenditures decreased $1.9 million from $5.2 million for the nine months ended September 30, 2002 to $3.3 million for the nine months ended September 30, 2003. Capital expenditures were higher in 2002 due to leasehold improvements incurred as a result of the relocation of the Company’s Brazilian manufacturing facility. Capital expenditures in 2003 were principally for upgrades to computer software and equipment purchases.

Cash provided by financing activities was $3.2 and $7.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash provided by financing activities of $3.9 million is the result of the Company’s reduction in overall debt balances and a decrease in advances to the Company’s discontinued operations. Long-term debt decreased $13.9 million to $11.1 million at September 30, 2003, from $25.0 million at December 31, 2002, principally as a result of repayments on debt related to the Company’s securitized lease portfolio which was repaid in full during the third quarter of 2003. At September 30, 2003, working capital and cash was $152.0 million and $41.1 million, respectively, compared to $128.2 and $23.1 million, respectively, at December 31, 2002.

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

The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans under the Company’s credit facility with principal balances of $15.3 million and $3.3 million, to repay $3.1 million in outstanding loans from a former director and current stockholder, and to reduce the outstanding borrowings under the Company’s revolving credit facility. The remaining proceeds were used for general corporate purposes.

In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the first quarter of 2002. In accordance with SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the nine months ended September 30, 2002 to pre-tax income (see Note 8).

During March 2003, the Company amended its revolving credit facility to reduce the available credit limit from $25.0 million to $15.0 million. This reduction better matches the Company’s current liquidity needs and provides further cost savings. During the third quarter of 2003, the revolving credit facility was further amended to allow the Company to execute a share repurchase program not to exceed $10.0 million.

During the second quarter of 2003, the Company issued 1,460,000 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A Warrants (1.0 million shares at an exercise price of $3.19 per share) and Series B Warrants (460,000 shares at an exercise price of $3.16 per share). Proceeds from the conversions amounted to $4.6 million. Additional equity activity during the second quarter of 2003 related to issuances of common stock under our Employee Stock Purchase Plan and stock option plans.

The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and controlling expenses. We believe that our cash flow from operations, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2003. If operating results are unfavorable we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements. These additional sources would include our $15.0 million revolving line of credit, which is available based on certain accounts receivable and inventory balances.

BACKLOG

As of September 30, 2003, the Company had backlog of $69.9 million, compared to $91.8 million at September 30, 2002. The decrease in backlog is primarily related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.

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

A substantial portion of the Company’s revenue and capital spending is transacted in U.S. dollars. However, the Company does at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian Real and other Asian and European currencies. Beginning in June 2002, the Company resumed its foreign currency risk management strategy, which had been suspended starting in the fourth quarter of 2000 due to credit limitations imposed by the Company’s banks. As a policy, the Company hedges the translation of its net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company enters into forward or option contracts with its bank or other financial institutions to accomplish its hedging strategy. At September 30, 2003, the Company had foreign currency forward contracts outstanding in the amount of $31.8 million, denominated principally in the Brazilian real, British pound, Swedish krona, Chilean peso, and Australian dollar. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses. See Net Interest, Foreign Currency Losses and Other Items section above.

The Company does not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Hypercom management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, Hypercom management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation. Subsequent to this assessment, management determined that an accounting error had occurred in a prior year at one of its foreign subsidiaries, and that prior period financial statements needed to be restated, as described in Note 10 to financial statements in this Form 10-Q. Management has commenced an evaluation of this matter to determine if any changes to its disclosure controls and procedures are required.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amendment No. Ten dated August 14, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

10.2	Amendment No. Eleven dated August 28, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

10.3	Amendment No. Twelve dated October 1, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

10.4	Amendment No. Thirteen dated October 31, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

11.1	Statement re Computation of Earnings Per Share *

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

(b) Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

a)	Form 8-K dated July 25, 2003, furnishing under Item 9 and Item 12, the Company’s press release, dated July 25, 2003, announcing the Company’s results of operations for the quarter ended June 30, 2003; and

b)	Form 8-K dated August 15, 2003, furnishing under Item 5, the Company’s press release, dated August 15, 2003, announcing that the Board of Directors approved a stock repurchase program of up to $10 million in common stock and that George Wallner and Paul Wallner, the Company’s founders, each sold 7 million shares of their personal holdings in the Company to institutional investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 13, 2003	By: /s/ John W. Smolak

John W. Smolak

Executive Vice President, Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amendment No. Ten dated August 14, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

10.2	Amendment No. Eleven dated August 28, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

10.3	Amendment No. Twelve dated October 1, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

10.4	Amendment No. Thirteen dated October 31, 2003, to Loan and Security Agreement dated July 31, 2001 by and among Hypercom Corporation, certain of its subsidiaries and Wells Fargo Foothill, Inc.*

11.1	Statement re Computation of Earnings Per Share *

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.