Form 10-K
period 2003-12-31
HYPERCOM CORP
filed 2004-03-15
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-13521

Hypercom Corporation

(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2851 West Kathleen Road

Phoenix, Arizona 85053
(Address of principal executive offices) (Zip Code)

(602) 504-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $203,373,676 as of June 30, 2003 (based on the closing price of the common stock on the New York Stock Exchange on that date).

      Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 5, 2004, was 50,641,879.

DOCUMENTS INCORPORATED BY REFERENCE

     Material from the Company’s Proxy Statement relating to its 2004 Annual Meeting of Stockholders has been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.     Business

General Description

      Hypercom designs, manufactures and sells end-to-end electronic payment solutions, including point-of-sale (POS)/point-of-transaction terminals, peripheral devices, transaction networking devices, transaction management systems and application software, and provides related support and services. We have a global presence. Our customers include large domestic and international financial institutions, electronic payment processors, independent sales organizations, distributors, resellers and merchants. We also provide electronic transaction solutions to vertical markets, such as government, education and healthcare that require reliable, secure, high-speed and high-volume information/data transfers.

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

History and Business Profile

      We are the successor to an Australian company founded in 1978. Our operations were primarily focused on Asian markets until 1987 when the company expanded its operations into the United States as a result of being awarded contracts to supply advanced technology POS terminals and related network systems to American Express. Commencing in the early 1990s, we expanded our operations into Latin America and Europe to take advantage of their increasing usage of credit and debit cards and the successful performance of our POS products in a less developed telecommunications environment. In 2003, international revenues accounted for approximately 67% of our total revenues from continuing operations.

      Hypercom was reincorporated in 1996 under the laws of Delaware, and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the operations of the Australian corporation and its subsidiaries and affiliates. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange under the symbol “HYC”.

      With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices located in Australia, Brazil, Chile, China, Hong Kong, Hungary, Latvia, Mexico, Russia, Singapore, Sweden and the United Kingdom. We also use distributors and value-added resellers to complement our direct sales organization.

Recent Business Developments

      Hypercom products are designed and customized to support the unique requirements of the electronic transaction industry with flexibility, reliability, security, speed and low total cost of ownership. In 2003, we introduced a number of new products that help us strengthen our existing product line and to penetrate new markets. These new products include:

•	Optimum, a portfolio of 32-bit, high-security, multi-application POS products that include card payment terminals, wireless, handheld terminals and personal identification number (PIN) pads. The first products in this family are the T2100, a stand-alone card payment terminal, the L4100, a terminal for the multiple checkout lane (multi-lane) retail environment, and the M2100, a wireless terminal that leverages the latest wireless communication technologies.

•	S9, a high security payment device that reads both smart cards and magnetic stripe cards and can be used as a hand-over countertop PIN-entry device to enable merchants to take advantage of increased PIN-based card transactions.

•	ICE 6000Plus, a terminal for multi-lane retailers with reconfigured connectivity ports for easier in-lane configuration options.

•	Enhanced Plus family of card payment terminals with market-requested features, such as 3-inch paper rolls for larger print on receipts, 56K modems for fast application downloads, and Ethernet ports for added connectivity options for retailers.

•	HFT 500 family of outdoor card payment terminals and technology for the quick service restaurant (QSR) market, a fast growing segment of the POS market.

      In recognition of our technological leadership, market advances and customer focus in the electronic payments industry, we received two significant awards in 2003:

•	In March 2003, VISA EU (European Union) and CEMEA (Central Europe, Middle East and Africa) awarded us its Chip Vendor of the Year Award.

•	In April 2003, Frost & Sullivan awarded us with the Market Engineering Company of the Year for the second consecutive year.

Recent Financial Developments

      During 2003, we continued to strengthen our balance sheet and improve our long-term profitability. Throughout the year, we:

•	Increased cash flow and our cash position as we continued to maintain our previous acceleration of the collection of accounts receivable and inventory turnover as a result of an increased focus on cash flow from operations. Additionally, we disposed of non-core peripheral assets and divisions, resulting in increased cash balances and working capital.

•	Expanded our foreign currency hedging program to include additional currencies and further mitigate translation exposures resulting from foreign operations.

•	Improved the core business cost structure by maintaining an appropriate level of general operating costs, increasing manufacturing efficiencies, reducing component costs, and re-engineering product design resulting in improved gross margins and operating profit.

•	Restructured our senior secured credit facility to a cash secured $10 million revolving line of credit with our primary lender to eliminate the majority of the restrictions and financial covenants contained in the original agreement as well as to significantly reduce the fees associated with it. We did not borrow against our line of credit in 2003 and the only significant long-term debt remaining is a real property mortgage.

      In July 2003, we completed the sale of our Horizon Group subsidiary. This transaction was part of our strategy to dispose of under-performing assets and was the final component of our corporate restructuring effort announced in September 2002.

      In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock. As of the end of fiscal 2003, the Company had repurchased 60,000 shares of common stock at an average price per share of $4.50.

      In August 2003, our co-founders, Paul and George Wallner, each sold 7 million shares of their personal holdings in Hypercom to institutional investors. These transactions diversified our shareholder base and addressed market concerns over potential large block sales. In connection with the sale, George Wallner resigned from our Board of Directors.

      In October 2003, we sold Golden Eagle Leasing, our direct finance lease subsidiary. This transaction was consistent with our strategy of disposing of operating units not aligned with our core business, simplified our business model and enhanced our ability to fund growth opportunities.

Hypercom® Products and Services

      We provide a complete range of products and services to our electronic transaction customers, including point-of-sale/point-of-transaction terminals, peripheral devices that effectively extend terminal capabilities, transaction networking devices, network access controllers, transaction environment software and a host of pre- and post-sale services.

     Point of Sale/ Point-of-Transaction Terminals

      Our terminals include stand-alone terminals, terminals integrated with host server or PC based systems, and wireless terminals. These terminals service a number of end-user environments, including that of the stand-alone merchant countertop, multi-lane retailer, temporary merchant locations and kiosks, quick service restaurants, outdoor drive-thrus, mobile units and operations requiring on-site portability such as rental car lots and restaurants.

      Our terminal products are designed to accept magnetic stripe cards, smart or chip cards, check truncation, conversion and imaging, and radio frequency (RF) transmitting devices. Terminal functionality ranges from routine tasks, such as credit or debit authorization, electronic receipt capture and electronic batch submission and settlement, to more advanced functions, such as interactive customer coupon and loyalty programs, issuance of gift and prepaid cards, signature capture, time and attendance, electronic benefits transfer and identification verification.

      The peripheral device products that interface with our terminals include printers, PIN pads, check readers, receipt capture devices, identity verification devices and external modems.

      Hypercom Optimum. Our Optimum family of products is the next generation of payment terminals that combine speed and security with the ability to support multiple applications. Optimum terminals contain a 32-bit processor for enhanced multi-application performance. These products have been designed to deliver superior performance in a cost-effective manner. The first products in this family are the T2100, a desktop terminal, the M2100, a mobile terminal that leverages the latest wireless communication technologies, and the L4100, a compact, high-performance signature capture card payment terminal specifically designed for multi-lane retailers.

      Hypercom ICE™. Our Interactive Customer Environment (ICE) family of products consists of high performance, multi-function touch-screen terminals incorporating a high-speed thermal printer and our Hypercom FastPOS® modem technology. Our ICE terminals provide financial transaction technology incorporated with a highly interactive and intuitive user interface to support sophisticated transactions with minimal user training.

      ICE terminals support multiple payment options such as magnetic-stripe charge, credit and debit cards, smart cards and paper check conversion. They enable retailers to take advantage of value-added services such as electronic gift, cash and promotion/loyalty cards, prepaid, payroll or government check cashing, age and/or ID verification, and on-screen/on-terminal advertising. They also support administrative activities such as electronic receipt capture, time and attendance, email and electronic statements. The advanced technology and breadth of the ICE product line not only accommodates the aforementioned expanded applications at the point-of-sale transaction, but also enables the deployment of our terminals in non-traditional markets, such as government, education and health.

      Products in the ICE family include the ICE 5000, ICE 5500 and ICE 5700, the ICE 5500M and the ICE 6000 for the multi-lane retail environment, ICE 6500, the ICE 4000 for wireless transaction environments and the Windows CE-based ICE 7000, for health-care, electronic benefit transfer and industrial-commercial markets.

      Hypercom T7. Our T7 family of terminals is a well established product line in the POS industry, with more than three million units sold since its introduction in 1994. The T7 series combines an intuitive user interface, one-step initiation of all daily functions and transaction types, multiple peripheral options, and high-performance communications. The T7 family offers a low-cost terminal option for credit, debit, smart cards and specialized financial applications through its extensive software application library.

      Hypercom Financial Terminals (HFT). Our HFT family of products protects the entry of PINs and secures both data input and data transmission according to standards set by international payment bodies, regulatory authorities and banking associations. Our HFT 500 series of high-security PIN pads and card acceptance devices can be used either indoors or out, are easy to operate and enable fast, secure verification of both card and cardholder, and is currently the outdoor component to our quick service restaurant drive-thru solution for this rapidly developing segment of the POS market. Our HFT 900 series is a family of electronic purse loading devices that allow cardholders to easily load additional funds from their bank accounts onto their electronic purse or stored value smart cards.

      Hypercom Plus. Our Plus family of products consists of enhanced versions of our T series and ICE product lines. These products incorporate the Hypercom SureLoad® printer, a new thermal printer that incorporates fast, easy loading of paper rolls. The Plus products also have integrated PIN pads and the ability to read traditional magnetic stripe cards and smart cards. The T7Plus is the next generation of the Hypercom T7P and combines the reliability of the T7P with increased functionality and speed. The ICE 5500Plus includes all of the features and functionality of the ICE 5500, with the addition of the SureLoad printer and an integrated PIN pad. The ICE 5700Plus combines the ability to do check conversion and credit/debit/chip card transactions in one, convenient, easy-to-use device. The ICE 6000Plus includes improved connectivity design for easier integration into multi-lane retail environments.

      The ICE product family accounted for 38% of our terminals shipped in 2003, with the T series family comprising the remaining 62%. The Optimum product family was introduced in late 2003, with sales commencing in 2004.

Transaction Network Solutions

      Our networking products and services are specially-designed to support the unique requirements of both high volume and high value transaction based networks, whether they are the traditional retail point-of-sale or other industry verticals such as financial/ ATMs, petroleum, gaming/lotteries, government and healthcare. Regardless of end use, all Hypercom networks are designed for speed, reliability and security. Our transaction network solutions not only sustain the value and extend the life of legacy networks, but also provide a clear migration and evolution to internet enabled communications.

      Our networking family of products consists of Network Access Controllers (NACs) that provide the networking hardware technology and communications infrastructure necessary to achieve connectivity in the POS environment. NACs are intelligent communications devices that provide a wide range of digital and analog interfaces, line concentration, protocol conversion, data concentration, transaction routing, backup transmission paths and multiple device interface capabilities that allow access to high-performance data communications networks. Our networking products have been shown to reduce operating costs and protect our customers’ investments in current legacy networks. Specific recent developments in our network offerings include:

•	Rapid acceptance of the MegaNAC® 180, the next generation of dial access concentrators. The MegaNAC 180 is actively being implemented in major North America locations and others to support the market’s new speed and security requirements, while still meeting the challenge of successful, secure delivery of high-volume and high- value transactions.

•	Creation of EFTSecNACTM, a comprehensive network system which protects against “line-tapping” fraud on the terminal transmission line by securing the line between the terminal and the network.

Transaction Management/Application Software

      We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management.

      Terminal Application Software. We work closely with our customers to develop standard and customized applications that operate on our terminals. To date, we have developed over 80 terminal software applications, ranging from entry-level credit and debit solutions to complex systems that support a comprehensive range of electronic payment and medical transaction functions. Among these software applications are specialized applications for specific markets such as lodging, restaurants, multi-lane retail and health care. In 2003, we released HyperWare® 08A, a multi-function POS software application which provides support for payment-based and valued-added applications, such as gift/loyalty cards and check conversion.

      Terminal Management Software. Every Hypercom-produced terminal application has a management and control module that interacts with our Term-Master® Terminal Network Management System. Term-Master is designed to provide mission-critical functionality to users of our terminals. Term-Master is the basis for an integrated terminal management approach that centrally supports multiple merchant locations, remote and automated downloading of terminal application software, multiple application software management, merchant terminal set-ups, and performance monitoring and on-line diagnostics. Term-Master provides a highly-efficient and cost-effective system for administering terminal functions in multiple locations. Our product offerings in terminal management range from the basic functionality offered in our new condensed Term-Master, to an Internet-provided and managed system in I-Term-Master, to the complete terminal management system, Term-Master Suite.

      Network Application Software. We work closely with our customers to develop standard and customized applications that operate on our network products. To date, we have developed over 400 network software applications. Our Hybrid Transport Switching Protocol (HTSP) provides a secure routing protocol that allows for the transparent transport of diverse applications using multiple wide area network connections. HTSP and Hypercom network products are currently supporting the global transactions of Europe’s largest bank.

      Network Management Software. Every network application software program we produce includes a management and control module that interacts with our HypercomView™ (formerly IENView®) Network Management System. HypercomView sets new standards in graphical user interface (GUI) based management for detail, ease and speed. Its easy-to-read screens and maps help network managers configure, administer, and troubleshoot complex POS and data networks.

Services and Customer Support

      We are committed to providing a high level of service and support to our customers in a cost-effective manner. We provide a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs. In the U.S., we provide consulting services to assist with strategies and alternatives for POS payment systems, assist in the design, installation, integration and management of POS payment systems, and design customized software applications. We also provide deployment, training, technical assistance, help desk, and maintenance along with formal training programs for engineers, developers and systems administrators. We also provide to our customers, either directly or through third party merchant service providers, value-added services such as deployment and customized packaging services, PIN pad encryption, equipment and asset management, merchant training, system upgrades and conversions, help desk services, and terminal repair and refurbishing.

      Internationally, we offer support services directly or through our distributors or other third party providers. The level of services available varies by region. For example, in Brazil, we provide full on-site support services such as installation, training, repairs and help desk services. In other markets, we maintain smaller direct support operations and provide only help desk services and repair services. In these markets, we contract with third party providers to provide more extensive support services.

      In the U.S., we provide up to a five-year warranty on our POS terminal products and a one-year warranty on other products. We believe our five-year warranty on POS terminal products results in a lower total cost of ownership than competitors’ products and contributes significantly to our reputation for providing high-quality, reliable products. Internationally, our warranty is typically one year for terminals and 90 days for printers and other peripherals.

Customers

      POS Products. In the U.S., our customers are predominantly large domestic and international financial institutions, electronic payment processors, independent sales organizations, credit card companies, distributors, resellers and merchants. The majority of our U.S. customers resell our products to end-users, which are typically small and mid-sized retail businesses and multiple retail stores of large corporations. Outside the U.S., we sell primarily to large banks and financial institutions that provide our products to their end-users.

      Network Products. Our Network Systems customers generally consist of large financial institutions, retailers, lotteries, electronic payment processors, resellers and other enterprises that have substantial branch networking requirements spanning an average of 200 sites, and want to leverage their existing equipment by connecting to networks.

      In any given year, select customers may account for a significant percentage of net revenue. For the year ended December 31, 2003, First Data Corporation and its affiliates accounted for 9.3% of our consolidated net revenue. Including First Data Corporation, our two and five largest customers accounted for 16.3% and 24.6% of our consolidated net revenue, respectively.

Industry Trends

      The electronic transaction industry is subject to growth cycles. The trends that impact the industry include the following:

•	Increased awareness of new communications technologies and how to harness them effectively;

•	Wireless Wide Area Networks using high-speed technologies such as GPRS, GSM and Bluetooth®, that deliver card payment devices that are “always on”;

•	Internet enabled communications for POS terminals;

•	Increasing adoption of computer chip or “smart” cards that store value and information or secure token, particularly in Europe and more recently in Latin America and Asia;

•	Increasing popularity of debit cards that require country specific high-security technology;

•	Adoption of card payment in the quick service restaurant industry;

•	Use of POS systems in vertical industries, such as health care and the electronic payment of government benefits;

•	Significant and increasing opportunities to replace or upgrade the existing POS terminal base to support the more enhanced functionality and product features increasingly demanded in the marketplace; and

•	Expected POS industry growth opportunities in China, India and Russia and other developing countries.

Sales, Marketing and Distribution

      We sell our POS payment system solutions domestically through our direct sales force and independent third-party resellers, including financial institutions, electronic payment processors, service providers and distributors, and internationally through financial institutions and distributors.

      Access to the industry’s channels for marketing, sale and distribution, and to value-added resellers, is a critical factor for achieving success as a provider of POS products. We have leveraged our extensive and long-standing relationships in the industry with banks, card associations, processors, independent sales organizations, value-added resellers and others to complement our sales efforts.

*	Bluetooth is a registered trademark of Bluetooth SIG, Inc.

      Our general marketing strategy is coordinated from our Phoenix, Arizona headquarters; however, each region develops programs to meet the needs of their local markets. Components of our marketing program include trade shows, news releases, editorial interviews, industry analyst briefings, speaking platforms/engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters supported by our marketing, public relations and technical publications group.

      Product development and strategy are also coordinated from our Phoenix headquarters. Our sales, marketing, manufacturing and engineering groups work closely with the regions to accommodate the needs and provide product solutions specific to local and individual customer requirements.

      Our value-added reseller channel is comprised of resellers and developers that support vertical and specialty markets such as retail/ restaurant, e-commerce and gaming. The applications being developed by our partners are a complement to those applications we develop internally and effectively extend our market penetration while also reducing our cost of software development.

Manufacturing

      Our primary manufacturing operations for the manufacture of POS payment systems are conducted in China. Our wholly-owned Chinese subsidiary controls the planning, final assembly and final product testing, while using a subcontractor for subassembly processes. This maximizes asset utilization while providing significant flexibility. In the third quarter of 2002, we terminated our direct manufacturing operations in Brazil and contracted with a leading electronics manufacturing services provider to provide these services. This decision enabled us to eliminate a fixed cost in favor of a more variable expense structure, leverage the operating efficiencies of a larger global manufacturer, reduce our working capital requirements, including the use of cash, and mitigate our foreign currency exposure. We outsource the manufacture of our HFT family of products in Sweden through a third-party manufacturer. In the United States, we use a third-party contract manufacturer in the Phoenix, Arizona area for our networking products.

      To control product costs, we centrally manage product documentation and material requirements planning from our Phoenix facility, utilizing an integrated computer system linking all Hypercom manufacturing and design centers. Centralized management of the planning processes, combined with regional-market procurement, allows us to ensure quality components are used in our products, take advantage of volume discounts and maximize customer responsiveness. Our product development and manufacturing organizations engineer and test our new products to recognized performance, quality and regulatory standards.

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

Research and Product Development

      Since our inception, we have made substantial investments in research and development. With respect to our POS payment system and transaction networking products, our development efforts are focused on products, including both hardware and software, that support new technologies and payment products emerging in the electronic transaction industry. We work closely with our customers to define new product concepts and identify emerging applications for both our hardware and software products. Development projects are evaluated through a management review process and assigned to our development centers based upon the potential value of the target markets, as well as the technology, staff resources and engineering expertise requirements. Bringing quality products to market in a timely manner is a primary objective of all our product development initiatives.

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

      In the periods ended December 31, 2003, 2002 and 2001, our research and development expenditures from continuing operations were $24.2 million, $24.7 million, and $28.1 million, respectively. To date, a substantial majority of our research and development costs have been expensed as incurred.

Seasonality

      The POS equipment business is seasonal with net revenue and results of operations typically stronger from July to December. This seasonality is generally attributable to the following factors:

•	Increased POS purchases to satisfy increased retail demand during the holiday season;

•	Incentive programs that VISA and MasterCard offer from July to December to encourage merchants to offer card-based payment systems;

•	Allocation of customers’ capital budgets by the end of March, with volume shipments beginning in July; and

•	Timing of new product availability.

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

•	In the POS terminal market, our global competitors are Ingenico, a France-based company, VeriFone, Inc., a privately-held domestic company, and Lipman, an Israel-based, publicly-held company. According to The Nilson Report (September 2003), the top three manufacturers (Hypercom, VeriFone and Ingenico) accounted for approximately 65% of POS terminals shipped in 2002, while 46 other manufacturers accounted for the remaining 35%. In any particular market, we may also find ourselves in competition with participants that compete on either a regional or local country basis, within certain market segments or with a limited range of products and services.

•	In the multi-lane POS market, we offer terminals designed specifically for the multi-lane retailer environment. Our multi-lane terminals compete with integrated electronic cash register/ POS terminal products from companies such as IBM, Siemens, NCR, ICL and Micros.

•	In the transaction network products market, our primary competitors are Cisco and UTStarcom, both of which are U.S.-based.

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

      Other parties may independently develop products or technologies that are equivalent or superior to those of Hypercom, and the patents, trademarks, copyrights, confidentiality agreements and internal safeguards upon which we rely may not be adequate to protect our interests.

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

Employees

      As of December 31, 2003, we employed 1,059 persons, including 444 in the U.S. (50 in manufacturing, 88 in service and support, 62 in sales and marketing, 147 in research and development and 97 in finance and administration). The remaining 615 employees were in international locations.

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

Executive Officers of the Registrant

      The following are the executive officers of the Company as of March 1, 2004:

      Christopher S. Alexander, 55: Chairman of the Board of Directors since July 2002; President and Chief Executive Officer since November 2000; July 1999 to October 2000, President of Hypercom Transaction Systems Group; 1998 to 1999, Chief Operating Officer, Hypercom Corporation; 1993 to 1998 Chief Operating Officer of Hypercom International.

      John W. Smolak, 55: Executive Vice President, Chief Financial and Administrative Officer since April 2002; September 2000 to March 2001, Chief Financial Officer of Suburban Propane L.L.P., a distributor, Whippany, New Jersey; January 1999 to September 2000, Senior Vice President Finance and Administration and Chief Financial Officer of 1-800 Flowers.com, a retailer, Westbury, New York; and February 1995 to May 1998, Senior Vice President and Chief Financial Officer of Lechters, Inc., a retailer, Harrison, New Jersey.

      William A. Dowlin, 57: Executive Vice President, Product Development and Manufacturing, since November 14, 2003; President, Hypercom Manufacturing Resources, Inc., since July 1, 1997.

      Guilherme Blumenthal, 43: Executive Vice President, Sales and Operations, since November 14, 2003. October 2000 to October 2003, Senior Vice President, Finance and Operations, Transaction Systems Group, Hypercom Corporation; August 1999 to September 2000, Senior Vice President and General Manager, Hypercom Latin America; January 1999 to July 1999, Chief Operations Officer, Hypercom Latin America; August 1997 to January 1999, Chief Operations Officer, Hypercom Brazil; January 1997 to July 1997, General Manager of Netset, a services company in Brazil, following its acquisition by Hypercom; March 1995 to December 1996, founder and operator of Netset in Brazil.

      Douglas J. Reich, 60: Senior Vice President since January 2004; Chief Compliance Officer since May 2003; General Counsel and Secretary since November 2001; and July 1996 to January 2001, Senior Vice President, General Counsel and Secretary of Wavo Corporation, a digital media services provider, Phoenix, Arizona.

Item 2.     Properties

      Our corporate headquarters are located in Phoenix, Arizona, where we own an approximate 142,000 square foot building that is also utilized for research and development, design, prototype manufacturing, testing, and repair. We lease an adjacent 23,800 square foot building, which is used primarily for our network solutions products and services, pursuant to a lease that expires August 31, 2011.

      We own an approximate 23,000 square foot office floor in Hong Kong that is utilized for administrative, sales and support, and manufacturing support services. We own an approximate 102,000 square foot facility in Brazil that is utilized for administrative, warehouse, distribution, and sales and support services that is currently being held for sale.

      We utilize a third party contract manufacturer in Shenzhen, China for the manufacture and sub-assembly of certain of our products. This manufacturer also provides space in its facility for use by us in conducting the final assembly of these products.

      We also lease various facilities in Arizona, Florida, Georgia, Texas, Australia, Chile, China, Hungary, Japan, Latvia, Mexico, Puerto Rico, Russia, Singapore, Sweden, and the United Kingdom, for sales, support, representation, and research and development activities.

      We believe that our facilities are adequate for our current operations and will be sufficient for the foreseeable future.

Item 3.     Legal Proceedings

      The Company currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or, in cases for which injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs or future periods.

      Brazilian Central Bank Administrative Proceeding. In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (Bank) commenced an administrative proceeding against the Company’s subsidiary, Hypercom do Brasil Industria e Comercio Ltda. (“HBI”), alleging that it is subject to a fine totaling R$197,317,538 (equivalent of U.S. $68,233,466 as of December 31, 2003) for failing to pay Hypercom, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. We understand that the Bank has also instituted similar actions against the Brazil subsidiaries of other U.S. corporations. In July 2002, HBI petitioned the Federal Civil Court in Sao Paulo, Brazil to have the administrative proceeding suspended and the applicable provision of the Brazilian law declared unconstitutional. In August 2002, the Court rejected HBI’s motion for an injunction and HBI filed an interlocutory appeal. In September 2002, the Judge reviewing the interlocutory appeal issued a preliminary decision granting a stay of the administrative proceeding. Also in July 2002, HBI filed an administrative defense with the Bank, which is presently under review and subject to no deadline. In May 2003, the Federal Civil Court rendered judgment dismissing HBI’s petition for a Writ of Mandamus. In June 2003, HBI appealed this judgment. HBI’s counsel in both proceedings has advised the Company that, in their opinion, the fine is confiscatory in nature and illegal, and does not believe that such fine will be charged on the amount established by the Bank.

      Colleen E. Ryan v. Hypercom Corporation, et al. In June 2002, the Arizona Court of Appeals ruled on the appeal of this former employee from a decision of the Superior Court of Maricopa County which had granted summary judgment in favor of the Company and dismissed the employee’s sexual misconduct claims against the Company, a former executive, and a current executive, based on the enforceability of a settlement agreement with such employee. The Court of Appeals reversed the lower court’s ruling and held that the factual issues related to the Company’s motion to enforce the settlement agreement must be decided by a jury, rather than the court, and remanded the case back to the trial court for further proceedings. The Company sought review of that decision by the Arizona Supreme Court, which denied the petition in January 2003. The case was then remanded to the trial court for further proceedings. A jury trial with regard to the enforceability of the settlement agreement has been set for April 2004. If required, a separate jury trial will be held at a later date with regard to the other claims of the plaintiff’s complaint.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company did not submit any matters to a vote of shareholders during the fourth quarter of 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the common stock as reported on the NYSE.

	High	Low

Year Ended 12/31/03
First Quarter	$4.37	$2.75
Second Quarter	4.98	3.84
Third Quarter	5.68	4.00
Fourth Quarter	5.59	4.50
Year Ended 12/31/02
First Quarter	$7.95	$5.05
Second Quarter	7.70	5.85
Third Quarter	7.41	2.86
Fourth Quarter	4.01	1.53

      The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings for its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

      As of March 5, 2004, we had approximately 87 stockholders of record and approximately 4,963 beneficial shareholders.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Approximate Dollar
			Shares Purchased	Value of Shares
	(a) Total	(b) Average	as Part of	that May Yet Be
	Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Plans or Programs	Plans or Programs

Month #1
October 1, 2003 to October 31, 2003	—	—	—	—
Month #2
November 1, 2003 to November 30, 2003	—	—	—	—
Month #3
December 1, 2003 to December 31, 2003(1)	60,000	$4.50	60,000	$9,730,080

Total	60,000	$4.50	60,000	$9,730,080

(1)	Purchase made pursuant to repurchase program announced on August 15, 2003. Under the terms of the plan, the Company is authorized to purchase up to $10 million of common stock.

Item 6.     Selected Financial Data

      In 1999, we changed our fiscal year end to December 31 from June 30. This change was effective December 31, 1999. The following table contains selected consolidated financial data for the year ended June 30, 1999, the six months ended December 31, 1999 and the years ended December 31, 2000, 2001, 2002 and 2003, derived from our audited consolidated financial statements. The selected consolidated financial data for the twelve months ended December 31, 1999 was unaudited, but was derived from the audited consolidated financial statements for the six months ended December 31, 1999, combined with our unaudited financial statements for the six months ended June 30, 1999. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance. (In thousands, except share data and percentages).

		Six Month Period	Twelve Months
	Year Ended	Ended	Ended	Years Ended December 31,
	June 30,	December 31,	December 31,
	1999	1999	1999	2000	2001	2002	2003

		(restated)	(restated)	(restated)	(restated)	(restated)
Statements of Operations Data:(9)
Net revenue	$238,722	$133,228	$243,026	$269,214	$236,773	$244,965	$231,514
Costs of revenue(1)	121,549	67,650	126,524	164,149	145,292	153,609	135,484

Gross profit	$117,173	$65,578	$116,502	$105,065	$91,481	$91,356	$96,030

Percent of net revenue	49.1%	49.2%	47.9%	39.0%	38.6%	37.3%	41.5%
Research and development	$30,249	$19,637	$34,036	$38,666	$28,107	$24,744	$24,163
Selling, general, and administrative	72,250	41,990	80,126	82,078	63,547	57,888	58,832
Restructuring charges(1)	—	—	—	—	—	4,434	—

Total expenses	$102,499	$61,627	$114,162	$120,744	$91,654	$87,066	$82,995

Income (loss) from continuing operations	$14,674	$3,951	$2,340	$(15,679)	$(173)	$4,290	$13,035

Income (loss) before discontinued operations and cumulative effect of change in accounting principle(2)(3)(4)	$9,186	$4,495	$1,500	$(25,751)	$(11,668)	$(24,502)	$3,965

Income (loss) from discontinued operations(5)(6)	(13)	(258)	(449)	(5,840)	(8,240)	(14,816)	7,233
Cumulative effect of change in accounting principle(7)	—	—	—	—	—	(21,766)	—

Net income (loss)	$9,173	$4,237	$1,051	$(31,591)	$(19,908)	$(61,084)	$11,198

Income (loss) per share:(8)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.27	$0.13	$0.04	$(0.75)	$(0.32)	$(0.53)	$0.08
Income (loss) from discontinued operations	—	(0.01)	(0.01)	(0.17)	(0.22)	(0.32)	0.14
Cumulative effect of change in accounting principle	—	—	—	—	—	(0.47)	—

Net income (loss) per share(8)	$0.27	$0.12	$0.03	$(0.92)	$(0.54)	$(1.32)	$0.22

Shares used in calculations	34,428	34,446	34,414	34,184	36,644	46,142	50,351
Balance Sheet Data:
Cash and cash equivalents	$36,727	$26,093	$26,093	$13,008	$19,769	$23,069	$65,415
Marketable securities	26,731	23,015	23,015	2,110	—	—	17,400
Working capital	162,152	155,843	155,843	73,429	126,088	128,179	156,742
Total assets	276,280	296,629	296,629	367,448	336,552	258,860	264,568
Short and long-term debt	10,878	10,830	10,830	100,391	67,888	25,025	9,857
Total shareholders’ equity	226,023	230,586	230,586	207,004	210,226	187,972	204,297

(1)	During the third quarter of 2002, we committed to a profit improvement plan which included the closure of offices around the world in favor of a more cost-effective distributor sales model and the termination of our direct manufacturing operations in Brazil. Restructuring charges in cost of sales include $2.0 million related to the write-down of inventories and other related costs. Restructuring charges of $4.4 million, which are separately stated, include $3.6 million related to the write-down of a building and other fixed assets to their estimated fair value and $0.8 million related to termination costs and other charges. See note 12 to the financial statements.

(2)	During the third quarter of 2000, we wrote-off our remaining $4.1 million investment in Cirilium Corporation, a joint corporate venture that we had formed in late 1999 with Inter-Tel Incorporated. Through September 30, 2000, we had accounted for our investment in Cirilium on the equity method and had reported $5.8 million in losses in connection with this investment. This write-off and the reporting of these losses, in the total amount of $9.9 million, contributed to our net loss for the year ended December 31, 2000.

(3)	In connection with the early retirement of two term loans, we recorded a $2.6 million loss on early extinguishment of debt. The loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with our term loans.

(4)	During 2002, we increased the valuation allowance on our deferred tax assets by $20.0 million, of which $16.0 million contributed to our loss before discontinued operations and cumulative effect of change in accounting principle and $4.0 million was recorded in discontinued operations related to Golden Eagle for the period ending December 31, 2002.

(5)	During the third quarter of 2002, the Company identified certain unprofitable businesses and, effective with the decision to hold these operating units for sale, recorded a loss of $8.0 million to write-down the assets to their estimated fair value. For comparative purposes, all prior operating results of these unprofitable businesses have been reclassified to reflect the results of operations in discontinued operations.

During 2003, the Company completed the disposition of all remaining operating units identified and initially held for sale in September 2002. In connection with the disposition of these operating units, the Company recorded a loss on sale of $3.2 million during 2003 comprised of a $0.3 million cash infusion made by the Company in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

(6)	Consistent with the Company’s strategy of disposing of operating units not aligned with its core business, the Company sold its direct finance lease subsidiary, Golden Eagle, effective October 1, 2003, for $30.0 million gross cash proceeds, and recorded a $7.0 million gain net of severance and other exit costs. As a result of the disposition, the net operating results of Golden Eagle have been reported within discontinued operations for all periods presented.

(7)	During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the transition provisions of SFAS 142, we evaluated our reporting units for impairment of goodwill and recorded a $21.8 million write-off primarily attributable to goodwill associated with the 2000 acquisition of Golden Eagle Leasing.

(8)	Per share data is diluted per share, except for the years ended December 31, 2000, 2001, and 2002, as the effect of common stock equivalents in those years was anti-dilutive.

(9)	Subsequent to the release of its operating results for the third quarter ended September 30, 2003, and prior to the filing of its Form 10-Q for the period, the Company identified $1.1 million of prepaid taxes at a foreign subsidiary not expected to be recoverable. Upon review of the transactions that gave rise to the amounts, the Company determined that these prepaid amounts related to transactions which had occurred in 1999 and 2000, and were not correctly interpreted by the personnel responsible for financial reporting and, as a result, were not correctly recorded in light of information that was available at that time. The Company has determined that this is an accounting error and should be corrected by restating the amounts previously reflected in the 1999 and 2000 financial statements. Accordingly, the Decem-

ber 31, 2002 balance sheet has been restated to reduce prepaid expenses and other current assets and increase accumulated deficit by $1.1 million, respectively. The Company reflected the results of this restatement in the 1999 and 2000 information presented. The correction resulted in the reduction of six months ended December 31, 1999 sales and net income by $1.1 million, respectively, and reduced earnings per share by $0.04. The year ended 2000 sales were reduced by $0.6 million, the net loss increased by $0.6 million, and net loss per share increased by $0.01 (see Note 2).

      For a presentation of certain of the above information on a quarterly basis for each of our four quarters refer to note 21 of our audited consolidated financial statements for the year ended December 31, 2003 and 2002 appearing elsewhere in this Annual Report on Form 10-K.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2003. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Exhibit 99.1 of this Annual Report on Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors,” in the discussion below and elsewhere in this Annual Report on Form 10-K.

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

     Revenue Recognition and Accounts Receivable

      Our sales relate to product shipments, which are recognized upon shipment of product pursuant to Staff Accounting Bulletin No. 101 and No. 104 “Revenue Recognition in Financial Statements” (SAB 101 and 104). Service revenues and revenues from long-term contracts are each less than 10% of our revenues. Although we meet the requirements of SAB 101 and 104 upon shipment of product and the recording of revenue, we continually evaluate our accounts receivable for any bad debts or product returns and make estimates for any bad debt allowances or product return reserves as the specific situations dictate.

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

     Direct-Financing Leases

      Direct-financing lease activity was reported in our direct-financing lease subsidiary, Golden Eagle. We sold Golden Eagle in the fourth quarter of 2003, recognizing a gain on sale of approximately $7.0 million. The gain and operating results of Golden Eagle for all prior periods presented have been recorded and reclassified, respectively, into discontinued operations in the consolidated statements of operations. The net investment in direct financing leases reported in the consolidated balance sheets at December 31, 2002 relates solely to Golden Eagle. In addition to the lease contract receivables and initial direct costs, the balance of net investment in direct financing leases contains an allowance for credit losses and an amount representing an estimate of the unguaranteed residual value of the equipment under finance lease. The balance of net investment in financing leases was subsequently realized at the time of sale, October 1, 2003.

     Sales-Type Leases

      Certain sales of product are sold under a capital lease arrangement, recorded as a sales-type lease in accordance with SFAS No. 13 Accounting for Leases, as amended. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. We maintain an allowance for estimated uncollectible sales type lease receivables at an amount that we believe is sufficient to provide adequate protection against losses in our sales-type lease portfolio. Our allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or credit conditions at our customers deteriorate, we may need to increase our allowance for uncollectible sales-type leases.

      In addition, as part of the initial recording of our sales-type leases, we estimate the unguaranteed residual value of the equipment under sales-type lease. This is the estimated fair value of the equipment that will be returned to or purchased from us at the end of the initial lease period. Our estimate of the residual value is based on industry standards and our actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.

     Long-term Contract Revenue

      We are involved in one long-term contract with the Brazil Health Ministry requiring substantial performance of customized software and hardware. We recognize revenues and an estimated gross profit upon the attainment of scheduled performance milestones under the percentage-of-completion method. We follow this method since the contract contains well-defined performance milestones and we can make reasonably dependable estimates of the costs applicable to various stages of our contract.

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

     Deferred Taxes

      During 2002, we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance due to the impact of a continued economic downturn on our estimated U.S. sourced future income. As a result, there are no remaining unreserved balances of deferred tax assets reported on the balance sheets as of December 31, 2003 and 2002. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, operating profits, in the tax jurisdictions giving rise to the deferred tax assets, become sustainable at a level that meets the recoverability criteria under SFAS 109 Accounting for Income Tax. The recoverability criteria in SFAS 109 requires our judgment of whether it is more likely than not, based on an evaluation of positive and negative evidence, that a valuation allowance is not needed. If in the future, positive evidence of sufficient quality and quantity overcomes the negative evidence, we would reverse all or a portion of the valuation allowance resulting in a decrease to our income tax expense in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and need for valuation allowances quarterly.

      The company does business in a number of different countries. Tax authorities may scrutinize the various tax structures employed by the company in these countries. We believe that we maintain adequate tax reserves, including our valuation reserve for deferred tax assets, to offset the potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense or reduction to our related valuation reserve would result. In addition, any potential tax liabilities that may arise upon audit could affect the individual items that comprise the company’s fully-reserved deferred tax asset balance.

     Contingencies and Litigation

      On an ongoing basis management monitors the need to provide an estimated loss contingency arising from normal operations or litigation matters. There are no such contingencies provided for at December 31, 2003. We rely on our in-house counsel and outside counsel to advise us about ongoing litigation matters. Based upon information available at this time, we believe our current litigation matters will not have a material adverse effect on the results of operations and our financial condition.

Overview of Financial Results

      The following overview will highlight certain key events and factors impacting our financial performance over the past three years:

     Year 2001

The year 2001 was highlighted by our focus on the performance deficiencies at Golden Eagle and our debt and equity activity. As discussed previously, Golden Eagle was sold in the fourth quarter of 2003, and consequently the operating results of Golden Eagle have been reclassified into discontinued operations for all periods presented.

One of our main objectives was to improve the financial performance of Golden Eagle. As a result of our continued focus on Golden Eagle, we recorded an incremental charge of $7.2 million in the first quarter of 2001 to strengthen credit reserves for certain segments of Golden Eagles’ direct finance lease receivables that had been specifically impacted by certain events of that economic period. This charge was recorded in costs of revenue and is included in the loss from discontinued operations for the year ended December 31, 2001.

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

In the first quarter of 2002, we completed the issuance and sale of common stock in a private equity offering. Net proceeds from the offering of $36.5 million were used principally to pay off high cost debt. As a result of the early extinguishment of debt, we recorded a loss on early extinguishment of debt relating to for the write-off of debt issuance costs in the amount of $2.6 million in the first quarter of 2002.

On January 1, 2002, we adopted SFAS No. 142 Goodwill and Other Intangible Assets. The adoption of SFAS 142 resulted in the complete write-off of goodwill balances, existing at January 1, 2002, in the amount of $21.8 million in the second quarter. In accordance with SFAS 142, this write-off was reported as a cumulative effect of change in accounting principle in the statement of operations.

During the third quarter of 2002, we increased our valuation allowance on our then remaining deferred tax assets by $20.0 million. The increase in the valuation allowance increased our tax expense attributable to both continuing operations and discontinued operations by $20.0 million. There were no remaining balances of deferred tax assets reported on the balance sheet as of December 31, 2002.

As discussed further in Management’s Discussion and Analysis and in the Notes to the consolidated Financial Statements, we undertook a profit improvement plan in 2002, which resulted in restructuring certain operations and holding other operations for sale as discontinued operations. The restructuring costs element of the plan were reported as expenses within income from continuing operations, while the losses from the discontinued operations are reported separately as part of our net loss. The restructuring charges totaling $6.4 million included write-downs to assets, including inventories and fixed assets, as well as accruals for severance and other operating expenses. Losses from discontinued operations totaling $14.8 million included $8.0 million in initial write-downs of assets to fair value, as well as the operating results of the discontinued operations during 2002.

     Year 2003

The year 2003 was highlighted by the completion of our profit improvement and restructuring plan initiated in September 2002 with a resulting improvement in operating and net income, strengthening of our balance sheet, and the sale of Golden Eagle.

Completing our restructuring plan during 2003 allowed us to focus on our core terminal and network systems business, which resulted in improved gross margins while maintaining operating expenses at levels appropriate to support the core business activities. Gross margins improved principally from continuing improvements in reducing costs in our core set of product offerings through reductions in material costs as well as improved manufacturing efficiencies. Operating expenses were essentially unchanged from 2002 reflecting a leveling off of spending to match our business model as contemplated under our profit improvement and restructuring plan initiated in September 2002.

In addition to improving our profits, we were able to strengthen our balance sheet as of December 31, 2003 compared to December 31, 2002. Improvements in our balance sheet are reflected in increased cash and short-term investment balances, elimination of current debt and increased working capital and stockholders’ equity. We continue to maintain a $10 million revolving line of credit, albeit there were no borrowings during 2003. These achievements are principally a result of our profit improvements, improvements in our accounts receivable days sales outstanding and inventory turnover, and the sale of Golden Eagle.

While we continued to experience improvements in the financial performance of Golden Eagle, we decided a direct-finance leasing operation was outside our core business and did not have a long-term role in our strategic plan. Consequently, we sold Golden Eagle in the fourth quarter of 2003 resulting in a gain of $7.0 million, with gross proceeds received of $30.0 million.

The following should be read in light of the matters highlighted in the Overview.

Results of Continuing Operations

      The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results.

	Year Ended December 31,

	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Costs of revenue	58.5	62.7	61.4

Gross profit	41.5	37.3	38.6
Research and development	10.4	10.1	11.9
Selling, general and administrative	25.4	23.6	26.8
Restructuring charges	—	1.8	—

Income (loss) from continuing operations	5.7	1.8	(0.1)
Interest and other expense, net of interest and other income	(1.0)	(1.5)	(4.3)
Loss on early extinguishment of debt	—	(1.1)	—
Foreign currency loss	(1.2)	(2.5)	(1.1)

Income (loss) before taxes, discontinued operations, and cumulative effect of change in accounting principle	3.5	(3.3)	(5.5)
(Provision) benefit for income taxes	(1.8)	(6.7)	0.5

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	1.7	(10.0)	(5.0)
Income (loss) from discontinued operations	3.1	(6.0)	(3.5)
Cumulative effect of change in accounting principle	—	(8.9)	—

Net income (loss)	4.8%	(24.9)%	(8.5)%

      Net revenue by geographic region is presented in the following table as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

Revenues by Region	2003	2002	2001

United States	33.0%	33.9%	36.9%
Latin America, including Mexico	18.5	26.6	29.5
Asia/ Pacific	17.4	15.7	14.4
Europe	31.1	23.8	19.2

Totals	100.0%	100.0%	100.0%

      The results of continuing operations discussed herein exclude the operations of the operating units being reported as discontinued operations (see Note 12 to the consolidated financial statements). Prior years’ results of continuing operations have been restated to reflect the discontinued operations on a consistent basis with 2003.

Comparison of Years Ended December 31, 2003 and 2002

      Net revenue for the year ended December 31, 2003 decreased $13.5 million or 5.5% to $231.5 million from $245.0 million in the same period in the prior year. Net revenues for 2002 include the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the first quarter of 2002, versus $1.4 million in revenue recognized under the same contract in 2003. Performance milestones under this contract were substantially less than the milestones achieved in 2002, as we have entered the maintenance phase of this contract. In addition, during 2003 the company transacted the sale of terminals that the Company had previously leased to a third party to derive rental income under an operating lease. The sale of these terminals was accounted for under a sales-type lease arrangement and contributed $2.4 million in revenues. Exclusive of the revenues for the Brazil Health Ministry contract in both years and the revenues under the sales-type lease arrangement in 2003, net revenues declined during the year ended December 31, 2003 by $8.7 million compared to 2002. This decline is due principally to a decline in Network Systems revenues associated with one of its largest contracts. Revenues under this contract in 2003 were essentially limited to software maintenance, while 2002 included both hardware deliveries and software maintenance. There can be no assurance that Network Systems will be able to replace this contract in the future with one of equal size or duration. Additionally, 2003 revenues were impacted by a soft global economy and uncertainties in the first half of 2003 associated with the conflict in Iraq.

      The remaining milestones under the Brazilian Health Ministry contract are expected to be completed during 2004, as we are in the final maintenance phase of this contract. However, as of December 31, 2003, we have identified and made a claim for approximately $6.7 million of revenue in excess of the agreed contract. We believe it is probable our claim will result in additional revenue and have reasonably estimated such amount in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. While the revenue related to these claims has not been recorded under our percentage-of-completion milestone approach, contract costs to be recovered by these revenue claims amounting to approximately $4.9 million have been deferred within other long-term assets at December 31, 2003 and 2002 and treated as normal costs of contract performance. If our revenue claim is denied or results in revenue less than our associated costs, our operating results would be significantly impacted.

      Net revenue from services activities, principally derived from POS support services, and from our long-term contract with the Brazilian Health Ministry, each comprised less than 10% of total net revenue in each of the years ended December 31, 2003 and 2002.

      Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. The costs of revenue for the year ended December 31, 2003 decreased $18.1 million or 11.8% to $135.5 million from $153.6 million for the year ended December 31, 2002. Gross margin for the year ended December 31, 2003 was 41.5% compared to 37.3% in the same period in the prior year.

      Both the change in cost of revenue and the gross margin were affected by various events in both 2003 and 2002. As discussed previously, 2003 included $1.4 million in revenue from the Brazilian Health Ministry contract versus $8.6 million recognized in 2002. This contract carries a fully absorbed operating margin currently estimated at 9.1% and thus can impact the overall margin percentage when revenues are inconsistent between periods. Further, 2003 gross margin benefited from the sale of fully depreciated terminals the Company had previously leased to a third party, contributing $2.4 million to the Company’s gross margin in 2003. Additionally, cost of revenues for 2002 includes the effects of restructuring charges in the amount of $2.0 million relative to our restructuring activity discussed below. Further, in connection with the Company’s transition of its manufacturing operations in Brazil to a contract manufacturer, certain sales orders in the Brazilian market were supplied from our factory in China for which importation and tax costs had the effect of decreasing the margin by approximately $0.8 million in 2002. The Company also wrote down inventory and incurred other incremental charges relative to assessments of net realizable value amounting to $0.7 million during the third quarter of 2002.

      Exclusive of the Brazilian Health Ministry revenues and related cost of revenues, the sale of fully depreciated terminals in 2003 and the restructuring and other charges incurred during 2002, as noted above, the gross margin for the year ended December 31, 2003 and 2002 would be 41.1% and 39.8%, respectively. The increase in 2003 is a result of our continued manufacturing and product cost reductions and improved pricing in certain service operations.

      Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the year ended December 31, 2003 decreased $0.5 million or 2.0% to $24.2 million from $24.7 million in the same period in the prior year. The spending in research and development was flat year over year due to our continued focus on a cost efficient approach to research and development. Present development activities are primarily focusing on reducing the component costs of existing product and to select new product introductions having a commercially feasible market demand.

      Selling, general and administrative expenses consist of sales and marketing expenses, administrative personnel costs, facilities operations and other corporate overhead. These expenses increased $0.9 million or 1.6% to $58.8 million for the year ended December 31, 2003 compared to $57.9 million in 2002. The slight increase principally represents certain additions to our direct sales activities as we identify new markets and promote new product offerings. The restructuring activity associated with 2002 is discussed further in the comparison of 2002 to 2001. During 2003, there were no new restructuring charges contemplated nor any additional restructuring charges incurred related to the restructuring plan initiated in 2002.

      The Company incurred $2.5 million in interest expense for the year ended December 31, 2003 compared to $4.2 million in 2002. Interest expense for 2003 consists primarily of interest expense on long-term borrowings and amortization of deferred financing charges. Interest expense for 2002 includes essentially the same elements as 2003 plus additional interest incurred on two term loans with principal balances totaling $18.6 million and a $3.1 million note from a former director and former stockholder outstanding during the first quarter of 2002. The term loans and note were paid off in March 2002 with proceeds we received from a private placement of common stock.

      Foreign currency losses totaling $2.8 million for the year ended December 31, 2003 were largely attributable to forward contract hedge premiums and local transaction losses in our Swedish subsidiary. Foreign currency losses for the year ended December 31, 2002 of $6.1 million related to the devaluation of the Brazilian real and Argentinean peso partially offset by gains in the British pound. The reduced loss is a result of a hedging program the Company has undertaken to mitigate foreign currency exposures. At December 31, 2003, the Company had foreign currency forward contracts outstanding in the amount of $34.4 million, denominated principally in the Brazilian real, British pound, Chilean peso and Australian dollar. Gains and losses on these contracts principally consisted of our mark-to-market adjustments, recorded in net earnings as foreign currency gains or losses.

      Income tax expense before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was $4.1 million for the year ended December 31, 2003 and $16.5 million for the year ended December 31, 2002. The income tax provision for 2003 is comprised of income taxes associated with the Company’s profitable foreign locations.

      As discussed in the Company’s 2002 Annual Report on Form 10-K, the Company recorded full valuation reserves against the Company’s unreserved deferred tax asset balance existing at September 30, 2002. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets in 2002, we have provided a further valuation allowance against any net increases in deferred tax assets which in 2003 consisted principally of U.S. net operating losses generated during 2003. Accordingly, the valuation allowances render the effective tax rates for 2003 and 2002 not meaningful. These valuation allowances are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. The valuation allowances are also subject to reduction to the extent the related net operating loss carryforwards and other deferred tax assets ultimately become unusable through expiration or additional assessments that could be made by various taxing jurisdictions.

      There was no income tax expense recorded in discontinued operations for 2003, as the income tax was offset by the reversal of valuation allowances previously placed against deferred tax assets allocated to discontinued operations during 2002. Income tax expense recorded in discontinued operations for 2002 was $4.0 million, and was primarily attributable to valuation allowances placed against Golden Eagle’s deferred tax assets.

Comparison of Years Ended December 31, 2002 and 2001

      Net revenue for the year ended December 31, 2002 increased $8.2 million or 3.5% to $245.0 million from $236.8 million in the same period in the prior year. Net revenues for 2001 include the effects of a $7.5 million reserve for a sales return. Exclusive of the sales return, 2001 net revenues would have been $244.3. Further, 2002 net revenues include the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during the first quarter of 2002, versus $1.6 million in revenue recognized under the same contract in 2001. Exclusive of the revenues for the Brazilian Health Ministry contract in both years and the sales return in 2001, net revenues declined during the year ended December 31, 2002 by $6.3 million compared to 2001. This decline is due principally to a decline in revenues in Network Systems revenues which was principally due to the fulfillment of substantial orders under one of its largest contracts throughout 2001. Deliveries under such contract declined during 2002 as the contract neared completion. There can be no assurance that Network Systems will be able to replace this contract in the future with one of equal size or duration.

      Net revenues from services activities, principally derived from POS support services, and from our long-term contract with the Brazilian Health Ministry, each comprised less than 10% of total net revenue in each of the years ended December 31, 2002 and 2001.

      Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. The costs of revenue for the year ended December 31, 2002 increased $8.3 million or 5.7% to $153.6 million from $145.3 million for the year ended December 31, 2001. Gross margin for the year ended December 31, 2002 was 37.3% compared to 38.6% in the same period in the prior year.

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

      Exclusive of the Brazilian Health Ministry revenues and related cost of revenues and the restructuring and other charges incurred during 2002, as noted above, the gross margin for the year ended December 31, 2002 and 2001 would be 39.8% and 38.8%, respectively. The increase in 2002 is a result of our continued manufacturing and product cost reductions and improved pricing in certain service operations.

      Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the year ended December 31, 2002 decreased $3.4 million or 12.1% to $24.7 million from $28.1 million in the same period in the prior year. The decreases over prior year are directly attributable to a more focused and cost efficient approach to research and development. Since substantially all development activities related to the introduction of the ICE product family and the ePic initiative are complete, the overall level of research and development activities has been reduced. Present development activities are primarily focused on reducing the component costs of existing product and to select new product introductions having a commercially feasible market demand.

      Selling, general and administrative expenses consist of sales and marketing expenses, administrative personnel costs, facilities operations and other corporate overhead. These expenses decreased $5.6 million or 8.8% to $57.9 million for the year ended December 31, 2002 compared to $63.5 million in 2001. This decrease reflects significant cost containment measures put into place during the third quarter of 2001 and carrying forward for all of 2002, along with restructuring related savings identified in the third quarter and realized, in part, during the fourth quarter of 2002. The cost containment measures and restructuring activities involve both a reduction in staffing as well as the curtailment of discretionary expenses.

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

      The restructuring charges encompassed write downs of fixed assets and inventory, one-time termination benefits and other miscellaneous accruals incurred in connection with the Company’s profit improvement plan. The following table sets forth the expected costs to be incurred with the activity, the amount incurred during the period and the ending liability as of December 31, 2002 (in thousands):

	2002 Expected	2002 Incurred	2002 Accrued

Restructuring charges in Cost of Sales
Write down of inventories and related costs	$2,033	$2,033	$100

Total restructuring charges in cost of sales	$2,033	$2,033	$100

Restructuring charges
Write down of building to fair value	$2,184	$2,184	$—
Write down of fixed assets to fair value	1,388	1,388	—
Write down of other assets to fair value	233	233	—
One-time termination benefits	482	482	134
Miscellaneous operating accruals	147	147	25

Total restructuring charges	$4,434	$4,434	$159

      There were no restructuring charges incurred in 2001.

      Income from continuing operations for the year ended December 31, 2002 increased $4.5 million to $4.3 million compared to a loss from continuing operations of $0.2 million for the same period in the prior year. The improvement in operating results is principally from the aforementioned improvement in gross margins coupled with the cost containment measures impacting both research and development and selling, general and administrative expenses.

      The Company incurred $4.2 million in interest expense for the year ended December 31, 2002 compared to $9.6 million for in the prior year. Interest expense for 2002 consists primarily of interest expense on long-term borrowings and amortization of deferred financing charges. Interest expense for 2001 includes essentially the same elements as 2002 and also includes amortization of $2.2 million in loan discounts from warrants issued and amortization of $0.7 million relating to a beneficial notes payable conversion feature, both related to our refinancing activity during 2001. In addition to these amortization charges, the reduction in interest expense in 2002 compared to 2001 is related to the repayment of two term loans totaling $18.6 million and a $3.1 million note from a director and principal stockholder during the first quarter of 2002. The repayment was facilitated by proceeds we received from a private placement of common stock in the first quarter of 2002. Relative to the decrease in interest expense, our total long-term debt decreased from $67.9 million at December 31, 2001 to $25.0 million at December 31, 2002.

      Other income (expense) in the amount of $0.3 million for the year ended December 31, 2002 consisted principally of losses on fixed asset sales and net credits relating to corporate overhead charges allocated to discontinued operations. Income and (expense) in the amount of ($1.2) million for the year ended December 31, 2001 consisted primarily of charges associated with requirements under our debt forbearance agreements and other default related costs of $1.4 million and net credits relating to corporate overhead charges to discontinued operations. During 2002, the Company was not in default with its lenders and accordingly did not incur similar default related charges. The corporate overhead charges to discontinued operations were ceased at the time the discontinued operations were declared held for sale in September 2002.

      Foreign currency losses totaling $6.1 million for the year ended December 31, 2002 were largely attributable to the devaluation of the Brazilian real and Argentinean peso partially offset by gains in the British pound. Foreign currency losses for the year ended December 31, 2001 of $2.6 million related to general currency declines in Europe and South America. There was no significant devaluation of currencies impacting 2001. Beginning in June of 2002, the Company resumed its foreign currency risk management strategy, which had been suspended starting in 2000 due to financial restrictions. At December 31, 2002, the Company had foreign currency forward contracts outstanding in the amount of $25 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consisted of our mark-to-market adjustments, recorded in net earnings as foreign currency gains or losses.

      During the third quarter of 2002, we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance of approximately $20.0 million. We further increased our valuation allowance in 2002 for net increases in deferred tax assets that occurred principally by 2002 charges to expense that are not currently deductible or recoverable. The increase in the valuation allowance was based on the weight of all available evidence, principally influenced by the continued U.S. derived losses in the third quarter of 2002 coupled with a continuing extension of the U.S. recession as well as cumulative U.S. derived losses in recent years. The U.S. derived losses in the third quarter of 2002 and cumulatively over recent years together with an uncertain economic outlook for the U.S., were deemed to be significant negative evidence. As a result, the Company determined it did not meet the “more likely than not” recoverability criteria in SFAS No. 109, Accounting for Income Tax, requiring positive evidence of sufficient quality and quantity to overcome the negative evidence in order to support a conclusion that a valuation allowance is not needed. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. There were no remaining unreserved balances of deferred tax assets reported on the balance sheet at December 31, 2002.

      In addition to deferred tax expenses, which principally relate to our valuation allowance increases, the income tax provision for the year ended December 31, 2002 was comprised of income tax expenses from foreign locations with taxable income and a current tax benefit for certain U.S. losses that can be carried back for refunds. As a result of this combination of occurrences, the effective tax rate for the Company in 2002 is not meaningful. The Company’s effective rate of income tax benefit on continuing operations was 9.9% for the year ended December 31, 2001. The income tax benefit rate in 2001 differed from the U.S. statutory rate principally due to foreign taxes attributable to profitable foreign operations that are less than the U.S. statutory rate, research and experimentation credits, the non-recognition of tax benefit on foreign currency translation losses and valuation reserves.

Liquidity and Capital Resources

      The Company has historically financed its operations primarily through cash generated from operations and from borrowings under a line of credit. The Company has also used borrowings under notes payable to fund working capital requirements and reduce its bank debt.

      Cash provided by continuing operations increased $10.8 million to $23.5 million for the year ended December 31, 2003 from $12.7 million for the year ended December 31, 2002. The increase in operating cash flow between 2003 and 2002 is principally due to the Company’s continued focus on maintaining its decreased working capital requirements as well as the receipt of a $9.1 million income tax refund related to a U.S. net operating loss carry back claim filed during the first quarter 2003. The decrease in working capital requirements principally relates to net changes in accounts receivable, inventory and accounts payable during 2003, which more favorably impacted operating cash compared to net changes in those same working capital items during 2002. The change in inventory and its favorable impact on operating cash flow reflects a decline in inventory levels due to manufacturing efficiencies and maintaining inventory levels to support our core products. Accounts receivable and accounts payable changes during the twelve-month period ending December 31, 2003 compared to 2002 reflect normal variations in the customer collection and vendor payment process. Offsetting those events and factors increasing operating cash flows, the Company continues to experience growth in its sales-type lease portfolio requiring the use of operating cash flow. The Company is currently evaluating financing or outside funding source alternatives to augment the use of operating cash flows to fund the sales-type lease activity.

      Cash provided by investing activities increased $17.7 million to $9.2 million for the year ended December 31, 2003 as compared to cash used in investing activities of $8.5 million in the same period a year ago. This increase is principally related to $32.5 million in cash proceeds received from the sale of the Company’s direct finance leasing business and other discontinued operations net of $17.4 million in excess cash reinvested in marketable securities during the 2003. Our current marketable securities primarily consist of various government agency debt securities and preferred equity securities. We classify these short-term investments as available-for-sale. As our cash flow from operations continues to grow, we may increase these investment balances. Capital expenditures declined $1.7 million from $6.0 million in 2002 to $4.3 million in 2003. Capital expenditures were higher in 2002 due to leasehold improvements incurred as a result of the relocation of the Company’s Brazilian manufacturing facility. During 2003, capital expenditures were principally for upgrades to computer software and equipment purchases. We currently intend to spend approximately $4.0 to $5.0 million during the next twelve months in capital expenditures principally to continue to upgrade computer software and hardware.

      Cash provided by financing activities was $3.0 million for the year ended December 31, 2003, compared to cash provided by financing activities of $4.3 million in the same period a year ago. This $1.3 million decrease is primarily attributable to the Company’s on-going efforts to reduce long-term debt. During 2003, the Company was able to significantly reduce its long-term debt to $9.9 million from $25.0 million at December 31, 2002, principally as a result of the sale of Golden Eagle. At December 31, 2003, working capital and cash were $156.7 and $65.4 million, respectively, compared to $128.2 and $23.1 million at December 31, 2002, respectively.

      On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private offering transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002.

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

      In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the first quarter of 2002. In accordance with SFAS 145, Rescission of FASB Statements No.4, 44 and 64, amendment of FASB Statement No.13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the twelve months ended December 31, 2002 to pre-tax income (see Note 11).

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

      Effective December 31, 2003, the Senior Secured Credit Facility was amended and restated to a fully cash secured arrangement in an effort to reduce costs and to further match the Company’s current liquidity needs. Under the terms of the amended and restated agreement, the Company is required to maintain a $25 million unrestricted cash balance and is limited on the amount of certain additional debt the Company can incur. Any borrowings under the revolving line of credit must be fully secured by an equal amount of cash. All other financial covenants and most of the restrictions under the former agreement were removed. The available credit on the revolving line of credit, which was previously reduced to $15 million during March 2003, was further reduced to $10 million under the amended and restated Senior Secured Credit Facility. The interest rate was reduced from the greater of 8% or prime plus 2%, to the greater of 4% or prime plus 1%. The amended and restated Senior Secured Credit Facility expires July 31, 2005. The Company had no advances on the revolving line of credit during 2003 and no outstanding balance under the Senior Secured Credit Facility at December 31, 2003.

      The Company continues to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and controlling expenses. We believe that our cash flow from operations, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2004. If operating results are unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

     Stock Repurchase

      In June 1998, the Board of Directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. In addition, during August 2003, the Company’s Board of Directors authorized the repurchase of an additional $10 million in common stock to maximize shareholder value. During 2003, the Company purchased 60,000 shares of its common stock for $0.3 million. The repurchased shares were recorded as treasury stock and result in a reduction in stockholder’s equity. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

     Off-Balance Sheet Arrangements

      As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transaction.

Contractual Obligations

      The Company had certain cash obligations at December 31, 2003 due as follows (dollars in thousands):

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt	$10,870	$1,361	$9,509	$—	$—
Capital lease obligations	413	349	49	15	—
Operating leases	5,183	1,615	1,769	1,142	657
Minimum purchase obligations(1)	7,642	7,642	—	—	—
Other long-term liabilities	2,787	—	1,417	566	804

Total	$26,895	$10,967	$12,744	$1,723	$1,461

(1)	Minimum purchase obligations include all outstanding obligations to purchase goods or services at December 31, 2003 including agreements that are cancelable without penalty and agreements which are enforceable and legally binding. The Company estimates that approximately 5% or less of the outstanding purchase obligations at December 31, 2003 are noncancellable due to the customized nature of the order.

Backlog

      As of December 31, 2003, our backlog was $57.0 million, compared to $77.4 million at December 31, 2002. The decrease in backlog is primarily related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.

      The Company includes in its backlog all revenue specified in signed contracts and purchase orders to the extent that the Company contemplates recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Recent Accounting Pronouncements

      Effective January 1, 2003 the Company adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In accordance with the provisions of SFAS 145, the Company reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the twelve months ended December 31, 2002 to pre-tax loss (see Note 11).

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered in to or modified after June 30, 2003. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company’s adoption of SFAS 149 did not have a material effect on its consolidated financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 2003, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

      Our investment portfolio, consisting of fixed income securities, was $17.4 million as of December 31, 2003. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2003, the decline in the fair value of our investment portfolio would not be material given that the our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

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

      A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. Beginning in June 2002, the Company resumed its foreign currency risk management strategy, which had been suspended starting the fourth quarter of 2000 due to credit limitations imposed by the Company’s banks. As a policy, the Company hedges the translation of its net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. The Company enters into forward or option contracts with its bank or other financial institutions to accomplish its hedging strategy. At December 31, 2003, the Company had foreign currency forward contracts outstanding in the amount of $34.4 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses.

      We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — If we cannot manage additional challenges presented by our international operations, our revenues and profitability may suffer” elsewhere in this Report.

      At present, we have $9.9 million in debt obligations and there are no borrowings under our line of credit facility at December 31, 2003. As such, our interest rate risk is limited with respect to existing debt.

      During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this Item 7A, and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Company’s 2004 Proxy Statement is incorporated herein by reference. See Part I of this Report for information regarding the Company’s executive officers.

      The Company has adopted a Code of Ethics applicable to the Company’s Directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees. The Code of Ethics is available on the Company’s website and is also attached to this Report as Exhibit 14. In the event that we amend or waive any of the provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on the Company’s website at www.hypercom.com.

Item 11.	Executive Compensation

      The information set forth in our 2004 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in the Company’s 2004 Proxy Statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth in our 2004 Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth in our 2004 Proxy Statement under the caption “Certain Transactions and Relationships” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth in our 2004 Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      a. The following documents are filed as part of this Report:

(1) Audited Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

(All other financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements)

      b. We filed the following Form 8-K Reports during the fourth quarter of 2003:

1)	Form 8-K dated October 10, 2003, announcing the sale of the Company’s micro-ticket leasing business, Golden Eagle Leasing, Inc. to Northern Leasing Systems Inc.

2)	Form 8-K/ A dated October 22, 2003, providing certain pro forma financial information related to the sale of Golden Eagle Leasing, Inc.

3)	Form 8-K dated October 24, 2003, announcing the Company’s results of operations for the quarter ended September 30, 2003.

4)	Form 8-K dated November 19, 2003, announcing that Jane Evans, a member of the Company’s Board of Directors, passed away in Buenos Aires, Argentina.

      c. The Exhibit Index and required Exhibits are included following the Financial Statement Schedule.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERCOM CORPORATION

By	/s/ C. S. ALEXANDER

Christopher S. Alexander
Chairman of the Board,
Chief Executive Officer and President

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004.

Signature		Title

(1) Principal Executive, Financial and Accounting Officers

/s/ C. S. ALEXANDER Christopher S. Alexander		Chairman of the Board, Chief Executive Officer and President

/s/ JOHN W. SMOLAK John W. Smolak		Executive Vice President, Chief Financial and Administrative Officer

(2) Directors

* Daniel D. Diethelm		Director

* William Keiper		Director

* Jock Patton		Director

* Norman Stout		Director

Christopher S. Alexander, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named officers and directors of the registrant on this 15th day of March, 2004, pursuant to the power of attorney executed by each of such officers and directors filed as Exhibit 24.1 to this Report.

*By:	/s/ C. S. ALEXANDER Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Hypercom Corporation

      We have audited the accompanying consolidated balance sheets of Hypercom Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 of the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona

February 6, 2004

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

(In thousands, except share data)		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$65,415	$23,069
Restricted cash	—	6,777
Marketable securities	17,400	—
Accounts receivable, net of allowance for doubtful accounts of $993 and $3,282 at December 31, 2003 and 2002, respectively	55,252	54,320
Current portion of net investment in direct financing leases	—	11,812
Current portion of net investment in sales-type leases	10,477	9,774
Inventories	42,262	46,406
Income tax receivable	—	9,118
Prepaid expenses and other current assets	13,769	15,826
Long-lived assets held for sale	852	660
Assets of discontinued operations held for sale	—	8,834

Total current assets	205,427	186,596
Property, plant and equipment, net	28,217	30,214
Long-term marketable securities	153	152
Net investment in direct financing leases	—	15,392
Net investment in sales-type leases	18,542	11,213
Intangible assets, net	3,731	4,633
Other long-term assets	8,498	10,660

Total assets	$264,568	$258,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,733	$20,553
Accrued payroll and related expenses	8,267	6,419
Accrued sales and other taxes	6,359	7,187
Accrued liabilities	7,534	6,572
Deferred revenue	2,044	1,999
Income taxes payable	1,690	1,707
Current portion of long-term debt	1,058	13,331
Liabilities of discontinued operations held for sale	—	649

Total current liabilities	48,685	58,417
Long-term debt	8,799	11,694
Other non-current liabilities	2,787	777

Total liabilities	60,271	70,888
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 49,930,803 and 48,014,350 shares outstanding at December 31, 2003 and December 31, 2002, respectively	29	27
Additional paid-in capital	220,004	214,008
Receivables from stockholders	(1,056)	(1,056)
Accumulated deficit	(11,307)	(22,505)
Unearned deferred compensation	(600)	—
Treasury stock, 290,211 and 230,088 shares (at cost) at December 31, 2003 and 2002, respectively	(2,773)	(2,502)

Total stockholders’ equity	204,297	187,972

Total liabilities and stockholders’ equity	$264,568	$258,860

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001
(Amounts in thousands, except per share data)
Net revenue	$231,514	$244,965	$236,773
Costs and expenses:
Costs of revenue	135,484	153,609	145,292
Research and development	24,163	24,744	28,107
Selling, general and administrative	58,832	57,888	63,547
Restructuring charges	—	4,434	—

Total costs and expenses	218,479	240,675	236,946

Income (loss) from continuing operations	13,035	4,290	(173)
Interest income	382	253	540
Interest expense	(2,474)	(4,207)	(9,585)
Loss on early extinguishment of debt	—	(2,618)	—
Other (expense) income	(113)	295	(1,153)
Foreign currency loss	(2,751)	(6,062)	(2,576)

Income (loss) before income taxes, discontinued operations, and cumulative effect of change in accounting principle	8,079	(8,049)	(12,947)
(Provision) benefit for income taxes	(4,114)	(16,453)	1,279

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	3,965	(24,502)	(11,668)
Income (loss) from discontinued operations, net of related tax (expense) benefit of $0, ($3,950) and $3,698 for the year ended December 31, 2003, 2002 and 2001, respectively	7,233	(14,816)	(8,240)
Cumulative effect of change in accounting principle	—	(21,766)	—

Net income (loss)	$11,198	$(61,084)	$(19,908)

Basic income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.08	$(0.53)	$(0.32)
Income (loss) from discontinued operations	0.15	(0.32)	(0.22)
Cumulative effect of change in accounting principle	—	(0.47)	—

Basic income (loss) per share	$0.23	$(1.32)	$(0.54)

Diluted income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.08	$(0.53)	$(0.32)
Income (loss) from discontinued operations	0.14	(0.32)	(0.22)
Cumulative effect of change in accounting principle	—	(0.47)	—

Diluted income (loss) per share	$0.22	$(1.32)	$(0.54)

Weighted average basic shares:	49,146	46,142	36,644

Weighted average diluted shares:	50,351	46,142	36,644

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Receivables	Accumulated	Unearned		Total
			Paid-in	from	(Deficit)	Deferred	Treasury	Stockholders’
	Shares	Balance	Capital	Stockholders	Earnings	Compensation	Stock	Equity

(Amounts in thousands, except share data)
Balance as of December 31, 2000 — as restated	34,299,999	$14	$152,658	$(1,498)	$58,780	$—	$(2,950)	$207,004
Issuance of common stock	5,449,143	5	22,992	—	—	—	—	22,997
Issuance of treasury stock	46,412	—	(22)	—	(293)	—	448	133
Net loss	—	—	—	—	(19,908)	—	—	(19,908)

Balance as of December 31, 2001 — as restated	39,795,554	19	175,628	(1,498)	38,579	—	(2,502)	210,226
Issuance of common stock	8,218,796	8	38,380	—	—	—	—	38,388
Decrease in stockholders’ receivable	—	—	—	442	—	—	—	442
Net loss	—	—	—	—	(61,084)	—	—	(61,084)

Balance as of December 31, 2002 — as restated	48,014,350	27	214,008	(1,056)	(22,505)	—	(2,502)	187,972
Issuance of common stock	1,852,351	2	5,396	—	—	—	—	5,398
Purchase of treasury stock	(60,122)	—	—	—	—	—	(271)	(271)
Issuance of stock under stock award plan	124,224	—	600	—	—	(600)	—	—
Net income	—	—	—	—	11,198	—	—	11,198

Balance as of December 31, 2003	49,930,803	$29	$220,004	$(1,056)	$(11,307)	$(600)	$(2,773)	$204,297

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001
(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$3,965	$(46,268)	$(11,668)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Amortization of deferred financing costs	869	1,165	807
Amortization of discount on notes payable	—	83	2,160
Amortization of beneficial notes payable conversion feature	—	—	667
Depreciation/amortization	8,883	10,528	10,216
Bad debt expense	1,972	538	1,056
Provision for losses on sales-type leases	705	691	607
Provision for excess and obsolete inventory	4,668	5,957	3,716
Foreign currency loss	2,751	6,062	2,577
Deferred income taxes	—	22,356	(1,586)
Cumulative effect of change in accounting principle	—	21,766	—
Loss on early extinguishment of debt	—	2,618	—
Non-cash restructuring charges	—	3,572	—
Other	—	402	(83)
Changes in operating assets and liabilities	(273)	(16,817)	(2,412)

Net cash provided by operating activities	23,540	12,653	6,057
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net of purchase price adjustments	32,512	—	—
Purchase of property, plant and equipment	(4,319)	(6,017)	(3,100)
Proceeds from disposal of property, plant, and equipment	—	113	399
Acquisition of other assets	(1,590)	(2,917)	(912)
Purchase of marketable securities	(76,696)	—	—
Proceeds from the sale or maturity of marketable securities	59,323	—	2,775
Payments received on notes receivable	—	349	997

Net cash provided by (used in) investing activities	9,230	(8,472)	159
Cash flows from financing activities:
Borrowings on revolving line of credit	—	153,864	74,500
Repayments on revolving line of credit	—	(160,754)	(116,567)
Proceeds from bank notes payable and other debt instruments	—	—	40,326
Repayment of bank notes payable and other debt instruments	(2,415)	(23,797)	(12,074)
Advances from/(to) discontinued operations	294	(2,872)	(1,766)
Payment of advances to stockholders	—	321	—
Proceeds from issuance of common stock	5,398	37,555	7,803
Purchase of treasury stock	(271)	—	—

Net cash provided by (used in) financing activities	3,006	4,317	(7,778)
Effect of exchange rate changes on cash	728	(504)	(604)

Net increase (decrease) in cash flow from continuing operations	36,504	7,994	(2,166)
Net increase in cash flow from discontinued operations	5,842	1,673	2,560
Cash and cash equivalents, beginning of period	23,069	13,402	13,008

Cash and cash equivalents, end of period	$65,415	$23,069	$13,402

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.     Description of Business

      Hypercom Corporation (with its subsidiaries, the “Company”) is a single-source global provider of end-to-end electronic payment solutions, including card payment terminals, peripherals, network products, software and e-commerce payment solutions that add value at the point-of-sale (POS) for consumers, merchants and acquirers.

      The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company’s sales and support offices located in the United Kingdom, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through the Company’s subsidiaries in Miami, Brazil, Mexico, and Chile. Additionally third party manufacturing operations exist in Brazil and Sweden. The Company’s primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/ Pacific operations are also engaged in product development and product distribution through the Company’s subsidiaries or business units in Singapore, Hong Kong and Australia.

      During 2003, the Company disposed of Golden Eagle Leasing, which comprised the Company’s entire direct-finance leasing segment (see Note 12).

2.     Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements are comprised of the accounts of Hypercom Corporation and all subsidiaries in which a controlling interest is held. We do not have any subsidiaries in which we do not own 100% of the outstanding stock. All significant intercompany balances and transactions have been eliminated.

Reclassification and Restatement

      Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation, including the results of operations and cash flows of the Company’s discontinued operations.

      Subsequent to the release of the Company’s operating results for the third quarter ended September 30, 2003 and prior to the filing of the Company’s Form 10-Q for the period, the Company identified a prior period accounting error in the amount of $1.1 million regarding certain prepaid sales related taxes at its Brazilian subsidiary. Upon review of the transactions that gave rise to the accounting error, the Company determined that these prepaid sales related tax amounts pertained to transactions that occurred in 1999 and 2000. In 1999 and 2000, the Company engaged in manufacturing activities that under Brazilian law permitted the Company to enjoy the benefit of a lower transaction tax rate on qualifying sales. To receive this benefit, approvals were required from both the Brazilian Ministry of Science and Technology (received in August of 1999) and the Ministry of Finance (received in August of 2000). During the quarters ended September 30 and December 31, 1999 (the Company’s transition period), and the first quarter of year 2000, the Company offset certain transactional sales taxes by recording a sales tax refund receivable (i.e., prepaid tax) and increasing its net revenue, operating income and net income. The offset was recorded beginning in August 1999 in anticipation of subsequently receiving approval and the related benefit of the lower transaction tax rate.

      In 2003, the Company commenced a review of the process required to obtain a refund of this tax. This review was due, in part, to a robust evaluation of the Company’s documentation of controls and procedures as it prepares to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and in part due to efforts on the part of the subsidiary’s controller to monetize transaction tax related assets. Although the Company was approved to manufacture and sell its product in August 1999, and the Company received its

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

official beneficial tax reduction status in August 2000, the Company was advised subsequent to the quarter ended September 30, 2003, that Brazilian tax law would not allow application of the tax benefit prior to August 2000. As such, the Company determined that recording the offset to sales taxes and increasing revenue under the assumption of a reduced transaction tax rate for the period between August 1999 and August 2000 was in error, and incorrectly recorded based upon information available at that time. As a result, the years affected were restated. Accordingly, the December 31, 2002 balance sheet has been restated to reduce prepaid expenses and other current assets and increase accumulated deficit by $1.1 million, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency

      The foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Their local currency financial statements are re-measured as follows: monetary assets and liabilities at year-end exchange rates, and inventories, property and non-monetary assets and liabilities at historical rates. During the years ended December 31, 2003, 2002 and 2001 the Company recorded net gains (losses) on re-measurement of approximately $4.4 million, ($4.9) million, and ($2.2) million, respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of approximately ($7.2) million, ($1.2) million, and ($0.4) million, respectively. These amounts are included in the results of operations.

Cash and Cash Equivalents

      The Company considers all investment instruments, including money market accounts and certificates of deposits, with a remaining maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

      In connection with the securitization of direct finance leases (see Note 11), the Company’s former Equipment Leasing segment, Golden Eagle Leasing, was required to establish restricted cash collection, collateral and reserve accounts. The Company initially funded the restricted cash accounts with $3.6 million from the proceeds of the securitization. The accounts were principally used for the collection of monthly equipment lease payments, remittance of funds to service the related debt, and to maintain certain credit enhancement and liquidity levels. During 2003, the Company disposed of all of the assets and liabilities of Golden Eagle Leasing, (see Note 12). Accordingly, the Company has no restricted cash balances at December 31, 2003.

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Direct Financing Leases

      The Company’s net investment in direct financing leases at December 31, 2002 consisted of lease contracts receivable, plus the estimated unguaranteed residual value of the equipment at the lease termination date, plus initial direct costs less unearned income. Lease contracts receivable represented the total rent to be received over the term of the lease reduced by rent already collected. Estimated unguaranteed residual value of the equipment at the lease termination date represented an estimate, using industry standards, of the fair value of the leased equipment at lease termination. Initial direct costs (IDC) represented those costs incurred to originate the leases and consisted primarily of salaries and associated general and administrative costs of those personnel directly involved in lease origination activities. IDC were amortized over the lease term in a manner that produced a constant rate of return on the net investment in the lease. Unearned income was the amount by which the original sum of the lease contract receivable and the estimated residual value exceeded the original cost of the leased equipment. Unearned income was amortized to lease income over the lease term in a manner that produced a constant rate of return on the net investment in the lease.

      During 2003, the Company disposed of its direct financing lease subsidiary, Golden Eagle Leasing. Accordingly, the Company did not have any direct finance leases at December 31, 2003.

Sales-Type Leases

      Certain sales of product are sold under a capital lease arrangement, recorded as a sales-type lease in accordance with SFAS No. 13, Accounting for Leases, as amended. Lease contract receivable represents the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. We maintain an allowance for estimated uncollectible sales-type lease receivables at an amount that we believe is sufficient to provide adequate protection against losses in our sales-type lease portfolio. Our allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sale-type lease customer base. If loss rates increase or credit conditions at our customers deteriorate, we may need to increase our allowance for uncollectible sales-type leases. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term.

      In addition, as part of the initial recording of our sales-type leases, we estimate the unguaranteed residual value of the equipment under sales-type lease. This is the estimated fair value of the equipment that will be returned to or purchased from us at the end of the initial lease period. Our estimate of the residual value is based on industry standards and our actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

      Management determines the appropriate classification of its investments in tradable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gain and losses, net of tax, reported in a separate component of stockholders’ equity, if material. Cost is determined based on specific identification. Gains and losses on securities sold are determined based on the specific identification method and are included in other income. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year. Securities with a maturity date within one year, or securities that are reasonably expected to be sold within a normal operating cycle, are classified as Marketable Securities as a part of Current Assets. Securities with a maturity date beyond one year that are not reasonably expected to be sold within a normal operating cycle are classified as Long-Term Marketable Securities.

Fair Value of Financial Instruments

      The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107). The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term marketable securities is determined based on quoted market prices. The fair value of direct financing and sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments

      The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.

      Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of our net investment in foreign operations. The primary objective of our hedging strategy is to protect our net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. During 2003 and 2002, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the United Kingdom, Chile, Australia and Sweden. The U.S. dollar amount of the contracts at December 31, 2003 and 2002 was approximately $34.4 and $25.0 million, respectively, and the total payable recorded under the contracts was approximately $1.3 million and $0.3 million, respectively.

      The Company has one derivative financial instrument to manage interest rate risk in the form of an interest rate swap. The fair value of this instrument is not considered material to the Company’s financial position.

Inventories

      Inventories are stated at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for estimated excess and/or obsolete inventory are established on a part-level basis based upon future demand and historical usage and establishes a new cost basis for the respective parts.

Product Warranty

      The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The accrual and the related expense for known issues were not significant as of and for the fiscal years presented. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the fiscal years presented.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	30-40 years
Computer equipment and software	3-5 years
Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years

      Leasehold improvements are amortized over the life of the lease or the life of the asset, whichever is shorter.

Goodwill and Intangibles

      In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the standard effective January 1, 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $21.8 million as of that date (see Note 10).

      The Company’s intangible assets consist of capitalized software, unpatented technology, acquired customer list, marketing rights and covenants not to compete. Except for capitalized software, which is discussed below, the Company’s intangible assets are amortized on a straight-line basis over their useful life over periods ranging from 3 to 7.5 years.

      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Accordingly, certain development costs incurred between the establishment of technological feasibility and when the product is available for general release to customers have been capitalized. The amounts capitalized in the years ended December 31, 2003, 2002, and 2001, were approximately $1.6 million, $0.4 million, and $1.5 million, respectively. The Company amortizes capitalized software development costs in accordance with SFAS 86 once the product is available for general release to customers.

      The Company assesses the recoverability of intangible assets based on certain assumptions regarding estimated future cash flows. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      The Company periodically evaluates its long-lived assets used in operations for impairment. Impairment losses would be recorded when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset (see Note 12).

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

Revenue Recognition

      The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 and 104 “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.

      The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. Revenue from service obligations is recognized over the lives of the contracts. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method.

      The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

Contract Accounting

      The Company recognizes revenues and an estimated gross profit upon the attainment of scheduled performance milestones under the percentage-of-completion method. The Company follows this method since the contract contains well-defined performance milestones and the Company can make reasonably dependable estimates of the costs applicable to various stages of the contract.

      Revenues under this contract have been less than 10% of total revenues for each of the fiscal years 2001, 2002 and 2003. The estimated gross profit recorded upon the attainment of scheduled milestones is based upon the Company’s estimate of the total gross profit to be recognized over the life of the long-term contract. The Company’s gross profit estimates rely on our continuous estimates of total contract costs compared to contract revenue and any claims in excess of contract revenue where it is both probable the claims will result in additional contract revenue and the amount of the excess claim can be reliably estimated. Previously recognized gross profits and the valuation of deferred contract costs are subject to revisions as the contract progresses to completion and any claims for revenues in excess of the original contract are settled. Revisions in

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profit estimates and the valuation of deferred contract costs are reflected in income in the period in which the facts that give rise to the revision become known.

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

      The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations, and as a result, no compensation expense is recognized for stock options granted at 100% of the market value of the Company’s stock at the date of grant. The following table represents the effect on net income (loss) and income (loss) per share if the Company had applied the fair value method and recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except share data):

	Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$11,198	$(61,084)	$(19,908)
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects in 2001	(3,787)	(8,320)	(3,625)

Pro forma net income (loss)	$7,411	$(69,404)	$(23,533)

Net income (loss) per share:
Basic, as reported	$0.23	$(1.32)	$(0.54)
Basic, pro forma	$0.15	$(1.50)	$(0.64)
Diluted, as reported	$0.22	$(1.32)	$(0.54)
Diluted, pro forma	$0.15	$(1.50)	$(0.64)
Weighted average shares used in pro forma computation:
Basic	49,146	46,142	36,644
Diluted	50,351	46,142	36,644

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions: weighted average risk free interest rates of 2.7%, 3.8%, and 4.5%; an average expected time to exercise of five years; an average expected stock volatility of 87%, 87%, and 83%; and no dividends for the years ended December 31, 2003, 2002, and 2001, respectively.

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

NUMERATOR:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$3,965	$(24,502)	$(11,668)
Income (loss) from discontinued operations	7,233	(14,816)	(8,240)
Cumulative effect of change in accounting principle	—	(21,766)	—

Net income (loss)	$11,198	$(61,084)	$(19,908)

DENOMINATOR:
Denominator for basic income (loss) per share — weighted average common shares outstanding	49,146	46,142	36,644
Effect of dilutive securities:
Common stock options and warrants	1,205	—	—

Denominator for diluted income (loss) per share	50,351	46,142	36,644

INCOME (LOSS) PER SHARE:
Basic:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.08	$(0.53)	$(0.32)
Income (loss) from discontinued operations	0.15	(0.32)	(0.22)
Cumulative effect of change in accounting principle	—	(0.47)	—

Basic income (loss) per share	$0.23	$(1.32)	$(0.54)

Diluted:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.08	$(0.53)	$(0.32)
Income (loss) from discontinued operations	0.14	(0.32)	(0.22)
Cumulative effect of change in accounting principle	—	(0.47)	—

Diluted income (loss) per share	$0.22	$(1.32)	$(0.54)

      Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because they were anti-dilutive amounted to 5,876,417, 12,423,062, and 5,658,771 for the years ended December 31, 2003, 2002 and 2001, respectively.

Treasury Stock

      In June 1998, the Board of Directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s stock. Shares repurchased under this authorization were used to offset dilution caused by the Employees Stock Purchase Plan and Stock Option Plan. In addition, during August 2003, the Company’s Board of Directors authorized the repurchase of an additional $10 million in common stock to maximize shareholder value. The Company’s repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders’ equity. When treasury shares are issued, the Company

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of paid in capital. Any excess of reissue price over repurchase cost is treated as an increase to paid-in capital.

Operating Segments

      The accounting policies of the reportable segments are the same as those used for the consolidated entity. Performance is evaluated based on profit or loss from operations. Intersegment sales and transfers are accounted for based on defined transfer prices. As a result of the sale of Golden Eagle Leasing effective October 1, 2003 (Note 12), which comprised the Company’s entire Direct-Finance Leasing segment, the Company’s continuing operations consist solely of one segment: Point-of-Sale (POS)/Network Systems.

Recent Accounting Pronouncements

      Effective January 1, 2003, the Company adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections, which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In accordance with the provisions of SFAS 145, the Company reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the year ended December 31, 2002 to pre-tax loss (see Note 12).

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Certain disclosures are effective immediately. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In April 2003, the Financial Accounting Standards Board issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered in to or modified after June 30, 2003. The Company has only limited involvement with derivative financial instruments, does not use them for trading purposes and is not a party to any leveraged derivatives. However, the Company periodically enters into forward exchange contracts to hedge some of its foreign currency exposure. The Company’s adoption of SFAS 149 did not have a material effect on its consolidated financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 15, 2003. The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

3.	Concentrations of Credit and Other Risks

Financial Instruments

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and long-term marketable securities.

      The Company’s cash and cash equivalents and marketable securities are maintained with major, high-quality international banks and financial institutions. Generally, these securities are traded in a highly liquid market, may be redeemed upon demand and bear minimal risk. Management regularly monitors the composition and maturities of these investments and the company has not experienced any material loss on its investments. Cash and cash equivalents at times may exceed the F.D.I.C limits. The Company believes that no significant concentration of credit risk exists with respect to these cash investments.

      The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among 5 to 10 customers. The Company’s top five customers amounted to 24.6%, 32.8% and 21.7% of the Company’s total revenues for the years ended 2003, 2002 and 2001, respectively, and approximately 22% and 28% of the Company’s net accounts receivable balance at December 31, 2003 and 2002, respectively.

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

      The Company estimates inventory provisions for potentially excess and obsolete inventory on a part level basis based on forecasted demand and historical usage. Actual demand may differ from such anticipated demand and may have a material adverse effect on inventory valuation.

International Operations

      The Company’s international business is an important contributor to the Company’s net revenue and operating results. However, a substantial portion of the Company’s international sales are denominated in the U.S. dollar, and an increase in the value of the U.S. dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of the Company’s overseas offices are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates.

      The Company conducts final assembly operations in China and relies on third party manufacturers in Brazil, China and Sweden. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company maintained significant accounts receivable balances in the Europe and Latin America regions, comprising 57% and 59%, respectively, of the Company’s net accounts receivable balance at December 31, 2003 and 2002. These balances are subject to the economic risks inherent to those regions.

4.	Marketable Securities

      The Company’s marketable securities and long-term marketable securities consist of municipal bonds, preferred equity securities, and corporate bonds, all of which are classified as available-for-sale and recorded at fair market value. As of December 31, 2003 and 2002, the difference between amortized cost and fair market value of the Company’s marketable securities was not material. Accordingly, the Company has not disclosed unrealized gains and losses. The Company’s municipal bonds and corporate bonds have maturity dates that exceed ten years.

      Proceeds from the sale of available-for-sale securities amounted to $59.3 million and $2.8 million, respectively, for the years ended December 31, 2003 and 2001. There were no proceeds from the sale of securities during 2002. Gross realized gains and losses were not material for the years ended December 31, 2003, 2002 and 2001.

      The Company’s marketable securities and long-term marketable securities consisted of the following at December 31, 2003 and 2002 (dollars in thousands):

	2003	2002

Marketable securities:
Municipal bonds	$9,900	$—
Preferred equity securities	7,500	—

Marketable securities	$17,400	$—

Long-term marketable securities:
Corporate bond	$153	$152

Long-term marketable securities	$153	$152

5.     Net Investment in Direct Financing Leases

      During 2003, the Company disposed of Golden Eagle Leasing, which comprised the Company’s entire direct-finance leasing segment (see Note 12). Accordingly, the Company had no direct financing leases at December 31, 2003. All operating results and cash flows for Golden Eagle Leasing have been reclassified to discontinued operations for all periods presented.

      Interest expense associated with the debt incurred to fund direct financing leases and provisions for credit losses are all reflected in discontinued operations in the accompanying statements of operations. Interest expense and provisions for credit losses included in the costs of revenue amounted to $0.9 and $4.2 million, $2.4 and $8.4 million, $3.8 and $18.1 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net investment in direct financing leases consisted of the following at December 31, 2002 (dollars in thousands):

2002

Lease contracts receivable	$33,242
Allowance for credit losses	(4,861)
Estimated unguaranteed residual value	8,162
Initial direct costs	1,421
Unearned income	(10,760)

Net investment in direct financing leases	27,204
Less: current portion	(11,812)

Long-term portion	$15,392

6.     Net Investment in Sales-Type Leases

      Net investment in sales-type leases consist of the following (dollars in thousands):

	December 31,

	2003	2002

Lease contracts receivable	$35,030	$27,769
Allowance for credit losses	(1,694)	(1,418)
Estimated unguaranteed residual value	6,381	4,096
Unearned revenue	(10,698)	(9,460)

Net investment in sales-type leases	29,019	20,987
Less: current portion	(10,477)	(9,774)

Long-term portion	$18,542	$11,213

      Minimum rentals on the sales-type leases are contractually due as follows (dollars in thousands):

Years Ending December 31,

2004	$15,407
2005	10,171
2006	6,653
2007	2,799

$35,030

7.	Fair Value of Financial Instruments

      The Company’s financial instruments consist of cash and cash equivalents, marketable securities, net investment in sales-type leases and long-term debt. As of December 31, 2003 and 2002, the fair value (see Note 2) of these financial instruments approximated their respective carrying values.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Inventories

      Inventories consist of the following (dollars in thousands):

	December 31,

	2003	2002

Purchased parts	$17,990	$16,917
Work in process	4,581	4,987
Finished goods	19,691	24,502

	$42,262	$46,406

9.	Property, Plant and Equipment

      Property, plant and equipment consist of the following (dollars in thousands):

	December 31,

	2003	2002

Land and improvements	$4,691	$4,691
Building	14,064	14,665
Computer equipment and software	19,217	19,130
Machinery and equipment	19,979	19,471
Furniture and fixtures	6,021	5,531
Leasehold improvements	2,999	3,066
Construction in process	499	—

	67,470	66,554
Less accumulated depreciation	(39,253)	(36,340)

	$28,217	$30,214

      Depreciation expense from continuing operations was $6.4 million, $7.4 million and $8.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

10.	Goodwill and Intangible Assets

      The carrying amount of goodwill upon the adoption of SFAS 142 was $21.8 million at January 1, 2002, of which $20.3 million was attributed to Golden Eagle, which comprised all of the Direct-Finance Leasing segment, with the remaining amount of $1.5 million attributed to the POS/ Network Systems segment. Under the transitional provisions of SFAS 142, the Company evaluated its reporting units for impairment of goodwill as of January 1, 2002, completing the evaluations by June 30, 2002. The impairment test relative to Golden Eagle’s goodwill was performed by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies. The results of the impairment tests resulted in a full write-off of the carrying value of goodwill of $21.8 million. In accordance with the transition provisions of SFAS 142, the write-off was reported as a cumulative effect of change in accounting principle.

      At December 31, 2002, the Company provided a full valuation reserve against the deferred tax benefit attributed to the write-off of the goodwill that had tax basis, and accordingly did not report the cumulative effect of a change in accounting principle net of tax. Due to the fact that the goodwill balances that had tax basis with amortizable lives extending up to 13 years, the Company was uncertain as to whether the tax benefits would be realized over such an extended time period.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When Golden Eagle was disposed of in 2003, the remaining goodwill balance, attributable to Golden Eagle, that had tax basis was deducted for U.S. federal income tax purposes. This amount is part of the Company’s federal net operating loss carryforward at December 31, 2003, for which the Company has provided a full valuation allowance.

      The following table reflects the reconciliation of reported net income (loss) and income (loss) per share to adjust for the exclusion of goodwill amortization in 2001 (in thousands except per share data).

	Year Ended December 31,

	2003	2002	2001

Net income (loss)
Reported income (loss) before discontinued operations and cumulative effect of change in accounting principle	$3,965	$(24,502)	$(11,668)
Reported income (loss) from discontinued operations	7,233	(14,816)	(8,240)
Add back: Goodwill amortization, net of tax	—	—	1,354

Adjusted income (loss) from discontinued operations, net of tax	7,233	(14,816)	(6,886)
Cumulative effect of change in accounting principle	—	(21,766)	—

Adjusted net income (loss)	$11,198	$(61,084)	$(18,554)

Per share of common stock
Basic:
Reported income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.08	$(0.53)	$(0.32)
Income (loss) from discontinued operations	0.15	(0.32)	(0.22)
Add back: Goodwill amortization, net of tax	—	—	0.03
Cumulative effect of change in accounting principle	—	(0.47)	—

Adjusted basic income (loss) per share	$0.23	$(1.32)	$(0.51)

Diluted:
Reported income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.08	$(0.53)	$(0.32)
Income (loss) from discontinued operations	0.14	(0.32)	(0.22)
Add back: Goodwill amortization, net of tax	—	—	0.03
Cumulative effect of change in accounting principle	—	(0.47)	—

Adjusted diluted income (loss) per share	$0.22	$(1.32)	$(0.51)

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following (dollars in thousands):

	December 31,

	2003	2002

Capitalized software	$8,456	$6,904
Unpatented technology	2,783	2,943
Other	1,396	2,352

	12,635	12,199
Less accumulated amortization	(8,904)	(7,566)

	$3,731	$4,633

      Other intangible assets represents acquired customer lists, marketing rights, and covenants not to compete. Amortization expense from continuing operations was $2.5 million, $3.2 million and $2.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization expense for all intangibles for the next five years is as follows (dollars in thousands):

Years Ending December 31,

2004	$1,300
2005	900
2006	900
2007	600
2008	31

$3,731

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Long-term Debt

      Long-term debt consists of the following (dollars in thousands):

	December 31,

	2003	2002

Floating Rate Option Note payable to Bank One, Arizona: payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$9,003	$9,305
Senior Secured Credit Facility, as Amended and Restated: consisting of a $10 million fully cash secured revolving line of credit (formerly a $45 million credit facility consisting of a $25 million revolving line of credit and two separate terms loans for $5 million and $15 million, respectively). The revolving line of credit bears interest at the greater of 4% or prime plus 1%, matures July 31, 2005	—	—
Contract-backed term notes to Rothschild (“Notes”): payable on a monthly basis including interest at 8.58% based on a twenty-nine month amortization schedule, fully repaid in 2003	—	11,774
Note payable to third party: collateralized by building in Brazil, payable in 51 installments including interest at 11.5% plus a variable inflation rate factor, matures February 2005	465	673
Note payable to Dao Heng Bank: collateralized by building, payable in 84 equal monthly installments including interest at the bank’s prime rate minus 1% per annum, fully repaid in 2003	—	1,212
Lease payable to Banc One Leasing: collateralized by equipment, payable in 48 equal monthly installments including interest at 8.62%, matures June 2004	236	678
Loan and Security Agreement with Webster Bank: interest at Company’s option of prime rate plus 1.75% or 30 day LIBOR plus 470 basis points, fully repaid in 2003	—	750
Other capital leases	153	633

	9,857	25,025
Current portion of long-term debt	(1,058)	(13,331)

Long-term debt	$8,799	$11,694

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 24, 2001, Golden Eagle securitized approximately $45.6 million of its equipment leases. The securitization was accounted for as a financing transaction in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In connection with the securitization, Golden Eagle, through a special purpose subsidiary, Golden Eagle Funding Corp., issued $32 million of contract-backed term notes. The principal balance was $11.8 million at December 31, 2002 and was repaid in full prior to the disposition of Golden Eagle in 2003.

      In June 2001, the Company entered into certain interim financing arrangements pending the completion of the refinancing of credit facilities. On June 4, 2001, the Company entered a Loan Agreement with a group of eight investors pursuant to which the Company borrowed an aggregate of $3.4 million. The loans bore interest at 7.5% per annum and had a maturity date of September 5, 2001. The promissory notes evidencing the loans were convertible into shares of common stock at a conversion rate of $3.16 per share. On July 30, 2001, all of the notes plus accrued interest were converted into an aggregate of 1,088,342 shares of common stock. In connection with this borrowing, the Company issued to the lenders Series B Warrants to purchase up to 460,000 shares of common stock in the aggregate at an exercise price of $3.16 per share exercisable through June 4, 2003. In addition, on July 30, 2001, the Company entered into a Stock Purchase Agreement with several investors, including four of the Series B Warrant holders, under which they purchased an aggregate of 1,745,201 shares of common stock at a price of $4.2975 per share.

      The estimated fair value of the Series B stock warrants at the date issued was $1.44 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and loan discount. The loan discount was written off to interest expense during 2001 when the related loan agreements were converted to common stock. During 2002, 93,750 Series B Warrants were exercised and the remaining 366,250 Series B Warrants were exercised during 2003.

      On June 6, 2001, the Company borrowed $15 million from Michelle Investments LLC pursuant to a Loan and Security Agreement. The loan bore interest at 7.5% per annum and had a maturity date of June 6, 2002. In connection with the Michelle Investments loan, the Company granted to Michelle Investments a Series A Warrant to purchase up to 1.0 million shares of common stock, subject to certain adjustments, at an exercise price of $3.19 per share exercisable through June 6, 2003. On July 31, 2001, the Company and Michelle Investments entered into a Stock Purchase Agreement under which Michelle Investments purchased 2,475,248 shares of common stock at a price of $3.03 per share. Michelle Investments paid for the stock through a $7.5 million reduction of the outstanding balance under this loan. Concurrently with the issuance of these shares to Michelle Investments, the Company repaid the remaining balance of the loan out of funds available under a new Senior Secured Credit Facility.

      The estimated fair value of the Series A stock warrant at the date issued was $1.36 per share using a Black-Scholes option pricing model. The total fair value of these stock warrants of $1.4 million was recorded as additional paid in capital and loan discount. The loan discount was written off to interest expense during 2001 when the related loan agreement was paid off. All Series A warrants were exercised during 2003.

      As a condition to obtaining forbearance from our principal lenders under our pre-existing loan agreements, and to secure the $3.4 million in loans above, George Wallner, a former director and former principal stockholder, agreed to loan the Company $3.1 million and to subordinate these loans to our other indebtedness, including our new lending facility. This balance was repaid during the first quarter of 2002 as discussed hereafter.

      In August 2001, the Company replaced its principal Credit Agreement with a new $45 million Senior Secured Credit Facility comprised of a $25 million revolving credit facility and two separate term loans for $5 million and $15 million. The two separate term loans were paid off and the revolving credit facility paid down to zero in March 2002 in conjunction with the private placement of common stock completed on March 22, 2002. The maximum borrowing capacity under this facility is based on inventory and receivables

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels and other factors. Under the covenant provisions of the credit facility, the Company agreed to, among other things, maintain certain specified financial ratios and consolidated net worth, not make certain distributions with respect to capital stock (including cash dividends), not make certain investments and not allow our subsidiaries to incur certain types and amounts of debt.

      As partial consideration for the Senior Secured Credit Facility, the Company issued to Ableco Holding LLC, an affiliate of one of the Company’s lenders, a Series C Warrant to purchase up to 375,000 shares of common stock at an exercise price of $4.00 per share (adjusted to $3.907 as discussed below). The Series C Warrant is exercisable over a period of five years. During 2002, prior to the payoff of the term loans, an additional 350,000 Series C Warrant shares were issued under the terms of the agreement. The estimated fair value of the Series C stock warrant to purchase 375,000 and 350,000 shares of the Company’s common stock, at the date issued and at the first six-month anniversary was $2.64 and $2.21 per share, respectively, using a Black-Scholes option pricing model. No warrants were exercised during 2003 or 2002. The total fair value of these stock warrants of $1.8 million was recorded as additional paid in capital and loan discount. The remaining loan discount of $1.6 million was written off in 2002 in connection with the pay-off of the term loans in March 2002 as discussed below.

      The Company also paid to Roth Capital Partners LLC, which assisted the Company in obtaining the new Senior Secured Credit Facility, a fee of $2.5 million and issued to it a Series D Warrant to purchase up to 312,477 shares of our common stock at an exercise price of $5.33 per share (adjusted to $5.207 per below). The Series D Warrant is exercisable over a period of five years. The estimated fair value of the Series D stock warrant at the date issued was $2.24 per share using a Black-Scholes option pricing model. No warrants were exercised during 2003 or 2002. The total fair value of these stock warrants of $0.7 million was recorded as additional paid in capital and debt issuance costs. Amortization of the debt issuance costs, including both the fair value of the Series D stock warrant and the cash fee paid, in the amount of $0.5 million was recorded as interest expense in 2001. This fee and the value of the Series C and D Warrants will be amortized as part of the loan costs.

      On March 22, 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private offering transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002. The net proceeds of the private offering amounted to $36.5 million and were used to repay the two term loans noted above with principal balances of $15.3 million and $3.3 million, respectively, $3.1 million in outstanding loans from a former director and former principal stockholder and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds were used for general corporate purposes.

      In connection with the early retirement of the term loans, the Company recorded an extraordinary loss on retirement of debt of $2.6 million during the first quarter of 2002. In accordance with SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections, the Company has reclassified its $2.6 million extraordinary loss from early extinguishment of debt for the twelve months ended December 31, 2002 to pre-tax income.

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

      Effective December 31, 2003, the Senior Secured Credit Facility was amended and restated to a fully cash secured arrangement in an effort to reduce costs and to further match the Company’s current liquidity

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

needs. Under the terms of the amended and restated agreement, the Company is required to maintain a $25 million unrestricted cash balance and is limited on the amount of certain additional debt the Company can incur. Any borrowings under the revolving line of credit must be fully secured by an equal amount of cash. All other financial covenants and most of the restrictions under the former agreement were removed. The available credit on the revolving line of credit, which was previously reduced to $15 million during March 2003, was further reduced to $10 million under the amended and restated Senior Secured Credit Facility. The interest rate was reduced from the greater of 8% or prime plus 2%, to the greater of 4% or prime plus 1%. The amended and restated Senior Secured Credit Facility expires July 31, 2005. The Company had no advances on the revolving line of credit during 2003 and no outstanding balance under the Senior Secured Credit Facility at December 31, 2003.

      The aggregate principal payments due on long-term debt are as follows (dollars in thousands):

Years Ending December 31,

2004	$1,058
2005	444
2006	8,342
2007	13

$9,857

12.     Restructuring Charges and Discontinued Operations

      During September 2002, the Company committed to a plan to improve profits. The plan entailed downsizing certain operations and streamlining their product offerings, changing to a distributor sales model versus a direct sales model in certain international locations and disposing of unprofitable operations around the world. The profit improvement plan included both restructuring activities to be accounted and reported under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as well as discontinued operations to be accounted and reported under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     Restructuring Charges

      The downsizing activities principally focused on the Company’s POS/ Network Systems segment, including the Company’s manufacturing operations in Brazil. Such activities entailed moving to a contract manufacturer, reducing the number of personnel and holding for sale certain long-lived assets such as buildings and production equipment. Inventories were also written down to support a more streamlined product offering. In addition, the Company identified certain sales offices around the world to close in favor of a more cost-effective distributor arrangement in those locations. Costs associated with closing these sales offices principally included employee severance, inventory write-downs and costs associated with exiting office space and disposing of office fixed assets. The Company substantially completed all restructuring activities relative to its profit improvement plan during 2002.

      During 2002 and 2003, the Company was unable to dispose of the remaining long-lived asset, the Company’s sales and distribution building in Brazil, initially held for sale at September 30, 2002, due to unfavorable real estate conditions. The long-lived asset continues to be actively marketed by the Company, and accordingly, the Company has continued to classify the long-lived asset as held for sale at December 31, 2003. If market conditions continue to deteriorate, further write-downs may be necessary.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the expected costs to be incurred with the activity, the amount incurred during the period and the ending liability as of December 31, 2002 (amounts in thousands):

	2002 Expected	2002 Incurred	2002 Accrued

Restructuring charges in Cost of Sales
Write down of inventories and related costs	$2,033	$2,033	$100

Total restructuring charges in cost of sales	$2,033	$2,033	$100

Restructuring charges
Write down of building to fair value	$2,184	$2,184	$—
Write down of fixed assets to fair value	1,388	1,388	—
Write down of other assets to fair value	233	233	—
One-time termination benefits	482	482	134
Miscellaneous operating accruals	147	147	25

Total restructuring charges	$4,434	$4,434	$159

      There were no restructuring charges incurred in 2003 or remaining accrued costs at December 31, 2003.

     Discontinued Operations

      In connection with the profit improvement plan, the Company identified and decided to hold for sale certain under-performing operating units whose activities were not closely aligned with the Company’s core business. The results of operations for these operating units held for sale have been classified as discontinued operations and all periods prior to September 2002 have been reclassified to present these operating units as discontinued operations. At the time the Company determined to hold these operations for sale, the carrying amounts of their assets were written down to their estimated fair value less an estimate of costs to sell. Assets written down consisted principally of accounts receivable, inventories, intangible assets and fixed assets. In accordance with SFAS 144, the operating results of the discontinued operating units, prior to sale, were classified in discontinued operations as incurred.

      In connection with the Company’s decision to hold certain operations for sale as discontinued operations, the Company recognized a loss on the initial write-down of the assets to their estimated fair value. The initial write-off amounted to $8.0 million and was included as part of the results of the discontinued operations for the year ended December 31, 2002. Additionally, during 2002, the Company completed the disposition of two of the operating units initially held for sale in September 2002. The sales did not result in material gains or losses.

      During 2003, the Company completed the disposition of all remaining operating units identified and initially held for sale in September 2002. In connection with the disposition of these operating units, the Company recorded a loss on sale of $3.2 million during 2003 comprised of a $0.3 million cash infusion made by the Company in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, one-time severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

      Consistent with the Company’s strategy of disposing of operating units not aligned with its core business, the Company sold its direct financing lease subsidiary, Golden Eagle, effective October 1, 2003, and recorded a $7.0 million gain net of severance and other exit costs. Gross proceeds from the sale amounted to $30.0 million. As a result of the disposition, the net operating results of Golden Eagle have been reported within discontinued operations for all periods presented. Net revenues and operating income (loss) reported in

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations for Golden Eagle for the three years ended December 31, 2003, 2002 and 2001 were $16.8 and $5.6 million, $25.7 and $2.8 million, and $28.6 and ($7.4) million, respectively.

      Assets and liabilities of the Company’s discontinued operations held for sale at December 31, 2002 consisted of the following (amounts in thousands):

December 31, 2002

Accounts receivable	$3,097
Inventory	5,270
Other assets	467

Total assets	$8,834

Accounts payable	$342
Other liabilities	307

Total liabilities	$649

      At December 31, 2003, the Company had no remaining assets of discontinued operations held for sale.

      Net revenues of the operating units classified as discontinued operations for the three years ended December 31, 2003, 2002 and 2001 were $22.6 million, $48.4 million and $54.9 million, respectively. Pretax income (loss) of the operating units classified as discontinued operations for the three years ended December 31, 2003, 2002 and 2001 was $7.2 million, ($10.9) million, and ($11.9) million. The pretax income for the year ending December 31, 2003 includes a net gain on disposition of discontinued operations of $3.8 million. The pretax loss for the year ending December 31, 2002 includes $8.0 million in initial write-downs of assets to fair market value. The pretax loss for the year ended December 31, 2001 includes a special charge of $7.2 million to strengthen credit reserves for certain segments of Golden Eagle’s direct finance lease receivables.

13.     Contract Accounting

      The Company is involved in one long-term contract with the Brazilian Health Ministry requiring substantial performance of customized software and hardware. The remaining milestones under the Brazilian Health Ministry contract are expected to be completed during 2004, as we are in the final maintenance phase of this contract. However, as of December 31, 2003, we have identified and made a claim for approximately $6.7 million of revenue in excess of the agreed upon contract. We believe it is probable our claim will result in additional revenue and have reasonably estimated such amount in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. While the revenue related to these claims has not been recorded under our percentage-of-completion milestone approach, contract costs to be recovered by these revenue claims amounting to approximately $4.9 million have been deferred within other long-term assets at December 31, 2002 and 2003 and treated as normal costs of contract performance. If our revenue claim is denied or results in revenue less than our associated costs, our operating results would be significantly impacted.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

      Income (loss) before income taxes consists of the following (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Income (loss) before income taxes:
United States	$(24,334)	$(55,956)	$(30,586)
Foreign	32,413	15,275	5,701

	$8,079	$(40,681)	$(24,885)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

	December 31,

	2003	2002

Deferred tax assets, current:
Inventory valuation and reserves	$2,144	$3,286
Compensation accruals	2,628	3,238
Allowance for doubtful accounts	264	3,032
Other	—	—
Valuation allowance	(5,036)	(9,556)

Deferred tax assets, current	$—	$—

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards	$45,188	$24,282
Intangibles	2,879	9,743
Property, plant and equipment	(309)	(484)
Other	3,827	3,472
Valuation allowance	(51,585)	(37,013)

Net deferred tax assets, non-current	$—	$—

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income tax expense (benefit) are as follows (dollars in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$(10,125)	$(2,302)
State	74	15	15
Foreign	4,040	4,420	1,433

	4,114	(5,690)	(854)
Deferred:
Federal	—	21,999	(4,274)
State	—	3,143	(510)
Foreign	—	951	661

	—	26,093	(4,123)

	$4,114	$20,403	$(4,977)

      The Company’s effective income tax rate differs from the U.S. federal income tax rate as shown below:

	Year Ended December 31,

	2003	2002	2001

Tax expense (benefit) at the federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes (benefit), net of federal income tax effect	0.8	—	(2.0)
Foreign taxes attributable to foreign operations less than federal statutory rate	(88.1)	13.2	(0.3)
Tax credits	(4.3)	—	(2.0)
Translation (loss) gain	(16.1)	—	1.0
Change in valuation allowance	121.2	73.7	18.6
Capital loss from investment in equity affiliate	—	—	0.4
Other	1.1	(1.7)	(0.7)

Effective tax rate	49.6%	50.2%	(20.0)%

      For the years ended December 31, 2003, 2002 and 2001, the Company’s valuation allowance against its deferred tax assets increased $10.0 million, $39.7 million and $4.6 million, respectively. At December 31, 2003 and 2002, the balance in the Company’s valuation allowance was $56.6 million and $46.6 million, respectively. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. There are no remaining balances of deferred tax assets reported on the balance sheet as of December 31, 2003 and 2002.

      As of December 31, 2003 and 2002, the Company had not provided deferred income tax benefits on cumulative losses of certain individual international subsidiaries of $38.4 million and $30.1 million respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $8.9 million and $6.0 million, respectively, and would be fully offset by a valuation allowance. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in its various international jurisdictions. As a result of certain employment actions and capital investments undertaken by the Company, income from manufacturing activities in certain

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2005.

      At December 31, 2003, the Company has U.S. Federal and State net operating loss carryforwards of approximately $129 million. These Federal and State net operating loss carryforwards will begin to expire beginning in 2020 and 2005, respectively, if not previously utilized.

      The Company does business in a number of different countries. Tax authorities may scrutinize the various tax structures employed by the Company in these countries. We believe that we maintain adequate tax reserves, including our valuation allowance, to offset the potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense or reduction of our valuation allowance would result. In addition, any potential tax liabilities that may arise upon audit could affect the individual items that comprise the company’s fully-reserved deferred tax asset balance.

15.	Profit Sharing Plans

      The Company has a 401(k) profit sharing plan (“401(k) plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) plan provides for the Company to make profit sharing contributions to the 401(k) plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2003, 2002 and 2001 was approximately $131,000, $146,000 and $165,000, respectively.

16.	Stockholders’ Equity

Stock Options

      During fiscal 1997, the Company’s Board of Directors (“Board”) approved the Hypercom Corporation Long-Term Incentive Plan (the “1997 Plan”), which was amended in 2001 to allocate a total of 6,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over five years) and expire ten years after the date of grant.

      In July 2000, the Company’s Board approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (the “2000 Plan”), which was amended in 2002 to allocate 7,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board, and expire after a period determined by the Board.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	10,782,473	$6.28	10,663,352	$6.32	7,057,043	$8.67
Granted	241,250	4.25	1,046,000	5.64	5,653,600	3.75
Exercised	(380,142)	1.91	(154,475)	3.88	(80)	10.38
Forfeited	(587,254)	8.76	(772,404)	6.50	(2,047,211)	7.29

Ending balance outstanding	10,056,327	$6.26	10,782,473	$6.28	10,663,352	$6.32

Exercisable at end of year	7,382,193	$6.57	6,502,702	$6.42	4,054,616	$6.83

      The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price

$1.90 — 2.66.	525,750	0.80	$2.34	523,875	$2.34
$3.10 — 3.50.	3,061,768	7.14	3.49	2,068,702	3.49
$3.52 — 6.40.	3,528,825	6.04	5.62	2,367,445	5.94
$6.81 — 15.00.	2,939,984	6.11	10.60	2,422,171	10.72

	10,056,327			7,382,193

      Pro forma information regarding net income (loss) and net income (loss) per share as disclosed in Note 2, has been determined as if the Company had accounted for its stock option plans under the fair value based method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted in the years ended December 31, 2003, 2002 and 2001 was $2.05, $4.46, and $2.87, respectively.

     Unearned Deferred Compensation

      In December 2003, the Company granted 124,224 restricted shares of common stock to certain employees under the 2000 Plan. The Company recorded deferred compensation of $600,000, representing the market price of the shares at the date of grant. The weighted average fair value of the award was $4.83 per share. The amount of deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period of the employees receiving the grants. The shares vest two years after the grant date. The Company expects to record compensation expense related to deferred compensation beginning in January 2004 of approximately $75,000 per quarter through December 31, 2005. Expense with

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award. No restricted stock awards were granted during 2002 or 2001.

     Employee Stock Purchase Plan

      On September 8, 1997, the Company’s Board adopted and the stockholders of the Company approved a non-compensatory employee stock purchase plan entitled the Hypercom Corporation 1997 Employee Stock Purchase Plan (“Purchase Plan”). The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions. The initial offering period commenced immediately following the initial public offering (“IPO”) and extended through June 30, 1998, with subsequent offering periods beginning every six months thereafter (every three months effective November 16, 1999). At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 90% (85% effective November 16, 1999) of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2003, 2002, and 2001 the Company sold 105,959, 90,571, and 156,765 shares to employees at weighted average prices of $3.06, $3.68, and $2.84 per share, respectively.

     Preferred Stock

      On September 8, 1997, the Company’s Board amended and restated the Company’s Certificate of Incorporation to authorize 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2003 and 2002, there were no preferred shares outstanding.

     Directors’ Stock Plan

      On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation Directors’ Stock Plan (the “Director Plan”). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Director of an option to purchase 6,250 shares of Common Stock immediately following the IPO. In addition, each individual who first becomes a Director after the date of the initial grant of options will be granted an option to purchase 6,250 shares of Common Stock, and will receive an annual grant of options to purchase 6,250 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 175,000, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, and/or previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price.

     Stock Repurchase

      In June 1998, the Board of Directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of the Company’s stock in the open market or in privately negotiated transactions. In addition, during August 2003, the Company’s Board of Directors authorized the repurchase of an additional $10 million in common stock to maximize shareholder value. During 2003, the Company purchased 60,000 shares of its common stock for $0.3 million. The repurchased shares were recorded as treasury stock and result

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a reduction to stockholder’s equity. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

17.     Commitments and Contingencies

     Lease Commitments

      The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.

      Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,

2004	$1,615
2005	1,076
2006	693
2007	664
2008	478
Thereafter	657

$5,183

      Rental expense from continuing operations amounted to $3.1 million, $3.6 million, and $3.8 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

     Litigation

      The Company is subject to litigation, which has arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

18.     Related Party Transactions

     Receivables from and Payable to Stockholders

      During the year ended December 31, 2001, the Company entered into loan agreements as amended and restated, with George Wallner, the Company’s former Chief Strategist and former principal stockholder, in the aggregate amount of $3.1 million. The loans bore interest at 12% annually and were due January 31, 2003. The entire outstanding principal balance of $3.1 million was paid in full as of December 31, 2002.

      In fiscal 1997, the Company made a loan to George Wallner, the Company’s former Chief Strategist and former principal stockholder, in the principal amount of $749,000 and to Paul Wallner a former principal stockholder, in the principal amount of $749,000. The loans are non-interest bearing and are due in full in March 2004. The outstanding balance on these notes is included as a separate component of Stockholders’ Equity. During the year ended December 31, 2002, the Company received cash repayments of $160,500 from George Wallner and $160,500 from Paul Wallner, for a total of $321,000.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Segment Information

      As a result of the sale of Golden Eagle Leasing effective October 1, 2003, which comprised the Company’s entire Direct-Finance Leasing segment, the Company’s continuing operations consist solely of one segment: Point-of-Sale (POS)/ Network Systems. All operating results and cash flows for Golden Eagle Leasing have been reclassified to discontinued operations for all periods presented (see Note 12).

      POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments as well as supporting non-payment applications and new markets, including government, education and healthcare. Network Systems develops, manufactures, markets, and supports transaction-networking systems.

      Net revenues to external customers are based on the location of the customer. Geographic information as of and for each of the years ended December 31, 2003, 2002, and 2001 is presented in the table below (dollars in thousands):

Years Ending December 31,	United States	Latin America	Asia/Pacific	Europe	Total

2003
Revenues	$76,466	$42,897	$40,193	$71,958	$231,514
Long-lived assets	21,307	13,624	3,297	2,218	40,446
2002
Revenues	$83,038	$65,318	$38,422	$58,187	$244,965
Long-lived assets	26,121	15,210	2,334	1,842	45,507
2001
Revenues	$87,221	$69,855	$34,143	$45,554	$236,773
Long-lived assets	57,974	18,257	3,343	2,178	81,752

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,

	2003	2002	2001

Changes in operating assets and liabilities:
Accounts receivable	$(5,788)	$7,142	$6,247
Net investment in sales-type leases	(6,446)	(4,750)	(3,280)
Inventories	1,243	5,732	(29)
Income tax receivable	9,118	(9,118)	—
Prepaid expenses and other current assets	674	4,702	(3,537)
Other assets	(368)	(5,345)	(239)
Accounts payable	(1,988)	(14,135)	(618)
Accrued payroll and related expenses	1,265	696	(244)
Accrued sales and other tax	(259)	1,602	1,080
Accrued liabilities	709	(4,181)	(158)
Deferred revenue	46	101	(210)
Income taxes payable	(18)	100	(1,249)
Other liabilities	1,539	637	(175)

Net decrease in operating assets and liabilities	$(273)	$(16,817)	$(2,412)

Cash paid during the year by continuing operations:
Interest	$(1,064)	$(2,956)	$(4,870)

Income taxes	$(2,275)	$(3,033)	$(2,340)

Noncash investing activities:
Acquisition of plant and equipment through capital leases	$55	$132	$—

Changes in accounts payable related to the purchase of property, plant and equipment	$—	$(477)	$471

Noncash financing activities:
Issuance of stock to pay off notes payable	$—	$—	$(7,500)

Issuance of common stock warrants at fair value	$—	$(833)	$(3,722)

Beneficial conversion feature	$—	$—	$(667)

Conversion of notes payable and accrued interest into common stock	$—	$—	$(3,438)

21.     Interim Financial Results (Unaudited)

      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2003 and 2002. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. (Dollars in thousands, except per share amounts.)

	2003

	First	Second	2003 Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)	Fiscal Year

Net revenue	$49,796	$58,899	$59,405	$63,414	$231,514
Gross profit	19,920	23,920	25,304	26,886	96,030
Income (loss) from continuing operations	(948)	2,790	5,273	5,920	13,035
Income (loss) before discontinued operations	(2,800)	976	3,037	2,752	3,965
Income (loss) from discontinued operations	770	(484)	956	5,991	7,233

Net income (loss)	$(2,030)	$492	$3,993	$8,743	$11,198

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.02	$0.06	$0.06	$0.08
Income (loss) from discontinued operations	0.02	(0.01)	0.02	0.12	0.15

Basic income (loss) per share	$(0.04)	$0.01	$0.08	$0.18	$0.23

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.02	$0.06	$0.05	$0.08
Income (loss) from discontinued operations	0.02	(0.01)	0.02	0.12	0.14

Diluted income (loss) per share	$(0.04)	$0.01	$0.08	$0.17	$0.22

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002

	First	Second	Third	Fourth
	Quarter(1)(2)	Quarter(1)	Quarter(1)	Quarter(1)	Fiscal Year

Net revenue	$63,898	$61,131	$57,987	$61,949	$244,965
Gross profit	25,475	24,466	19,662	21,753	91,356
Income (loss) from continuing operations	4,249	4,290	(6,930)	2,681	4,290
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(1,071)	1,029	(25,267)	807	(24,502)
Income (loss) from discontinued operations	(1,571)	(649)	(13,007)	411	(14,816)
Cumulative effect of change in accounting principle	(21,766)	—	—	—	(21,766)

Net income (loss)	$(24,408)	$380	$(38,274)	$1,218	$(61,084)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.03)	$0.02	$(0.53)	$0.02	$(0.53)
Income (loss) from discontinued operations	(0.04)	(0.01)	(0.27)	0.01	(0.32)
Cumulative effect of change in accounting principle	(0.53)	—	—	—	(0.47)

Basic and diluted income (loss) per share	$(0.60)	$0.01	$(0.80)	$0.03	$(1.32)

(1)	During the third quarter of 2002, the Company identified certain unprofitable businesses and made the decision to hold these operating units for sale. For comparative purposes, all prior operating results of these unprofitable businesses have been reclassified to reflect the results of operations in discontinued operations (see Note 12).

In addition, the Company sold its direct finance lease subsidiary, Golden Eagle, during the fourth quarter of 2003 and recorded a $7.0 million gain net of severance and other closing costs. As a result of the disposition, the net operating results of Golden Eagle have been reported within discontinued operations for all periods presented (see Note 12).

(2)	During 2002, the Company adopted SFAS 142, Goodwill and Intangible Assets. During the second quarter of 2002, the Company completed the evaluation of its reporting units for impairment of goodwill and recorded a $21.8 million write-off of goodwill primarily attributable to Golden Eagle Leasing. Under the transitional provisions of SFAS 142, this write-off has been reflected as a cumulative effect of change in accounting principle. The 2002 first quarter operating results have been restated to reflect this charge as required by SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Charged to
		Costs and
		Expenses in	Charged to
	Balance at	Continuing	Other
	Beginning of	Operations	Accounts	Deductions	Balance at
	Period	(A)	(A)	(B)	End of Period

	(Amounts in thousands)
Year Ended December 31, 2001:
Allowance for doubtful accounts	3,655	1,056	117	(1,406)	3,422
Allowance for credit losses on sales-type leases	—	607	—	—	607
Year Ended December 31, 2002:
Allowance for doubtful accounts	3,422	538	336	(1,014)	3,282
Allowance for credit losses on sales-type leases	607	691	—	120	1,418
Year Ended December 31, 2003:
Allowance for doubtful accounts	3,282	1,972	—	(4,261)	993
Allowance for credit losses on sales-type leases	1,418	705	—	(429)	1,694

(A)	Certain amounts in the 2002 and 2001 periods relating to operations discontinued in 2002 and 2003 have been reclassified to conform with the 2003 presentation.

(B)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
3.2	—	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.1	—	Amended and Restated Certificate of Incorporation of Hypercom (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.1	—	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc. (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.2	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440))†
10.3	—	Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))†
10.4	—	Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181))†
10.5	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-97179))†
10.6	—	Employment Agreement, dated February 4, 2004, between Christopher S. Alexander and Hypercom Corporation*†
10.7	—	Deferred Compensation Agreement, dated June 3, 2002, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.5 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)†
10.8	—	Amended and Restated Loan and Security Agreement effective December 31, 2003, by and among Hypercom Corporation, Hypercom U.S.A., Inc., Hypercom Manufacturing Resources, Inc., Hypercom Latino America, Inc., Hypercom EMEA, Inc., and Wells Fargo Foothill, Inc.*
10.9	—	Form of Stock Purchase Agreement by and among George R. Wallner, Paul Wallner, Hypercom Corporation and certain institutional purchasers, dated August 13, 2003 (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed August 15, 2003)
10.10	—	Form of Registration Rights Agreement by and among Hypercom Corporation, George Wallner and certain institutional purchasers, dated August 13, 2003 (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed August 15, 2003)
10.11	—	Asset Purchase Agreement by and among Hypercom Corporation, Golden Eagle Leasing, Inc. and Northern Leasing Systems Inc., effective October 1, 2003 (incorporated by reference to Exhibit 2.1 to Hypercom Corporation’s Current Report on Form 8-K/A filed October 22, 2003)
14	—	Code of Ethics*
21.1	—	List of Subsidiaries*
31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit
Number		Description of Exhibit and Method of Filing

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
23.1	—	Consent of Ernst & Young LLP, independent accountants*
24.1	—	Powers of Attorney*
99.1	—	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors*

*	Filed herewith.

†	Management or compensatory plan or agreement.