Form 10-Q
period 2004-03-31
HYPERCOM CORP
filed 2004-05-10
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004.

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

Yes  [X]   No  [   ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 5, 2004, was 50,963,717.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2004
	(unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64,290	$65,415
Marketable securities	20,900	17,400
Accounts receivable, net of allowance for doubtful accounts of $1,059 and $993, respectively	52,252	55,252
Current portion of net investment in sales-type leases	11,147	10,477
Inventories	40,729	42,262
Prepaid expenses and other current assets	11,169	13,769
Long-lived assets held for sale	851	852

Total current assets	201,338	205,427
Property, plant and equipment, net	28,474	28,217
Long-term marketable securities	153	153
Net investment in sales-type leases	17,376	18,542
Intangible assets, net	4,131	3,731
Other long-term assets	8,761	8,498

Total assets	$260,233	$264,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,545	$21,733
Accrued payroll and related expenses	6,759	8,267
Accrued sales and other taxes	5,584	6,359
Accrued liabilities	6,943	7,534
Deferred revenue	3,096	2,044
Income taxes payable	1,387	1,690
Current portion of long-term debt	901	1,058

Total current liabilities	43,215	48,685
Long-term debt	8,636	8,799
Other non-current liabilities	2,982	2,787

Total liabilities	54,833	60,271
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 50,649,693 and 49,930,803 shares outstanding at March 31, 2004 and December 31, 2003, respectively	30	29
Additional paid-in capital	222,531	220,004
Receivables from stockholders	—	(1,056)
Accumulated deficit	(13,528)	(11,307)
Unearned deferred compensation	(860)	(600)
Treasury stock, 290,211 shares (at cost)	(2,773)	(2,773)

Total stockholders’ equity	205,400	204,297

Total liabilities and stockholders’ equity	$260,233	$264,568

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenue	$50,763	$49,796
Costs and expenses:
Costs of revenue	29,517	29,876
Research and development	6,825	5,813
Selling, general and administrative	14,885	15,055

Total costs and expenses	51,227	50,744

Loss from continuing operations	(464)	(948)
Interest income	273	50
Interest expense	(491)	(592)
Other income (expense)	18	(157)
Foreign currency loss	(728)	(463)

Loss before income taxes and discontinued operations	(1,392)	(2,110)
Provision for income taxes	(829)	(690)

Loss before discontinued operations	(2,221)	(2,800)
Income from discontinued operations	—	770

Net loss	$(2,221)	$(2,030)

Loss per share - basic and diluted:
Loss before discontinued operations	$(0.04)	$(0.06)
Income from discontinued operations	—	0.02

Loss per share	$(0.04)	$(0.04)

Weighted average common shares - basic and diluted	50,213	48,043

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from continuing operations:
Net loss from continuing operations	$(2,221)	$(2,800)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Amortization of deferred financing costs	224	224
Depreciation/amortization	2,159	2,375
Bad debt expense	194	1,120
Provision for losses on sales-type leases	290	161
Provision for excess and obsolete inventory	1,231	706
Noncash stock compensation	100	—
Foreign currency loss	728	463
Changes in operating assets and liabilities	(730)	11,699

Net cash provided by operating activities	1,975	13,948
Cash flows from investing activities:
Purchases of marketable securities	(6,000)	—
Proceeds from the sale or maturity of marketable securities	2,500	—
Acquisition of other assets	(856)	(465)
Purchase of property, plant and equipment	(1,273)	(1,884)

Net cash used in investing activities	(5,629)	(2,349)
Cash flows from financing activities:
Repayment of long-term debt	(313)	(371)
Payments received on advances to stockholders	1,056	—
Proceeds from issuance of common stock	2,168	92
Advances from discontinued operations	—	278

Net cash provided by (used in) financing activities	2,911	(1)
Effect of exchange rate changes on cash	(24)	69

Net (decrease) increase in cash flows from continuing operations	(767)	11,667
Net (decrease) increase in cash flows from discontinued operations	(358)	2,593
Cash and cash equivalents, beginning of period	65,415	23,069

Cash and cash equivalents, end of period	$64,290	$37,329

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to the current period presentation, including the results of operations and cash flows of the Company’s former direct finance lease subsidiary, Golden Eagle Leasing.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2 – STOCK-BASED COMPENSATION

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

The Company has elected to continue to measure compensation expense related to employee stock options using the intrinsic value method prescribed by APB 25 and related interpretations. The following table represents the effect on net loss and loss per share as if the Company had applied the fair value method and the recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,221)	$(2,030)
Add: Stock-based employee compensation expense included in reported net income	100	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(724)	(1,459)

Pro forma net loss	$(2,845)	$(3,489)

Net loss per share:
Basic and diluted, as reported	$(0.04)	$(0.04)
Basic and diluted, pro forma	$(0.06)	$(0.07)
Weighted average shares used in pro forma computation:
Basic and diluted	50,213	48,043

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income (loss) for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period. See Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the Company’s stock-based employee compensation.

NOTE 3 – POTENTIALLY DILUTIVE SECURITIES

Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted loss per share because they were anti-dilutive amounted to 10,556,009 and 13,091,917 for March 31, 2004 and March 31, 2003, respectively.

NOTE 4 – INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
Purchased parts	$17,425	$17,990
Work in progress	4,651	4,581
Finished goods	18,653	19,691

	$40,729	$42,262

NOTE 5 – DISCONTINUED OPERATIONS

The Company’s discontinued operations include the results of operations of certain under-performing operating units previously identified and reported as discontinued operations together with the results of operations of the Company’s former direct finance lease subsidiary, Golden Eagle Leasing, initially reported in discontinued operations during the third quarter of 2003. All periods prior to the third quarter of 2003 have been reclassified to present the operating results of Golden Eagle Leasing in discontinued operations. Net revenues and pretax income of the operating units classified as discontinued operations for the three months ended March 31, 2003 was $8.3 million and $0.8 million, respectively, which includes net revenue and pretax income of Golden Eagle Leasing in the amount of $5.9 million and $1.7 million, respectively.

NOTE 6 – RECEIVABLES FROM STOCKHOLDERS

During the first quarter of 2004, the Company received $1.1 million in cash from two former principal stockholders to repay notes that came due during the quarter. These notes were reflected as a separate component of Stockholders’ Equity.

NOTE 7 - INCOME TAXES

Income tax expense before discontinued operations for federal, state and foreign taxes was $0.8 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. The income tax expense is principally comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2003 Annual Report on Form 10-K, the Company has recorded full valuation reserves against its deferred tax asset balance existing at December 31, 2003. Consistent with the facts and circumstances leading to the Company’s conclusion to provide a full valuation reserve against its deferred tax assets, the Company has provided a further valuation reserve against any net increases in deferred tax assets principally attributable to U.S. operating losses generated during the first quarter of 2004. Accordingly, the effective tax rate for the first quarter of 2004 is not meaningful. These valuation reserves are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

As noted above, the Company provided full valuation reserves against all net increases in deferred tax assets attributable to U.S. operating losses generated during 2003 and, therefore, the effective tax rate for the first quarter of 2003 is not meaningful.

NOTE 8 – UNEARNED DEFERRED COMPENSATION

In February 2004, the Company granted 60,000 shares of restricted common stock to the Company’s Chief Executive Officer under the 2000 Plan. The Company recorded deferred compensation of $360,000, representing the market price of the shares at the date of grant and a weighted-average fair value of $6.00 per share. The deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period. The Company expects to record compensation expense related to deferred compensation of approximately $27,000 per quarter through February 2007. Expense with respect to the grants could be reduced and/or reversed to the extent the Chief Executive Officer leaves the Company prior to vesting in the award.

NOTE 9 – CONTRACT ACCOUNTING

The Company is involved in one long-term contract with the Brazilian Health Ministry requiring substantial performance of customized software and hardware. The final maintenance phase of this contract expired on April 30, 2004. The Brazilian Health Ministry has informed the Company of their intent to extend the maintenance element of the contract and the Company is in the process of finalizing the terms of such extension. As of March 31, 2004, the Company has a receivable balance outstanding under this contract of approximately $3.4 million, which was recorded based on the Company achieving contract milestones approved by the Brazilian Health Ministry. In addition, the Company has made a claim for $4.6 million of revenue as allowed for under the contract, and identified and made a claim for approximately $6.7 million of revenue in excess of the agreed upon contract. The Company believes it is probable the claims will result in additional revenue and have reasonably estimated such amount in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. While the revenue related to these claims has not been recorded under the percentage-of-completion milestone approach, contract costs to be recovered by these revenue claims amounting to approximately $9.4 million have been deferred within other current assets and other long-term assets at March 31, 2004 and treated as normal costs of contract performance. If the revenue claims are denied or results in revenue less than the associated costs, the operating results would be significantly impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but not be limited to, projections of revenue or net income and issues that may affect revenue or net income, projections of capital expenditures, future levels of research and development expenditures, plans for future operations, products or services, our ability to fund our projected liquidity and capital requirements from our cash flow from operations and our current cash reserves, and general economic conditions, as well as assumptions relating to the foregoing.

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

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations exclude the operations of the operating units being reported as discontinued operations (see Note 5 to the financial statements).

NET REVENUE

Net revenue for our seasonally lower first quarter increased $1.0 million or 2%, to $50.8 million for the first quarter of 2004 from $49.8 million in the first quarter of 2003. The year over year slight increase is reflective of an improvement in the global economy compared to a year ago.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. For the three months ended March 31, 2004, costs of revenue declined $0.4 million or 1%, to $29.5 million from $29.9 million for the three months ended March 31, 2003. The decrease in cost of revenue, albeit on higher revenues, was principally the result of manufacturing efficiencies attributable to lower negotiated raw material component prices and engineered hardware cost reductions. Although we do not anticipate further declines in raw material component prices, component prices are subject to supply and demand in the worldwide economy and, therefore, cannot be easily predicted.

Gross margin increased from 40.0% to 41.9% for the three months ended March 31, 2003 and 2004, respectively, and is primarily due to favorable raw material component costs as previously discussed.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended March 31, 2004 increased $1.0 million or 17% to $6.8 million from $5.8 for the three months ended March 31, 2003. The increase in research and development spending is reflective of new products we recently launched including several new terminals under our Optimum product family and an internet protocol (“IP”) enabling device, IN-tactTM, that converts existing Hypercom terminals into faster IP-enabled card payment terminals. This level of quarterly spending in research and development, on a relative dollar basis, is expected to continue for the remaining quarters in 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $14.9 million for the three months ended March 31, 2004, compared to $15.1 for the three months in the prior year. This $0.2 million or 1% decrease for the three months ended March 31, 2004 is reflective of our continued focus on containing costs in this area.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations for the quarter ended March 31, 2004 decreased $0.4 million to a loss of $0.5 million from a loss of $0.9 million in the same period a year ago. This decrease is principally the result of margin gains resulting from higher revenues and lower component costs partially offset by an increase in research and development spending.

NET INTEREST, FOREIGN CURRENCY LOSSES AND OTHER ITEMS

We incurred interest expense of $0.5 for the three months ended March 31, 2004 compared to $0.6 million for the three months ended March 31, 2003, which is reflective of the continued decline in our long-term debt and reduced fees under our Senior Secured Credit Facility which was amended effective December 31, 2003. Interest expense is comprised of interest on long-term borrowings and the amortization of debt issuance costs. Foreign currency loss for the three months ended March 31, 2004 and 2003 was $0.7 million and $0.5 million, respectively. The increased foreign currency loss was principally the result of additional hedging costs associated with the expansion of our hedging program and certain product returns resulting in the reversal of translation gains previously recognized on accounts receivable.

Income tax expense before discontinued operations for federal, state and foreign taxes was $0.8 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. The income tax expense is principally comprised of income taxes associated with our profitable foreign locations.

As discussed in our 2003 Annual Report on Form 10-K, we have recorded full valuation reserves against our deferred tax asset balance existing at December 31, 2003. Consistent with the facts and circumstances leading to our conclusion to provide a full valuation reserve against our deferred tax assets, we provided a further valuation reserve against any net increases in deferred tax assets principally attributable to U.S. operating losses generated during the first quarter of 2004. Accordingly, the effective tax rate for the first quarter of 2004 is not meaningful. These valuation reserves are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

As noted above, we provided full valuation reserves against all net increases in deferred tax assets attributable to U.S. operating losses generated during 2003 and, therefore, the effective tax rate for the first quarter of 2003 is not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit or other bank notes payable.

Cash provided by continuing operations for the three months ended March 31, 2004 was $2.0 million compared to $13.9 million for the three months ended March 31, 2003. The year over year decline is principally due to the receipt of an $8.3 million income tax refund related to a U.S. net operating loss carryback claim filed during the first quarter 2003 combined with $6.1 million in positive cash flow resulting from declining inventory balances coming out of 2002 into 2003. Inventory balances have since stabilized and remain at sufficient levels to support our core products. Other year over year changes in operating assets and liabilities reflect normal variations in the customer collection and vendor payment process.

Cash used in investing activities increased $3.3 million from $2.3 million for the three months ended March 31, 2003 to $5.6 million for the three months ended March 31, 2004. The increase in cash used in investing activities is primarily related to the investment of surplus cash in marketable securities. Capital expenditures declined $0.6 million from $1.9 million to $1.3 million for the three months ended March 31, 2003 and 2004, respectively. This decline is reflective of the normal variations in the timing of capital expenditures. Capital expenditures in the first quarter of 2004 were principally for upgrades to computer software and hardware as well as equipment purchases.

Cash provided by financing activities was $2.9 million and zero for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided by financing activities was the result of $2.2 million in cash proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan as well as $1.1 million in cash received from two former principal shareholders to repay notes which came due during the quarter. Long-term debt decreased $0.4 million to $9.5 million at March 31, 2004, from $9.9 million at December 31, 2003, principally as a result of repayments on debt related to mortgages on our facilities. At March 31, 2004, working capital and cash and cash equivalents was $158.1 million and $64.3 million, respectively, compared to $156.7 and $65.4 million respectively, at December 31, 2003.

We continue to accelerate cash generation through aggressively pursuing collection of trade receivables, reducing inventories and controlling expenses. We believe our cash flow from operations, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2004. If operating results are unfavorable we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

BACKLOG

As of March 31, 2004, we had backlog of $54.9 million, compared to $83.7 million at March 31, 2003. The decrease in backlog is primarily related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule and a general trend towards purchase commitments with shorter delivery schedules.

We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2004, our cash equivalent investments were primarily in money market accounts and certificates of deposit and were reflected as cash equivalents because all maturities were within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

Our marketable securities, consisting of fixed income securities, were $21.1 million as of March 31, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2004 the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

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

A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. Beginning in June 2002, we resumed our foreign currency risk management strategy, which had been suspended starting the fourth quarter of 2000 due to credit limitations imposed by our banks. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At March 31, 2004, we had foreign currency forward contracts outstanding in the amount of $31.7 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses.

We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK

FACTORS” set forth in Exhibit 99.1, attached hereto.

At present, we have $9.5 million in debt obligations and there are no borrowings under our line of credit facility at March 31, 2004. As such, our interest rate risk is limited with respect to existing debt.

During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this Item 3, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 4. Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. In addition, Hypercom management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Colleen E. Ryan v. Hypercom Corporation, et. al. On April 26, 2004, a jury verdict in this action in the Superior Court of Maricopa County, Arizona, upheld the enforceability of the 1997 settlement agreement between the Company and a former employee, thereby barring certain claims made by her in 1998 against the Company, a former executive, and a current executive.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock from time to time when warranted by market conditions. As of the end of fiscal 2003, the Company had repurchased 60,000 shares of common stock at an average price per share of $4.50. There were no purchases made under this program during the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amended and Restated Hypercom 1997 Employee Stock Purchase Plan * †

10.2	Amendment to Deferred Compensation Agreement, dated March 16, 2004, between Hypercom Corporation and Christopher S. Alexander * †

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

†	Management or compensatory plan or agreement.

(b)	Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

a)	Form 8-K dated February 6, 2004, furnishing under Item 12, the Company’s press release, dated February 6, 2004, announcing the Company’s results of operations for the fiscal year and quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 7, 2004	By: /s/ John W. Smolak

John W. Smolak

Executive Vice President and Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Amended and Restated Hypercom 1997 Employee Stock Purchase Plan * †

10.2	Amendment to Deferred Compensation Agreement, dated March 16, 2004, between Hypercom Corporation and Christopher S. Alexander * †

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

†	Management or compensatory plan or agreement.