Form 10-Q
period 2004-06-30
HYPERCOM CORP
filed 2004-08-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004.

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

Yes [X] No [ ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 3, 2004, was 51,838,087.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2004
	(unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$56,894	$65,415
Marketable securities	31,900	17,400
Accounts receivable, net of allowance for doubtful accounts of $3,150 and $993, respectively	56,958	55,252
Current portion of net investment in sales-type leases	9,412	8,783
Inventories	39,475	42,262
Prepaid expenses and other current assets	8,118	13,769
Long-lived assets held for sale	782	852

Total current assets	203,539	203,733
Property, plant and equipment, net	28,869	28,217
Long-term marketable securities	153	153
Net investment in sales-type leases	19,457	20,236
Intangible assets, net	4,413	3,731
Other assets	3,873	8,498

Total assets	$260,304	$264,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,641	$21,733
Accrued payroll and related expenses	7,517	8,267
Accrued sales and other taxes	5,128	6,359
Accrued liabilities	7,414	7,534
Deferred revenue	3,063	2,044
Income taxes payable	2,899	1,690
Current portion of long-term debt	661	1,058

Total current liabilities	49,323	48,685
Long-term debt	8,545	8,799
Other liabilities	2,960	2,787

Total liabilities	60,828	60,271
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 51,525,979 and 49,930,803 shares outstanding at June 30, 2004 and December 31, 2003, respectively	31	29
Additional paid-in capital	225,916	220,004
Receivables from stockholders	—	(1,056)
Accumulated deficit	(22,964)	(11,307)
Unearned deferred compensation	(734)	(600)
Treasury stock, 290,211 shares (at cost)	(2,773)	(2,773)

Total stockholders’ equity	199,476	204,297

Total liabilities and stockholders’ equity	$260,304	$264,568

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$64,691	$58,899	$115,454	$108,695
Costs of revenue	36,743	34,979	66,260	64,855
Provision for deferred contract costs	11,305	—	11,305	—

Gross profit	16,643	23,920	37,889	43,840
Operating expenses:
Research and development	6,444	6,422	13,269	12,235
Selling, general and administrative	16,962	14,708	31,847	29,763

Total operating expenses	23,406	21,130	45,116	41,998

Income (loss) from continuing operations	(6,763)	2,790	(7,227)	1,842
Interest income	221	97	494	147
Interest expense	(445)	(544)	(936)	(1,136)
Other income (expense)	2	68	20	(89)
Foreign currency loss	(911)	(483)	(1,639)	(946)

Income (loss) before income taxes and discontinued operations	(7,896)	1,928	(9,288)	(182)
Provision for income taxes	(1,540)	(952)	(2,369)	(1,642)

Income (loss) before discontinued operations	(9,436)	976	(11,657)	(1,824)
Income (loss) from discontinued operations (including $1.6 million loss on disposal in 2003)	—	(484)	—	286

Net income (loss)	$(9,436)	$492	$(11,657)	$(1,538)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.18)	$0.02	$(0.23)	$(0.04)
Income (loss) from discontinued operations	—	(0.01)	—	0.01

Basic and diluted income (loss) per share	$(0.18)	$0.01	$(0.23)	$(0.03)

Weighted average common shares - basic	51,412	48,829	50,813	48,438

Weighted average common shares - diluted	51,412	49,966	50,813	48,438

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from continuing operations:
Net loss from continuing operations	$(11,657)	$(1,824)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Amortization of deferred financing costs	448	448
Depreciation/amortization	4,246	4,601
Provision for bad debts	661	1,048
Provision for long-term contract accounts receivable	1,635	—
Provision for deferred contract costs	11,305	—
Provision for losses on sales-type leases	643	314
Provision for excess and obsolete inventory	3,462	2,014
Noncash stock compensation	227	—
Foreign currency loss	1,639	946
Changes in operating assets and liabilities, net	(6,337)	10,067

Net cash provided by operating activities	6,272	17,614

Cash flows from investing activities:
Purchases of marketable securities	(22,000)	—
Proceeds from the sale or maturity of marketable securities	7,500	—
Purchase of property, plant, and equipment	(2,925)	(2,832)
Acquisition of other assets	(2,768)	(709)

Net cash used in investing activities	(20,193)	(3,541)

Cash flows from financing activities:
Repayment of long-term debt	(621)	(728)
Proceeds from issuance of common stock	5,553	5,029
Payments received on advances to stockholders	1,056	—
Advances from discontinued operations	—	802

Net cash provided by financing activities	5,988	5,103

Effect of exchange rate changes on cash	(110)	412

Net (decrease) increase in cash flows from continuing operations	(8,043)	19,588
Net (decrease) increase in cash flows from discontinued operations	(478)	4,489
Cash and cash equivalents, beginning of period	65,415	23,069

Cash and cash equivalents, end of period	$56,894	$47,146

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hypercom Corporation (“Hypercom” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. During the second quarter of 2004, the Company recorded a nonrecurring charge to operations to fully reserve all deferred contract costs and accounts receivable related to the Company’s contract with the Brazilian Health Ministry (see Note 7). Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

NOTE 2 – STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, provided pro forma disclosures of net income (loss) are made as if the fair value based method of accounting, defined by SFAS 123, had been applied.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(9,436)	$492	$(11,657)	$(1,538)
Add: Stock-based employee compensation expense included in reported net income (loss)	127	—	227	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(697)	(1,273)	(1,421)	(2,732)

Pro forma net loss	$(10,006)	$(781)	$(12,851)	$(4,270)

Net loss per share:
Basic and diluted, as reported	$(0.18)	$0.01	$(0.23)	$(0.03)
Basic and diluted, pro forma	$(0.19)	$(0.02)	$(0.25)	$(0.09)
Weighted average shares used in pro forma computation:
Basic and diluted	51,412	48,829	50,813	48,438

     For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. See Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the Company’s stock-based employee compensation.

NOTE 3 – INVENTORIES

Inventories consist of the following (amounts in thousands):

	June 30, 2004	December 31, 2003
Purchased parts	$19,842	$17,990
Work in progress	4,228	4,581
Finished goods	15,405	19,691

	$39,475	$42,262

NOTE 4 – RECEIVABLES FROM STOCKHOLDERS

During March 2004, the Company received $1.1 million in cash from two former principal stockholders to repay notes that came due. These notes were historically reflected as a separate component of stockholders’ equity.

NOTE 5 – UNEARNED DEFERRED COMPENSATION

In February 2004, the Company granted 60,000 shares of restricted common stock to the Company’s Chief Executive Officer under the 2000 Plan. The Company recorded deferred compensation of $360,000, representing the market price of the shares at the date of grant and a weighted-average fair value of $6.00 per share. The deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period. The Company expects to record compensation expense related to this stock grant of approximately $27,000 per quarter through February 2007. Expense with respect to the grants could be reduced and/or reversed if the Chief Executive Officer leaves the Company prior to vesting in the award.

NOTE 6 – EQUITY TRANSACTIONS

During April 2004, the Company issued 742,257 shares of common stock, par value $0.001 per share, upon the conversion of 742,257 Series C Warrants at an exercise price of $3.91 per share. Proceeds from the conversion amounted to $2.9 million.

During the second quarter of 2003, the Company issued 1,366,250 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A Warrants (1,000,000 million shares at an exercise price of $3.19 per share) and Series B Warrants (366,250 shares at an exercise price of $3.16 per share). Proceeds from the conversions amounted to $4.3 million.

Additional equity activity during the first half of 2004 and 2003 related to the issuance of common stock under our Employee Stock Purchase Plan and stock option plans.

NOTE 7 – BRAZILIAN HEALTH MINISTRY CONTRACT

The Company has been involved in a long-term contract with the Brazilian Health Ministry requiring substantial delivery of customized software and hardware. Revenue and a resulting margin under this contract have been recorded based on the achievement of contract milestones approved by the Brazilian Health Ministry in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The margin for the entire contract was estimated to be 9%. Inherent in this margin was an expectation of realizing all amounts owed under the terms of the original contract and recovering claims for additional contract revenue, due to changes in the scope of the contract and additional currency exchange variation adjustments. Scope changes involved expanding the overall design specifications requiring additional hours and administration costs. The currency adjustments represented the inflation of cost on imported equipment caused by currency movements. At the end of 2003, the Company formally presented a claim to the Brazilian Health Ministry detailing the amount and nature of the scope changes and currency variation impact.

While additional revenues above the original contract amount have not been recorded, under the percentage-of-completion milestone approach, contract costs associated with the scope changes and currency adjustments have been deferred in anticipation of recognizing contract revenue. Deferred contract costs were reported within other current assets and other long-term assets and treated as normal costs of contract performance. Such costs amounted to $11.3 million as of June 30, 2004.

During April 2004, the final maintenance phase of the contract expired and the Brazilian Health Ministry informed the Company of their intent to extend the maintenance element of the contract. However, as of the end of the second quarter of 2004, no formal agreement had been entered into regarding the extension of the maintenance element of the contract and no official authoritative answer had been received regarding the pending claim. The Company believes that the delay in payment and extension of the maintenance element of the contract relates to a recent on-going internal scandal within the Brazilian Health Ministry, which in no way relates to the Company or the Company’s pending claim, but nevertheless, casts doubt and concern over the ability to recover, timely, the amounts owed under the contract. Accordingly, due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract, the Company recorded a $12.9 million charge to operations during the second quarter of 2004 to fully reserve all remaining amounts recorded under the contract. The charge consists of an $11.3 million reserve against deferred contract costs, which was recorded in cost of revenues and presented separately in the statement of operations, and a $1.6 million reserve against accounts receivables, which was recorded in selling expense. The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the reserved balances as well as renewal of the maintenance element of the contract, however, there is no certainty as to how much will ultimately be collected or if the maintenance element of the contract will ultimately be extended.

NOTE 8 – DISCONTINUED OPERATIONS

The Company’s discontinued operations include the results of operations of certain under-performing operating units previously identified and reported as discontinued operations together with the results of operations of the Company’s former direct finance lease subsidiary, Golden Eagle Leasing, initially reported in discontinued operations during the third quarter of 2003. All periods prior to the third quarter of 2003 have been reclassified to present the operating results of Golden Eagle Leasing in discontinued operations. Net revenues and pretax income (loss) of the operating units classified as discontinued operations for the three and six months ended June 30, 2003 was $8.4 million and ($0.5) million, and $16.7 million and $0.3 million, respectively, which includes net revenue and pretax income of Golden Eagle Leasing in the amount of $5.5 million and $2.0 million, and $11.4 million and $3.7 million, respectively.

During June 2003, the Company disposed of all the assets of Hypercom Horizon, Inc., initially held for sale in September 2002, resulting in a loss on disposal of $1.6 million comprised of $1.1 million in non-cash asset and inventory write-downs, $0.4 million in one-time severance costs, and $0.1 million in remaining facility lease costs.

NOTE 9 — INCOME TAXES

The Company’s income tax expense is principally comprised of income taxes associated with its profitable foreign locations.

As discussed in the Company’s 2003 Annual Report on Form 10-K, the Company has recorded a full valuation reserve against its deferred tax asset balances existing at December 31, 2003. Facts and circumstances have lead to the Company’s conclusion to continue to provide a full valuation reserve against its deferred tax assets as of June 30, 2004. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

Due to the Company’s net operating loss position and the provision of full valuation reserves against the Company’s deferred tax assets, the consolidated effective tax rates for the first half of 2004 and 2003 are not meaningful.

NOTE 10 – EARNINGS PER SHARE DISCLOSURES

The table below provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) before discontinued operations (amounts in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (loss) before discontinued operations	$(9,436)	$976	$(11,657)	$(1,824)

Weighted average shares of common stock outstanding:
Basic	51,412	48,829	50,813	48,438
Effect of stock options and warrants	—	1,137	—	—

Diluted	51,412	49,966	50,813	48,438

Income (loss) per share before discontinued operations
Basic:	$(0.18)	$0.02	$(0.23)	$(0.04)

Diluted:	$(0.18)	$0.02	$(0.23)	$(0.04)

Weighted average shares issuable upon the exercise of stock options and warrants which were not included in the computation of diluted income (loss) per share because they were anti-dilutive amounted to 9,798,300 and 10,360,623, and 6,322,498 and 12,821,850, for the three and six months ended June 30, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, projections of revenue or net income and issues that may affect revenue or net income, projections of capital expenditures, future levels of research and development expenditures, plans for future operations, products or services, our ability to fund our projected liquidity and capital requirements from our cash flow from operations and our current cash reserves, and general economic conditions, as well as assumptions relating to the foregoing.

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

RESULTS OF CONTINUING OPERATIONS

The results of continuing operations exclude the operations of the operating units being reported as discontinued operations (see Note 8 to the financial statements).

NET REVENUE

Net revenue increased $5.8 million or 9.8% and $6.8 million or 6.3% to $64.7 million and $115.5 million for the three and six months ended June 30, 2004, respectively, from $58.9 million and $108.7 million for the three and six months ended June 30, 2003, respectively. The year over year increase is principally attributable to additional product sales in our European region as well as incremental service revenues reflective of additional equipment installations performed by our NetSet service business in Brazil when compared to the same periods a year ago.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. During the second quarter, costs of revenue increased $1.8 million to $36.7 million in the second quarter 2004. On a year to date basis, cost of revenues increased $1.4 million to $66.3 million for the six months ended June 30, 2004. Cost of revenues as a percent of revenues declined to 56.7% and 57.4% from 59.4% and 59.7% for the three and six months ended June 30, 2004 and 2003, respectively. The decrease in cost of revenue as a percent of revenues was principally the result of manufacturing efficiencies attributable to lower negotiated raw material component prices, engineered hardware cost reductions, as well as greater absorption of fixed overhead expenses given higher current year revenues. Future component prices are subject to supply and demand in the worldwide economy and therefore, cannot be easily predicted.

PROVISION FOR DEFERRED CONTRACT COSTS

During the second quarter 2004, we recorded an $11.3 million charge to cost of revenue to reserve all costs previously deferred under our long-term contract with the Brazilian Health Ministry (see Note 7). Our decision to record the provision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe the delay is due to an on-going internal scandal within the Brazilian Health Ministry, which in no way relates to Hypercom or our pending claim, but nevertheless, casts doubt and concern over the ability to recover, timely, the amounts owed under the contract. We are actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the reserved contract costs as well as renewal of the maintenance element of the contract, however, there is no certainty as to how much will ultimately be collected or that the maintenance will ultimately be extended.

GROSS PROFIT

Gross profit as a percent of revenue declined to 25.7% and 32.8% from 40.6% and 40.3% for the three and six months ended June 30, 2003 and 2004, respectively. The decline in gross profit as a percent of revenue is related to the provision recorded to reserve all costs previously deferred under our contract with the Brazilian Health Ministry. Excluding the contract provision, gross profit as a percent of revenue increased to 43.2% and 42.6% for the three and six months ended June 30, 2004. These increases are principally due to favorable raw material component prices, engineered hardware cost reductions, and greater absorption of fixed overhead expenses given higher current year revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended June 30, 2004 and 2003 remained flat at $6.4 million. On a year to date basis, research and development expense increased $1.1 million or 9.0% to $13.3 million for the first half of 2004. The year to date increase in research and development spending is reflective of new products launched during the first half of 2004 including several new terminals under our Optimum product family and an internet protocol (“IP”) enabling device, IN-tact™, that converts existing Hypercom terminals into faster IP-enabled card payment terminals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $17.0 million and $31.8 million for the three and six months ended June 30, 2004, compared to $14.7 million and $29.8 million for the three and six months in the prior year. This $2.3 million or 15.6% and $2.0 million or 6.7% increase for the three and six months ended June 30, 2004 principally relates to a $1.6 million charge incurred during the second quarter of 2004 to reserve all outstanding account receivable balances with the Brazilian Health Ministry (see Note 7). We are actively pursuing discussions with the Brazilian Health Ministry regarding the collection of the receivables however, there is no certainty as to how much will ultimately be collected. Excluding the reserve against the Brazilian Health Ministry accounts receivable, Selling, General and Administrative Expense increased $0.7 million or 4.8% and $0.4 million or 1.3% for the three and six months ended June 30, 2004. This increase is principally related to additional costs incurred to support our increase in sales during the first half of 2004.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Our loss from continuing operations for the three and six months ended June 30, 2004 increased $9.6 million and $9.0 million to a loss of $6.8 million and $7.2 million compared to income of $2.8 million and a $1.8 million in the same periods a year ago. This decrease in operating income is principally the result of a $12.9 million charge recorded during the second quarter of 2004 to fully reserve all deferred contract costs and accounts receivable recorded under our Brazilian Health Ministry contract (see Note 7).

INTEREST EXPENSE, FOREIGN CURRENCY LOSSES, AND INCOME TAXES

We incurred interest expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2004 compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2003. The decline in interest expense is primarily due to the continued decline in our long-term debt and reduced fees under our Senior Secured Credit Facility, which was amended effective December 31, 2003. Interest expense is comprised of interest on long-term borrowings and the amortization of debt issuance costs. Foreign currency loss for the three and six months ended June 30, 2004 and 2003 was $0.9 million and $1.6 million, and $0.5 million and $0.9 million, respectively. The increase in foreign currency loss is principally related to additional hedging fees and premiums associated with our hedging program as well as additional transactional costs incurred during the first half of 2004 than in the same period a year ago.

Income tax expense before discontinued operations for federal, state and foreign taxes was $1.5 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $2.4 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. The income tax expense is principally comprised of income taxes associated with our profitable foreign locations.

As discussed in our 2003 Annual Report on Form 10-K, we recorded a full valuation reserve against our deferred tax asset balance existing at December 31, 2003. Facts and circumstances have lead to our conclusion to continue to provide a full valuation reserve against our deferred tax assets as of June 30, 2004. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

Due to our net operating loss position and our provision for a full valuation reserve against our deferred tax assets, the consolidated effective tax rates for the first half of 2004 and 2003 are not meaningful.

CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities.

Cash provided by continuing operations for the six months ended June 30, 2004 was $6.3 million compared to $17.6 million for the six months ended June 30, 2003. The year over year substantial decline is principally due to the receipt of a $9.1 million income tax refund related to a U.S. net operating loss carryback claim filed during the first quarter of 2003 combined with positive cash flow resulting from declining inventory balances coming out of 2002 into 2003. Inventory balances have since stabilized and remain at sufficient levels to support our core products. Other year over year changes in operating assets and liabilities reflect normal variations in the customer collection and vendor payment process.

Cash used in investing activities increased $16.7 million to $20.2 million for the six months ended June 30, 2004 from $3.5 million for the six months ended June 30, 2003. The increase in cash used in investing activities is primarily related to the investment of surplus cash in marketable securities. Capital expenditures remained flat on a year over year basis. Capital expenditures for the first half of 2004 were principally for upgrades to computer software and hardware as well as manufacturing related expenditures related to new products recently launched. Capital expenditures are expected to rise during the second half of 2004, to approximately $4.0 million, principally due to the expansion of our manufacturing facilities in China.

Cash provided by financing activities increased $0.9 million from $5.1 million in the first half of 2003 to $6.0 million in the first half of 2004. This increase was principally the result of cash proceeds from the exercise of stock options and warrants of $5.6 million in the six months ended June 30, 2004 compared to $5.0 million in the same period a year ago. In addition the Company received $1.1 million in cash from two former principal shareholders to repay notes which came due during the first quarter of 2004. Long-term debt decreased $0.7 million to $9.2 million at June 30, 2004, from $9.9 million at December 31, 2003. At June 30, 2004, working capital and cash and cash equivalents was $154.2 million and $56.9 million, respectively, compared to $155.0 and $65.4 million, respectively, at December 31, 2003.

During April 2004, the Company issued 742,257 shares of common stock, par value $0.001 per share, upon the conversion of 742,257 Series C Warrants at an exercise price of $3.91 per share. During the second quarter of 2003, the Company issued 1,366,250 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A Warrants (1,000,000 million shares at an exercise price of $3.19 per share) and Series B Warrants (366,250 shares at an exercise price of $3.16 per share). Proceeds from the conversions amounted to $2.9 million and $4.3 million for the six months ended June 30, 2004 and 2003, respectively.

We continue to accelerate cash generation through aggressively pursuing collection of trade receivables and sales-type lease receivables, maintaining inventories and controlling expenses. We believe our cash flow from operations, together with our current cash reserves, will be sufficient to fund our projected liquidity and capital resource requirements through 2004. If operating results are unfavorable we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock from time to time when warranted by market conditions. As of the end of fiscal 2003, the Company had repurchased 60,000 shares of common stock at an average price per share of $4.50. There were no purchases made under this program during the first half of 2004.

BACKLOG

As of June 30, 2004, we had backlog of $51.8 million, compared to $83.3 million at June 30, 2003. The decrease in backlog is primarily related to the timing associated with the renewal of contracts with major customers in the U.S. and a general trend towards purchase commitments with shorter delivery schedules.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2004, our cash equivalent investments were primarily in money market accounts and certificates of deposit and were reflected as cash equivalents because all maturities were within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

Our marketable securities, consisting of fixed income securities, were $31.9 million as of June 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2004 the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

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

A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At June 30, 2004, we had foreign currency forward contracts outstanding in the amount of $29.5 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses.

We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

At present, we have $9.2 million in debt obligations and there are no borrowings under our line of credit facility at June 30, 2004. As such, our interest rate risk is limited with respect to existing debt.

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

Item 4. Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are sufficient and operating effectively. In addition, Hypercom management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock from time to time when warranted by market conditions. As of the end of fiscal 2003, the Company had repurchased 60,000 shares of common stock at an average price per share of $4.50. There were no purchases made under this program during the first half of 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On May 19, 2004, the Company held its Annual Meeting of Stockholders at which the following matters were voted upon:

(b) Election of Directors. Both nominees for election as Class I Directors were unopposed and elected as follows:

Director	Shares For	Shares Withheld
Daniel Diethelm	43,853,179	783,297
Norman Stout	43,853,179	783,297

The terms of the Class II Directors (Christopher S. Alexander, William Keiper and Jock Patton) expire in 2005.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

* Filed herewith.

(b) Reports on Form 8-K.

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

a)	Form 8-K dated April 30, 2004, furnishing under Item 12, the Company’s press release, dated April 30, 2004, announcing the Company’s results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 9, 2004	By: /s/ John W. Smolak

John W. Smolak Executive Vice President and Chief Financial and Administrative Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

* Filed herewith.