Form 10-Q
period 2004-09-30
HYPERCOM CORP
filed 2004-11-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004.

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

Yes [X]   No [  ]

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 4, 2004, was 51,946,646.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2004
	(unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,524	$65,415
Marketable securities	64,381	17,400
Accounts receivable, net of allowance for doubtful accounts of $3,278 and $993, respectively	56,280	55,252
Current portion of net investment in sales-type leases	9,469	8,783
Inventories	43,351	42,262
Prepaid expenses and other current assets	5,818	13,769
Long-lived assets held for sale	1,058	852

Total current assets	207,881	203,733
Property, plant and equipment, net	28,312	28,217
Net investment in sales-type leases	19,471	20,236
Intangible assets, net	4,734	3,731
Long-term marketable securities	153	153
Other long-term assets	3,945	8,498

Total assets	$264,496	$264,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,637	$21,733
Accrued payroll and related expenses	7,828	8,267
Accrued sales and other taxes	4,707	6,359
Accrued liabilities	7,080	7,534
Deferred revenue	2,556	2,044
Income taxes payable	3,525	1,690
Current portion of long-term debt	574	1,058

Total current liabilities	52,907	48,685
Long-term debt	8,452	8,799
Other non-current liabilities	2,505	2,787

Total liabilities	63,864	60,271
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 51,638,649 and 49,930,803 shares outstanding at September 30, 2004 and December 31, 2003, respectively	31	29
Additional paid-in capital	226,385	220,004
Receivables from stockholders	—	(1,056)
Accumulated deficit	(22,379)	(11,307)
Unearned deferred compensation	(632)	(600)
Treasury stock, 290,211 shares (at cost)	(2,773)	(2,773)

Total stockholders’ equity	200,632	204,297

Total liabilities and stockholders’ equity	$264,496	$264,568

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenue	$63,173	$59,405	$178,627	$168,101
Costs of revenue	38,560	34,101	104,820	98,956
Provision for deferred contract costs	—	—	11,305	—

Gross profit	24,613	25,304	62,502	69,145
Operating expenses:
Research and development	6,637	5,684	19,906	17,919
Selling, general and administrative	15,413	14,347	47,260	44,111

Total operating expenses	22,050	20,031	67,166	62,030

Income (loss) from continuing operations	2,563	5,273	(4,664)	7,115
Interest income	289	64	783	211
Interest expense	(392)	(647)	(1,328)	(1,782)
Other income (expense)	(1)	(1)	19	(90)
Foreign currency loss	(968)	(914)	(2,607)	(1,860)

Income (loss) before income taxes and discontinued operations	1,491	3,775	(7,797)	3,594
Provision for income taxes	(907)	(738)	(3,276)	(2,376)

Income (loss) before discontinued operations	584	3,037	(11,073)	1,218
Income from discontinued operations (including $0.6 and $2.2 million loss on disposal for the three and nine months ended September 30, 2003, respectively)	—	956	—	1,239

Net income (loss)	$584	$3,993	$(11,073)	$2,457

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.01	$0.06	$(0.22)	$0.02
Income from discontinued operations	—	0.02	—	0.03

Basic and diluted income (loss) per share	$0.01	$0.08	$(0.22)	$0.05

Weighted average common shares — basic	51,568	49,811	51,066	48,901

Weighted average common shares — diluted	53,947	51,243	51,066	49,984

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(11,073)	$1,218
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Amortization of deferred financing costs	526	673
Depreciation/amortization	6,386	6,761
Provision for bad debts	1,109	1,249
Provision for losses on sales-type leases	1,363	705
Provision for excess and obsolete inventory	6,292	3,081
Provision for long-term contract accounts recievable	1,385	—
Provision for deferred contract costs	11,305	—
Noncash stock compensation	329	—
Foreign currency loss	2,607	1,860
Changes in operating assets and liabilities, net	(9,492)	1,032

Net cash provided by operating activities	10,737	16,579

Cash flows from investing activities:
Purchases of marketable securities	(54,407)	(10,000)
Proceeds from the sale or maturity of marketable securities	7,500	—
Proceeds from the sale of discontinued operations	—	4,039
Acquisition of other assets	(3,437)	(1,035)
Purchase of property, plant, and equipment	(3,783)	(3,316)

Net cash used in investing activities	(54,127)	(10,312)

Cash flows from financing activities:
Repayment of long-term debt	(803)	(1,089)
Proceeds from issuance of common stock	6,023	5,240
Payments received on advances to stockholders	1,056	—
Advances to discontinued operations	—	(1,000)

Net cash provided by financing activities	6,276	3,151

Effect of exchange rate changes on cash	(31)	466

Net (decrease) increase in cash flows from continuing operations	(37,145)	9,884
Net (decrease) increase in cash flows from discontinued operations	(746)	8,136
Cash and cash equivalents, beginning of period	65,415	23,069

Cash and cash equivalents, end of period	$27,524	$41,089

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hypercom Corporation (“Hypercom” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. During the second quarter of 2004, the Company recorded a nonrecurring charge to operations to fully reserve all deferred contract costs and accounts receivable related to the Company’s contract with the Brazilian Health Ministry (see Note 7). Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$584	$3,993	$(11,073)	$2,457
Add: Stock-based employee compensation expense included in reported net income (loss)	102	—	329	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(554)	(458)	(1,975)	(3,190)

Pro forma net income (loss)	$132	$3,535	$(12,719)	$(733)

Net loss per share:
Basic and diluted, as reported	$0.01	$0.08	$(0.22)	$0.05
Basic and diluted, pro forma	$0.00	$0.07	$(0.25)	$(0.01)
Weighted average shares used in pro forma computation:
Basic	51,568	49,811	51,066	48,901
Diluted	53,947	51,243	51,066	48,901

For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. See Note 16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion of the Company’s stock-based employee compensation.

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. Statement 123R will negatively impact the Company’s earnings, however, the Company has not completed an analysis of all of the differences between Statement 123R and SFAS No. 123.

NOTE 3 – INVENTORIES

Inventories consist of the following (amounts in thousands):

	September 30, 2004	December 31, 2003
Purchased parts	$22,556	$17,990
Work in progress	5,328	4,581
Finished goods	15,467	19,691

	$43,351	$42,262

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

During the second quarter of 2003, the Company issued 1,366,250 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A Warrants (1,000,000 shares at an exercise price of $3.19 per share) and Series B Warrants (366,250 shares at an exercise price of $3.16 per share). Proceeds from the conversions amounted to $4.3 million.

Additional equity activity during the nine months ended September 30, 2004 and 2003 was related to the issuance of common stock under our Employee Stock Purchase Plan and stock option plans.

NOTE 7 – BRAZILIAN HEALTH MINISTRY CONTRACT

The Company has been involved in a long-term contract with the Brazilian Health Ministry requiring substantial delivery of customized software and hardware. Revenue and a resulting margin under this contract were recorded based on the achievement of contract milestones approved by the Brazilian Health Ministry in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The margin for the entire contract was estimated to be 9%. Inherent in this margin was an expectation of realizing all amounts owed under the terms of the original contract and recovering claims for additional contract revenue, due to changes in the scope of the contract and additional currency exchange variation adjustments. Scope changes involved expanding the overall design specifications requiring additional hours and administration costs. The currency adjustments represented the inflation of cost on imported equipment caused by currency movements. At the end of 2003, the Company formally presented a claim to the Brazilian Health Ministry detailing the amount and nature of the scope changes and currency variation impact.

While additional revenues above the original contract amount have not been recorded, under the percentage-of-completion milestone approach, contract costs associated with the scope changes and currency adjustments had been previously deferred in anticipation of recognizing contract revenue. Deferred contract costs were reported within other current assets and other long-term assets and treated as normal costs of contract performance. As of June 30, 2004, such costs amounted to $11.3 million.

During April 2004, the final maintenance phase of the contract expired and the Brazilian Health Ministry informed the Company of their intent to extend the maintenance element of the contract. However, no formal agreement has been entered into regarding the extension of the maintenance element of the contract and no official authoritative answer has been received regarding the pending claim. The Company believes that the delay in payment and extension of the maintenance element of the contract relates to an internal scandal within the Brazilian Health Ministry, which in no way relates to the Company or the Company’s pending claim, but nevertheless, casts doubt and concern over the ability to recover, timely, the amounts owed under the contract. Accordingly, due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract, the Company recorded a $12.9 million charge to operations during the second quarter of 2004 to fully reserve all remaining amounts recorded under the contract. The charge consisted of an $11.3 million reserve against deferred contract costs, which was recorded in cost of revenues and presented separately in the statement of operations, and a $1.6 million reserve against accounts receivable, which was recorded in selling expense. Since the second quarter 2004, the Company has received $0.3 million from the Brazilian Health Ministry, and, accordingly, reversed $0.3 million of the previously established accounts receivable reserve during the third quarter of 2004.

The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the remaining reserved balances as well as renewal of the maintenance element of the contract, however, there is no certainty as to how much will ultimately be collected or if the maintenance element of the contract will ultimately be extended.

NOTE 8 – DISCONTINUED OPERATIONS

The Company’s discontinued operations include the results of operations of certain under-performing operating units previously identified and reported as discontinued operations together with the results of operations of the Company’s former direct finance lease subsidiary, Golden Eagle Leasing, initially reported in discontinued operations during the third quarter of 2003. All periods prior to the third quarter of 2003 have been reclassified to present the operating results of Golden Eagle Leasing in discontinued operations. Net revenues and pretax income of the operating units classified as discontinued operations for the three and nine months ended September 30, 2003 was $5.9 million and $1.0 million, and $22.6 million and $1.2 million, respectively. These amounts include net revenue and pretax income from Golden Eagle Leasing in the amount of $5.4 million and $1.9 million, and $16.8 million and $5.6 million, respectively.

During the second and third quarters of 2003, the Company disposed of all the assets of the remaining two operating units, initially held for sale in September of 2002, resulting in a loss on disposal of $2.2 million comprised of $1.3 million in non-cash asset and inventory write-downs, $0.5 million in one-time severance costs, $0.1 million in remaining facility lease costs, and $0.3 million related to a final cash infusion made in accordance with the terms of the sale.

NOTE 9 — INCOME TAXES

The Company’s income tax expense is principally comprised of income taxes associated with its profitable foreign locations.

As discussed in the Company’s 2003 Annual Report on Form 10-K, the Company has recorded a full valuation reserve against its deferred tax asset balances existing at December 31, 2003. Facts and circumstances have lead to the Company’s conclusion to continue to provide a full valuation reserve against its deferred tax assets as of September 30, 2004. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

Due to the Company’s net operating loss position and the provision of full valuation reserves against the Company’s deferred tax assets, the consolidated effective tax rates for the nine months ended September 30, 2004 and 2003 are not meaningful.

NOTE 10 – EARNINGS PER SHARE DISCLOSURES

The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) before discontinued operations (amounts in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income (loss) before discontinued operations	$584	$3,037	$(11,073)	$1,218
Weighted average shares of common stock outstanding:
Basic	51,568	49,811	51,066	48,901
Effect of stock options and warrants	2,379	1,432	—	1,083

Diluted	53,947	51,243	51,066	49,984

Income (loss) per share before discontinued operations
Basic and diluted:	$0.01	$0.06	$(0.22)	$0.02

Weighted average shares issuable upon the exercise of stock options and warrants which were not included in the computation of diluted income (loss) per share because they were anti-dilutive amounted to 2,956,173 and 10,125,547, and 6,183,167 and 6,462,514 for the three and nine months ended September 30, 2004 and 2003, respectively.

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

NET REVENUE

Net revenue increased $3.8 million or 6.4% to $63.2 million from $59.4 million for the three months ended September 30, 2004 and 2003, respectively. Net revenue for the third quarter of 2003 benefited by $2.4 million from a transaction in Brazil involving the sale of fully depreciated terminals we had previously leased to a third party under an operating lease. Excluding the $2.4 million in revenue, net revenue increased $6.2 million or 10.9%. No similar transaction occurred during the third quarter of 2004.

The year over year quarterly increase in revenues is principally attributable to increased sales in our European region. This growth is related to a diversification of our Swedish product offering into new vertical markets and a new security standard (EMV), which was developed by the world’s major credit card companies, Europay, Mastercard and Visa. EMV governs the replacement of traditional magnetic strip cards with chip cards. Merchants must upgrade their terminals to meet the new EMV standards or potentially bear the liability of fraudulent transactions which chip technology would have prevented. We anticipate continued demand due to the EMV initiative and our Swedish product offering.

Offsetting the increase in net revenue for the quarter ended September 30, 2004, was a component shortage which caused a delay in scheduled shipments principally in the United States. The component shortage has since been addressed and the product has been shipped. In addition to the component shortage, we experienced lower average selling prices on product sold under the terms of a newly signed domestic processor agreement during the third quarter of 2004. We expect to reap the benefits of higher unit volumes on this newly signed agreement during the fourth quarter of 2004 and beyond.

On a year to date basis, revenues increased $10.5 million or 6.2% from $168.1 million to $178.6 million. Excluding the 2003 sale of fully depreciated terminals in Brazil, year to date revenues increased $12.9 million or 7.1%. This year over year increase is principally attributable to sales in our European region attributable to the new EMV security standard as previously discussed.

COST OF REVENUE

Cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. Cost of revenues as a percent of revenues increased to 61.1% from 57.4% for the three months ended September 30, 2004 and 2003, respectively, and decreased to 58.7% from 58.9% for the nine months ended September 30, 2004 and 2003, respectively. Excluding the sale of fully depreciated terminals in Brazil during 2003, cost of revenues as a percent of revenues was 59.8% and 59.7% for the three and nine months ended September 30, 2003. The year over year quarterly increase in cost of sales as a percent of revenues was principally attributable to incremental inventory reserves and lower margins attributable to a change in product mix associated with a newly signed domestic processor agreement. On a year-to-date basis, the increase in gross margin as a percentage of revenues is the result of manufacturing efficiencies attributable to lower negotiated raw material component prices, engineered hardware cost reductions, as well as greater absorption of fixed overhead expenses given the higher revenues partially offset by incremental inventory reserves and a shift in product mix as previously discussed. The incremental inventory reserves in the 2004 third quarter and year to date were attributable to technology obsolescence induced by our new product offerings and prevailing market requirements.

PROVISION FOR DEFERRED CONTRACT COSTS

During the second quarter 2004, we recorded an $11.3 million charge to cost of revenue to reserve all costs previously deferred under our long-term contract with the Brazilian Health Ministry (see Note 7). Our decision to record the provision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe the delay is due to an internal scandal within the Brazilian Health Ministry, which in no way relates to Hypercom or our pending claim, but nevertheless, casts doubt and concern over the ability to recover, timely, the amounts owed under the contract. We are actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the reserved contract costs as well as renewal of the maintenance element of the contract, however, there is no certainty as to how much will ultimately be collected or that the maintenance contract will ultimately be extended.

GROSS PROFIT

Gross profit as a percent of revenue decreased to 39.0% from 42.6% for the three months ended September 30, 2004 and 2003, respectively. As discussed previously, the third quarter of 2003 benefited from the sale of fully depreciated terminals in Brazil. Excluding that sale, gross margin as a percentage of revenue would have been 40.2% for the quarter ended September 30, 2003. The decline in gross profit as a percent of revenue is principally due to lower average selling price and margin on comparable product sold under the terms of a newly signed domestic processor agreement and incremental inventory reserves recorded during the third quarter of 2004.

For the nine months ended September 30, 2004, gross margin as a percent of revenues was 35.0% compared to 41.1% for the same period a year ago. The decline in gross profit as a percent of revenue is attributable to the provision recorded to reserve all costs previously deferred under our contract with the Brazilian Health Ministry. Excluding the contract provision, gross profit as percent of revenue was 41.3% for the nine months ended September 30, 2004. As noted above, the modest revenue increase in adjusted gross profit percentage is primarily due to manufacturing efficiencies and greater absorption of fixed overhead expenses. These factors were partially offset by incremental inventory reserves and a shift in product mix in 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $0.9 million or 15.8% from $5.7 million to $6.6 million for the three months ended September 30, 2004 and 2003, respectively. On a year to date basis, research and development expense increased $2.0 million or 11.2% to $19.9 million in 2004. The increase in research and development spending is reflective of new products launched during the first half of 2004 including several new terminals under our Optimum product family and an internet protocol (“IP”) enabling device, IN-tact™, that converts existing Hypercom terminals into faster IP-enabled card payment terminals. We expect research and development spending for the remainder of 2004 to continue to outpace that of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $15.4 million and $14.3 million for the three months ended September 30, 2004 and 2003, respectively. The $1.1 million or 7.7% increase is principally related to variable costs attributable to our increase in revenues and additional costs incurred to comply with the substantial scope, documentation and internal control validation requirements imposed by Section 404 of the Sarbanes-Oxley Act. These expenses were somewhat mitigated by a $0.3 million reversal of a bad debt provision for amounts subsequently received from the Brazilian Health Ministry (see Note 7).

Selling, general and administrative increased $3.2 million or 7.3% to $47.3 million for the nine months ended September 30, 2004. The increase principally relates to a $1.4 million charge incurred during 2004 to reserve all outstanding account receivable balances with the Brazilian Health Ministry (see Note 7). We are actively pursuing discussions with the Brazilian Health Ministry regarding the collection of the receivables, however, there is no certainty as to how much will ultimately be collected. Excluding the reserve against the Brazilian Health Ministry accounts receivable, selling, general and administrative expenses increased $1.8 million or 4.1% for the nine months ended September 30, 2004. The increase is principally related to variable costs attributable to our increase in revenues and incremental costs incurred to comply with Section 404 of the Sarbanes-Oxley Act regarding attestation of the effectiveness of our internal controls.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Our income from continuing operations for the three months ended September 30, 2004 declined $2.7 million to $2.6 million compared to $5.3 million in the same period a year ago. The decline is principally attributable to a lower gross profit as a percent of revenue and an increase in operating expenses as previously discussed. On a year over year comparative basis, our loss from continuing operations increased $11.8 million to a loss of $4.7 million compared to income from continuing operations of $7.1 million for the nine months ending September 30, 2004 and 2003, respectively. This decrease in operating income is principally the result of a $12.7 million charge recorded during the nine months ended September 30, 2004 to fully reserve all deferred costs and accounts receivable recorded under our Brazilian Health Ministry contract (see Note 7).

INTEREST EXPENSE, FOREIGN CURRENCY LOSSES, AND INCOME TAXES

We incurred interest expense of $0.4 million and $1.3 million, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2004 and 2003, respectively. The decline in interest expense is primarily due to a continued decline in our long-term debt, reduced fees under our Senior Secured Credit Facility, which was amended effective December 31, 2003, and a reduction in amortization of debt issuance costs as all costs were fully amortized effective July 2004. Foreign currency loss for the three and nine months ended September 30, 2004 and 2003 was $1.0 million and $2.6 million, and $0.9 million and $1.9 million, respectively. The increase in foreign currency expense is principally attributable to the appreciation of the US dollar against the Company’s foreign currency exposures. During most of 2003, the opposite was true as most of the Company’s foreign currency exposures appreciated against the US dollar.

Income tax expense before discontinued operations for state and foreign taxes was $0.9 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively, and $3.3 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.

As discussed in our 2003 Annual Report on Form 10-K, we recorded a full valuation reserve against our deferred tax asset balance existing at December 31, 2003. Facts and circumstances have lead to our conclusion to continue to provide a full valuation reserve against our deferred tax assets as of September 30, 2004. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

Due to our net operating loss position and our provision for a full valuation reserve against our deferred tax assets, the consolidated effective tax rates for the three and nine months ended September 30, 2004 and 2003 are not meaningful.

CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit and/or other debt facilities.

Cash provided by continuing operations declined $5.9 million from $16.6 million for the nine months ended September 30, 2003 to $10.7 million for the nine months ended September 30, 2004. The year over year decline is principally attributable to the receipt of a $9.1 million income tax refund related to a U.S. net operating loss carryback claim. The overall decline is partially offset by an increase in our cash flows attributable to our current year earnings adjusted for noncash items such as charges related to the provision for deferred contract costs, depreciation and amortization, foreign currency adjustments, noncash stock compensation, and provisions for bad debt and inventory obsolescence. Our positive cash flow attributable to our current year earnings is reflective of our year over year increase in sales volume.

Cash used in investing activities increased $43.8 million to $54.1 million for the nine months ended September 30, 2004 from $10.3 million for the nine months ended September 30, 2003. The increase in cash used in investing activities is principally related to the investment of surplus cash in marketable securities offset by a decline in cash received from the disposition of discontinued operations. All operating units previously classified as held for sale were disposed of during 2003. Capital expenditures were incrementally higher on a year over year basis. Capital expenditures for the nine months ended September 30, 2004 were principally for upgrades to computer software and hardware as well as manufacturing related expenditures related to new products recently launched. Capital expenditures are expected to rise during the remainder of 2004, principally due to the expansion of our manufacturing facilities in China.

Cash provided by financing activities increased $3.1 million from $3.2 million for the nine months ended September 30, 2003 to $6.3 million for the nine months ended September 30, 2004. This increase was partially attributable to cash proceeds from the exercise of stock options and warrants of $6.0 million in the nine months ended September 30, 2004 compared to $5.2 million in the same period a year ago. In addition, we received $1.1 million in cash from two former principal shareholders to repay notes which came due during the first quarter of 2004. Lastly, cash advances to discontinued operations declined by $1.0 million as we have since disposed of all remaining operating units previously held for sale.

Long-term debt decreased $0.9 million to $9.0 million at September 30, 2004, from $9.9 million at December 31, 2003. At September 30, 2004, working capital and cash and cash equivalents was $155.0 million and $27.5 million, respectively, compared to $155.0 and $65.4 million, respectively, at December 31, 2003. Marketable securities have increased by $47.0 million to $64.4 million at September 30, 2004 from $17.4 million at December 31, 2003.

During April 2004, the Company issued 742,257 shares of common stock, par value $0.001 per share, upon the conversion of 742,257 Series C Warrants at an exercise price of $3.91 per share. During the second quarter of 2003, the Company issued 1,366,250 shares of its common stock, par value $0.001 per share, upon the conversion of its Series A Warrants (1,000,000 shares at an exercise price of $3.19 per share) and Series B Warrants (366,250 shares at an exercise price of $3.16 per share). Proceeds from the conversions amounted to $2.9 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively.

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

In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock from time to time when warranted by market conditions. As of the end of fiscal 2003, the Company had repurchased 60,000 shares of common stock at an average price per share of $4.50. There were no purchases made under this program during the nine months ended September 30, 2004.

BACKLOG

As of September 30, 2004, we had backlog of $49.5 million, compared to $69.9 million at September 30, 2003. The decrease in backlog is primarily related to a general trend towards purchase commitments with shorter delivery schedules as a result of the Company’s increasing percentage of international revenues and domestic sales to multi-lane retailers. International revenues are generally on a per order basis outside of long term purchase agreements and multi-lane sales orders are generally received and fulfilled within short lead times given other information sharing between the Company and customer. Additionally, certain sales orders included in backlog are for periods longer than one quarter and accordingly all amounts included in backlog will not be recognized as revenue in the next quarter. Accordingly, management does not believe its reported backlog to be an accurate predictor of future quarter revenues given the Company’s high percentage of international revenues and increasing domestic sales to multi-lane retailers.

We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. Statement 123R will negatively impact the Company’s earnings, however, the Company has not completed an analysis of all of the differences between Statement 123R and SFAS No. 123.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2004, our cash equivalent investments were primarily in money market accounts and certificates of deposit and were reflected as cash equivalents because all maturities were within 90 days. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

Our marketable securities, consisting of fixed income securities, were $64.4 million as of September 30, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2004, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

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

A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by Company policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At September 30, 2004, we had foreign currency forward contracts outstanding in the amount of $29.2 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, recorded in earnings as foreign currency gains or losses.

We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. See information/discussion appearing in subcaption “Risks Associated with International Operations and Foreign Currency

Fluctuations” of “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS” set forth in Exhibit 99.1, attached hereto.

At present, we have $9.0 million in debt obligations and there are no borrowings under our line of credit facility at September 30, 2004. As such, our interest rate risk is limited with respect to existing debt.

During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this Item 3, and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e), of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three and nine months ended September 30, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock from time to time when warranted by market conditions. As of the end of fiscal 2003, the Company had repurchased 60,000 shares of common stock at an average price per share of $4.50. There were no purchases made under this program during the nine months ended September 30, 2004.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Factory Premises and Quarters Lease Agreement between Hypercom Electronics Manufacturing (Shenzhen) Co., Ltd. and Xin He Economic Development Company, Fu Yong Town, Boa An District, Shenzhen City, dated September 1, 2004 *

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 9, 2004	By:	/s/ John W. Smolak

John W. Smolak
Executive Vice President and Chief Financial and
Administrative Officer (duly authorized officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Factory Premises and Quarters Lease Agreement between Hypercom Electronics Manufacturing (Shenzhen) Co., Ltd. and Xin He Economic Development Company, Fu Yong Town, Boa An District, Shenzhen City, dated September 1, 2004 *

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.