Form 10-K
period 2004-12-31
HYPERCOM CORP
filed 2005-03-16
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant was $427,585,506 as of June 30, 2004 (based on the closing price of the common stock on the New York Stock Exchange on that date).
      Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 4, 2005, was 52,461,177.
DOCUMENTS INCORPORATED BY REFERENCE
      Material from the Company’s Proxy Statement relating to its 2005 Annual Meeting of Stockholders has been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I
      Unless otherwise indicated, the terms “Hypercom,” “the Company,” “we,” “our,” and “our business” refer to Hypercom Corporation and its subsidiaries.

Item 1.	Business
General
      Hypercom Corporation is the third largest global provider of complete electronic payment solutions and value-added services at the point-of-transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction management through a wealth of applications, technology and value-added services. Our customers are large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (ISOs) and distributors. Customers around the globe select Hypercom because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, support of past and future technologies and backing of the quality and reliability of our products. We deliver convenience and value to merchants, as well as to other businesses that require reliable, secure, high-speed and high-volume information/data transfers.
      We believe our strength lies in our people and our commitment of delivering value to our customers. We will continue to enhance our product and service portfolio, and make long-term investments in technology, manufacturing and the evolving needs of current and future customers. We are well-positioned to address higher industry standards, meet the increased demands of the marketplace and capitalize on key geographic and vertical segment opportunities in order to achieve our goal of increasing our market share and profitability.
Business History
      Hypercom designs, manufactures and sells point-of-sale (POS) and point-of-transaction (POT) terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, we provide directly, or through qualified contractors, support and related services that complement and enhance our hardware and software products.
      We are the successor to an Australian company founded in 1978. Our operations were primarily focused on Asian markets until 1987 when the company expanded its operations into the United States as a result of being awarded contracts to supply advanced technology POS terminals and related network systems to American Express. Commencing in the early 1990s, we expanded our operations into Latin America and Europe to take advantage of the increasing use of credit and debit cards in those markets.
      Hypercom reincorporated in 1996 under the laws of Delaware and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the Australian corporation and its subsidiaries. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange under the symbol, “HYC.”
      With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional headquarters are located in Australia, Brazil, China, Sweden and the United Kingdom.
Electronic Payment Industry
      Over the past several decades, consumers worldwide have increasingly utilized card-based payment methods, such as credit, debit and gift cards, to replace checks and cash. Card-based payment requires the use of a POS terminal capable of reading a cardholder’s account information from the card’s magnetic stripe or chip and combining this information with the amount of the sale entered via the terminal keypad. The terminal electronically captures and securely transmits this transaction information over a communications network to an authorized computer data center and then displays the returned authorization or verification response.

      The structure of the electronic payments industry is best described by examining the entities involved and their relationship to one another. Card associations, such as Visa and MasterCard, license their “brand” to card issuers, such as banks, and also define the standards that terminals must meet to be certified for use in their respective networks. Bank acquirers and their agents sign up merchants, install POS terminal equipment, capture the transaction data, and route it through the credit or debit card network to obtain transaction approval. Payment processors authorize the customers’ transactions, providing a tally of these transactions to merchants and transfer funds to merchants to cover card purchases. Issuers provide consumers with the payment card and settle their accounts. Equipment manufacturers make the terminal hardware and software and, in the case of Hypercom, also the network equipment upon which high-performance and secure payment processing networks rely. Transaction transport providers, such as HBNet (our transaction delivery business), facilitate the delivery of the transaction data and provide the physical network framework between merchants and payment processors. This structure may vary in each geographic region or country where multiple functions may be performed by a single entity such as a bank.
      Payment systems require an extremely high level of reliability and security, as even an apparently small system failure or a security breach can have extremely serious consequences. The electronic payment industry operates in a sophisticated environment of dedicated systems, applications, specialized hardware products and access networks. It will continue to evolve as the demands of the market and the rules that govern it change rapidly.

Market Size and Constraints
      According to Frost & Sullivan (World EFT Terminal Markets — Market Size Analysis; 2004), estimated revenues of the POS terminal industry in 2003 were $2.1 billion, with shipments totaling 7 million units. Frost & Sullivan also reports that the POS terminal market is highly concentrated with the top four POS terminal manufacturers accounting for approximately 70% of POS terminals shipped in 2003. The remaining 30% of terminals shipped is spread among 40 manufacturers who compete on either a regional or local country basis, within specific market segments or with a limited range of products and services. We believe the following market constraints are barriers to entry and may restrict future growth for manufacturers in our industry:

•	Price. As POS terminals become commoditized over time, pricing becomes a more significant consideration in our customers’ purchase decisions. Consequently, terminal manufacturers have been increasingly challenged to deliver products and services that target critical specifications at competitive price points.

•	Scale. The design, manufacture and distribution of POS terminals on a global basis requires a significant infrastructure. As a result, smaller or regional manufacturers may have limited capacity and therefore limited appeal to global customers who are marketing terminals on a broader basis and at higher volumes.

•	Certification Standards and Costs. All payment solutions must be certified with card associations, financial institutions and payment processors. A certification can be a lengthy and expensive undertaking. Many terminal manufacturers in the industry lack the relationships, knowledge and experience necessary to obtain these certifications quickly and cost-effectively, thereby delaying their time to market and overall competitiveness.

•	Commitment to Future Technologies. New standards, regulations and certifications in the electronic payment industry require terminal manufacturers to continually develop new technologies that enhance the performance and profitability of both customers and end-users. This commitment requires significant investment in research and development.

•	Global Presence. Large customers prefer terminal manufacturers that have a global presence and are able to provide services and support in many geographic regions. Smaller or regional manufacturers, while they may be competitive in their niche, are not able to provide services and support on a global scale.

Market Growth Drivers
      The following are a number of factors that have contributed to recent growth in our industry and will continue to do so in the near future:

•	New Security Standards. The two major security initiatives in the industry are EMV and PCI. EMV is a set of global specifications established by Europay, MasterCard International and Visa International (EMVCo) for cards, terminals, and applications to enable global smart card transactions and reduce fraud. Deadlines for conversion from magnetic stripe to chip card are set for each geographic region. The move to comply with EMV specifications is expected to significantly promote terminal sales growth especially in regions such as Europe, Asia/ Pacific and Latin America. Visa International and MasterCard International recently agreed to a common methodology for how PIN entry devices (PEDs) are tested and approved. These important initiatives, called PCI (Payment Card Industry) standards, supersede Visa International and Mastercard International’s respective standards for PED security. PCI standards will drive an upgrade of the entire installed base of PEDs over time.

•	Internet Protocol (IP). IP connectivity provides faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees to allow more merchants to utilize IP networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, many of which have previously been primarily cash-only industries such as quick service restaurants (QSRs).

•	Contactless. Contactless technology, in particular Radio Frequency Identification (RFID), creates a convenient way to pay for goods and services. It is an emerging technology and is rapidly gaining acceptance. It can deliver extremely fast transaction times, reduce waiting times and eliminate the need for paper receipts. It is especially suitable for access control and use in employee cafeterias, QSRs, gas stations and public transit systems.

•	Wireless. Wireless electronic payment solutions are being developed to increase transaction processing speeds and mobility for electronic transactions. Wireless terminals provide consumers with additional security by allowing them to maintain control of their payment card at all times. Additionally, the cost per transaction using wireless terminals may be lower than that of wired terminals in regions burdened with high telecommunications costs such as Europe and Asia/ Pacific. It also enables communications in those regions lacking an established landline telecommunications infrastructure.

•	Debit. Debit is the dominant payment instrument in most international markets and is rapidly growing in the U.S. Debit cards allow banks to reach a wider population of potential cardholders, thereby increasing the number of transactions. The cost of a debit transaction is generally lower than that of a credit transaction. As a consequence, electronic payment is now an affordable and convenient option in markets lacking a significant credit base and for small ticket transactions and venues.

•	Emerging Regions and Market Segments. Increases in the cardholder base and the build out of payment system infrastructure in China, India, Russia and other developing countries will result in terminal sales growth over the next several years. In the U.S. and Europe, consumer segments such as QSRs and unattended/self service verticals have started using POS terminal devices. These markets represent a significant opportunity for terminal manufacturers since they have a low level of terminal penetration.

•	Multiple Application. In addition to payment, technology enhanced POS and POT terminals have the capability to perform concurrent applications like loyalty, stored value, age identification, benefits authorization and transfer. The secure integration of these applications with payment processing provides a comprehensive solution that allows institutions a means of competitive differentiation.

•	Non-Traditional Applications. The government sector, particularly in the U.S., is a significant opportunity for terminal manufacturers. Initiatives such as paper check conversion, EBT (Electronic

Benefit Transfer) programs, and the U.S. military’s payment programs are all potential drivers of POS/ POT terminal deployment. Additionally, POS terminals and transaction transport technology are being utilized in the healthcare sector to provide fast and secure transmission of eligibility, authorization and payment.

Competition
      The electronic payments industry is intensely competitive and subject to rapid technological change, evolving customer requirements, and changing business models. The rapid pace of technological change creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other technologies emerge or become less expensive, and as concerns such as security and privacy rise to new levels.
      We face competition from well-established companies and entities with differing approaches to the market. Our main direct global competitors are Ingenico, a publicly-held, French company, VeriFone, Inc., a privately-held, U.S. company, and Lipman, a publicly-held, Israeli company. In any particular market, we may also find ourselves in competition with local or regional manufacturers and distributors.
      In our multi-lane segment, our indirect competitors include companies such as Symbol Technologies and Hand Held Products, Inc.
Competitive Strategy
      Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships into a comprehensive portfolio of products and services that drives revenues and reduces our customers’ total cost of ownership. Key elements of our competitive strategy include:

•	Further Penetrate Existing Market Segments — continue to promote and market the functionality of our product portfolio to address the specific needs of key vertical markets. We currently provide system solutions that are customized for the global needs of our multi-lane and independent retail customers. We intend to continue to focus on these attractive vertical markets, as well as increase our penetration of new markets such as QSRs, ATMs, unattended kiosks and medical benefits authorization and transfer.

•	Capitalize on Demand for Wireless Transactions — accommodate the growing demand for reliable, secure and cost-efficient wireless devices. Potential users of this technology include mobile merchants such as taxi and delivery drivers, off-site services and merchants in the hospitality industry. These merchants are looking for a POS terminal that utilizes the convenience of wireless communication technologies and the security of being able to receive real-time authorizations with the reliability of a wired terminal.

•	Capitalize on Terminalization Requirements of Emerging Geographic Regions — continue to seek opportunities to expand global market share by leveraging our product portfolio and distribution channels in emerging, high-growth regions in Europe, Asia/ Pacific and Latin America. In addition to expanding into new geographic markets, we will benefit from a replacement cycle that is ongoing in various geographic regions for a variety of reasons including, technology (signature capture, RFID, multi-application); new security standards (EMV); and newer communications technologies (wireless, IP connectivity).

•	Focus on Market-Driven Product Development — continue to concentrate our R&D resources on new products and services that address the current and near future requirements of our customers and end-users. We plan to focus our development efforts in the following areas: enhanced security at both the terminal and transaction level; advanced communications technologies such as IP-enabled and wireless terminals; multiple-application; contactless technologies such as RFID; and products for new verticals such as unattended kiosks and ATMs. We will continue to work with our customers to ensure our products meet their needs and technical requirements and are brought to market in a timely and cost-effective manner.

•	Improve Total Cost Structure — continue to reduce our cost of business to enhance our profitability and competitiveness. We intend to further reduce our product costs through design improvements and shifting certain high-volume production to lower-cost manufacturing regions, such as China. We will continue to maintain a market-centric approach to our research and product development activities, thus ensuring that our efforts are directed at commercially feasible opportunities. As our current infrastructure is suitable to our current and foreseeable business requirements, our incremental investment requirements should be nominal and our existing cost structure leverageable at higher volumes. We continue to evaluate our direct sales channel infrastructure and will pursue alternate channels, such as distributors, in regions where it makes economic sense to do so. We also intend to continue to refine our foreign exchange hedging program and global tax strategy.

•	Continue to Pursue Recurring Revenue Opportunities — identify and pursue opportunities that are complementary to our existing product and service offerings and provide recurring revenue. HBNet, our new transaction delivery business, is expected to generate long-term contracts that will result in recurring revenue. We also are expanding our service business in Brazil that provides repair, deployment, help-desk and other post-sale services. We will continue to pursue similar opportunities that will help us transition from our primary business of terminal manufacturing to a more dynamic business model that includes both one-time and recurring revenue streams.
Product Lines and Services
      Hypercom products and services include POS and POT terminals, peripheral devices, application software, transaction networking devices, transaction management systems, and information delivery services, as well as providing related regional support services.

Terminals and Peripherals
      Our product families include:

•	Optimumtm — includes the L4100, a compact, high-performance signature capture and PIN entry card payment terminal specifically designed for multilane retailers; the T4100, a powerful 32-bit desktop terminal for true multi-application; the T2100, a handover desktop terminal specifically designed to perform fast EMV transactions; the M2100, a mobile terminal that leverages the latest wireless communication technologies; and the P2100, a EMV-compliant PIN pad for integrated retail environments. Both the L4100 and T4100 are RFID-ready.

•	ICEtm — includes the ICE 5500M and the ICE 6000Plus for the multi-lane retail environment; ICE 5500Plus and 5700Plus, countertop terminals.

•	T7 — the T7P and the T7Plus, the best combination of features and functions for merchants who need a reliable, low-cost POS device.

•	Peripherals — includes printers, PIN pads, check readers, receipt capture devices, identity verification devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the S9 and S9Plus, secure PIN pads built for indoor use, and the S1200 and S1300, the outdoor components to our QSR drive-thru solution.

Transaction Networking Devices, Transaction Management Systems and Application Software
      Products that interface with our POS technology include network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the MegaNAC® 180 and 240 and the IN-tacttm family of Ethernet/ Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our HypercomView® management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management.

Services
      We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs.
      Our separate service companies include NetSet Brazil, NetSet Chile, Hypercom de Mexico and HBNet. Our service companies’ revenues accounted for approximately 10.6% of our consolidated revenues in 2004.
      We also have a terminal maintenance program, including merchant assistance, associated with our lease operation in the United Kingdom, to provide warranty/non-warranty repairs in support of our hardware terminal sales as well as software development and consulting services at our major locations around the world. Revenues associated with these activities did not exceed 10% of our consolidated revenues for any years included in our consolidated results of operations.

NetSet Brazil, NetSet Chile, and Hypercom de Mexico
      NetSet Brazil, NetSet Chile, and Hypercom de Mexico are each full service organizations that operate as stand alone service companies under service contracts with major banks and card associations. The recurring services they provide principally include deployments, repairs, help-desk, on-site technician visits and the provision of supplies. Additionally, these organizations perform one-off special projects such as software uploads or terminal enhancement programs requested by our customers. Terms of our service arrangements are set forth in separate service contracts ranging from one to three years, although termination is allowed with appropriate advanced notification. Revenues under these contracts are recognized as we perform the service.
      Netset Brazil is our largest service organization, representing 74% of our service revenues, covering all of Brazil with multiple service centers and service technicians located throughout the country. We continually seek to expand its service coverage by increasing the deployed population of terminals and product offerings and servicing terminals manufactured by competitors which are owned by our NetSet customers. Hypercom de Mexico, representing 16% of our service revenues, covers all of Mexico and operates under the same business model as NetSet Brazil. NetSet Chile, representing 6% of our service revenues, covers all of Chile, and its customers include two processors and a bank in Chile.

HBNet
      HBNet, our transaction delivery business, is a provider of value-added data communication services for transaction-based applications. The service provides such functionality as protocol conversion, intelligent transaction routing and web-based, transaction-level reporting. In contrast to competing services, HBNet is built on Hypercom’s latest-generation hardware platform. Additionally, telecommunications technology has changed dramatically over the past years. HBNet’s recent inception allows it to more easily support emerging POS technologies.
      HBNet has assembled a highly-efficient network infrastructure, which allows it to keep costs down to offer the best pricing in the market. While keeping costs down, HBNet has designed an elegant, no-single-point-of-failure network to ensure its customers the highest in service reliability and security. Redundancy and failover are incorporated along every step of the processing stream.
      HBNet recognizes that no two customers are alike, so each installation is custom-designed and built to the client’s exact specifications. Outsourcing to HBNet allows acquirers to have all the benefits of an in-house network without the associated costs or capital expenditure or staff commitment, thereby permitting them to focus on the acquisition and retention of valuable merchant accounts and the design and development of new applications or functionality.

      HBNet typifies Hypercom’s transition to a new business model. In HBNet, we are beginning to move from a focus on one-time hardware sales to a recurring-revenue and service provider orientation. HBNet not only provides a new revenue source, it also leverages core competencies in the areas of network hardware manufacturing, network design and support, and the market reach of our sales organization.
      As technologies such as IP and wireless begin to take hold at the point-of-sale, the market will see a growing shift toward more sophisticated terminal applications. HBNet will provide a support infrastructure for our multi-application operating systems to quickly and cost-effectively deliver transactions to diverse processing entities. Early adopters of the HBNet solution include organizations involved in biometrics, health care, prepaid, micropayments, gift and loyalty. Market penetration of these complex applications is expected to dramatically increase in coming years as the consumer interaction can be transacted in several seconds with broadband connectivity, as compared to several minutes over dial-up connection. We believe, HBNet will continue to support our growth beyond the payments industry into information delivery segments.
      HBNet is a slow-growth opportunity given the structure of the marketplace and the long term nature of the contracts for which we compete. Presently, HBNet does not account for a significant portion of our consolidated revenue or our total service revenue.
Marketing
      Our general marketing strategy, which coordinates key market messaging across regions, is directed from our Phoenix, Arizona headquarters; however, each region develops programs to meet the needs of its local markets. Components of our marketing program include product marketing, trade shows, news releases, editorial interviews, industry analyst briefings, speaking platforms and engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters.
Sales and Distribution
      Our major sales and marketing regions include North America, Latin America, EMEA (Europe, Middle East and Africa), Asia/ Pacific (which includes Australia). In 2004, approximately 68% of our revenue came from international sources. Our global customers include:

•	Payment Processors

•	Distributors/ Resellers

•	Large Retailers

•	Financial Institutions

•	Independent Sales Organizations (ISOs)
      Sales to specific customers in our industry can account for a significant portion of our revenue. For example, First Data Corporation and its subsidiaries, in the aggregate, accounted for approximately 10.2% of 2004 revenue. This same customer accounted for approximately 9.3% of revenue in 2003. In 2004, our top two customers accounted for 17.3% of our revenue and our top five customers accounted for 27% of our revenue.
      We have leveraged our extensive and long-standing relationships in the industry to complement our direct sales efforts. We distribute and sell our products internationally through financial institutions and distributors. Domestically, we distribute and sell our products through our direct sales force that targets financial institutions, payment processors, large retailers, ISOs, distributors and resellers.
      Some of our key sales attributes are:

•	Global Presence. We are one of the largest worldwide providers of electronic payment system solutions for use at the point of sale. We have developed a global network of sales, support and development centers. We believe that our experience and global presence enable us to market, distribute and service our products more effectively, and in more markets than most of our competitors.

•	Comprehensive Product Portfolio. We offer a full range of products that fulfill the spectrum of market needs. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the recently released, high-performance 32-bit Optimum family. Our terminals are further complemented by peripherals that enhance their capabilities.

•	Low Total Cost of Ownership. The total cost of ownership includes the following costs: deployment, implementation, application certification, maintenance and product obsolescence. We continue to support and focus on providing our customers with a clear migration strategy for new technologies versus a buy today, replace tomorrow strategy.

•	Technology Adoption. Our technological advances have continued to support industry adoption of value-added features, such as electronic receipt capture, smart cards, electronic signature capture, positive identification and multi-application. Our engineering has consistently focused on quality and performance, including speed of the transaction, number of and type of completed transactions, the speed of application download and the user interface. Our modular design allows our customers to only select the features that meet their specific needs, thereby minimizing their costs and increasing their flexibility.

Research and Development
      Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products as well as enhancements to existing technologies and applications. We design and develop all of our own products and incorporate where appropriate, technologies from third parties and those available in the public domain. Internal development allows us to maintain closer technical control over our products. Development projects are evaluated through a management review process that includes input from our sales, marketing, manufacturing and engineering teams. Our product development process generally involves the following:

•	Identification of the applicable market and development parameters

•	Development of engineering specifications, including target costs

•	Design and engineering

•	Testing

•	Quality assurance

•	Pilot production
      Through this process, we are able to assess the needs of individual customers and markets to develop products and platforms that address those needs globally. Bringing quality products to market in a timely manner is the primary objective of all our product development initiatives.
      Our research and development activities are coordinated through our Phoenix, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes and translating text. Each of our regional geographic sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. Development staffs are located in Australia, Brazil, China, Hong Kong, Latvia, Russia, Singapore, Sweden and the United Kingdom.
      Our research and development expenses were $27.2 million for the year ended December 31, 2004 and $24.2 million, and $24.7 million for the years ending December 31, 2003 and 2002, respectively. We plan to continue significant investment on a broad range of product development projects for which the commercial opportunity is apparent.

Manufacturing and Resource Procurement
      Our main manufacturing operations are located in Shenzhen, China. Our wholly-owned Chinese subsidiary controls the planning, final assembly and final product testing, and uses a subcontractor for subassembly processes. In late 2004, we entered into a lease for a new facility in China, permitting us to increase our manufacturing capacity. This increased capacity enables us to move regional products to this low-cost environment as well as meet increased demand.
      We outsource the manufacture of certain products through contract manufacturers in Sweden and Brazil. Certain high-volume products with global distribution requirements are being transferred to the Shenzhen, China facility in 2005. In the U.S., we use a third-party contract manufacturer in metropolitan Phoenix, Arizona for our networking products.
      To control product costs, we centrally manage product documentation and material requirements planning from our Phoenix, Arizona headquarters, utilizing an integrated enterprise system linking all Hypercom manufacturing and design centers. Centralized management of the planning processes, combined with regional procurement, enables us to ensure the quality and availability of our components. We continue to look for opportunities to reduce the cost of existing products by working with our suppliers to seek more favorable pricing, purchasing components in larger volumes to achieve lower unit costs, and through design and engineering changes such as consolidating components and seeking greater efficiencies in product design. Our product development and manufacturing organizations engineer and test our new products to ensure that performance, quality and regulatory standards are met.
      We rely on third-party suppliers for certain components of our POS payment systems and networking products. We purchase directly from select suppliers or use distributors where flexibility is appropriate. Our suppliers must meet high standards of component quality and delivery performance. We generally have multiple sources for raw materials, supplies and components, and are often able to acquire component parts and materials on a volume discount basis.
Standards, Specifications and Certification Requirements
      Electronic payment system providers must certify products and services with card associations, financial institutions and payment processors, as well as comply with government and telecommunications company regulations.
      We comply with the following standards and requirements:

•	Security Standards. Security standards in our industry are promulgated largely by government, regional bank associations and card associations. These standards ensure the integrity of the payment process and protect the privacy of consumers using electronic transaction systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. We have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures in order for us to remain compliant with the growing variety of international requirements. This architecture is particularly successful in countries that have stringent and specific security requirements.

•	EMV Standards. EMVCo’s goal with the EMV standards has been to develop specifications that define a set of requirements to ensure interoperability between chip cards and terminals on a global basis, regardless of the manufacturer, the financial institution, or where the card is used or issued. Specific certifications are required for all electronic payment systems and their application software. We maintain EMV certifications across our applicable product lines.

•	Payment Processor/ Financial Institution Requirements. In the U.S., we are required to certify our products with payment processors. We actively perform the essential Class B and Class A product certifications with all the major payment processors in the U.S. and international markets. The Class B certification process pertains to successful testing of the integrity of the host (interface) message formats with the payment processor’s requirements and specifications. Once the Class B certification process is completed, the payment processor may elect to take the software application and the hardware for additional in-house testing and support. Class A certification (which may take up to 12 months or more) includes more intensive functional and user-acceptance testing in order to establish their help-desk infrastructure. Class A Certification enables payment processors to provide direct support, deploy and promote the new products with their merchant base and sales force. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. payment processors. We also have obtained certifications from international financial institutions and payment processors so that our products can be used to process transactions on their specific networks.

•	Telecommunications Regulatory Authority and Carrier Requirements. Our products must comply with government regulations, including those imposed by the Federal Communications Commission and similar telecommunications authorities worldwide regarding emissions, hazardous materials, radiation, safety and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our products have been certified as compliant with a large number of national requirements, including those of the Federal Communications Commission and Underwriters Laboratory in the U.S., and similar local requirements in other countries. Wireless network carriers have standards with which systems connected to their networks must comply. In addition to national requirements for telecommunications systems, many wireless network carriers have their own certification process for devices to be used on their networks.

Proprietary Rights
      We rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products. We currently hold patents issued in the U.S. and several other countries relating to POS terminal products. We also have a number of pending U.S. and foreign patent applications relating to our POS terminal products and networking products.
      We currently hold trademark registrations in the U.S. and numerous other countries for the “Hypercom” mark and logo. In addition, we have several other U.S. and foreign trademark registrations and pending U.S. and foreign trademark applications relating to our products and services.
      We embed copyright notices in our software products advising all users that Hypercom owns the rights to the software. We also place copyright notices on documentation related to these products. We routinely rely on contractual arrangements to protect our proprietary software programs, including written contracts prior to product distribution or through the use of shrink-wrap license agreements. We typically do not obtain federal copyright registrations for our software.
Employees
      As of December 31, 2004, we employed approximately 1,488 people on a full-time basis, 453 of which are located in the U.S., with the remaining 1,035 located internationally as set forth in the following table:

	U.S.	International	Total

Sales and Marketing	84	44	128
Operations	150	720	870
Research and Development	144	154	298
Finance and Administration	75	117	192

Total Employees	453	1,035	1,488
      We believe that we have an excellent relationship with our employees. Competition for employees is intense in the electronic payments industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. Certain of our employees at our facility in Sweden are subject to a collective bargaining agreement.
Available Information
      Our principal executive offices are located at 2851 West Kathleen Road, Phoenix, Arizona, 85053, and our telephone number is (602) 504-5000. Our website is located at www.hypercom.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file or furnish to the SEC.

Item 2.	Properties
      We own our 142,000 square foot corporate headquarters building, which is located in Phoenix, Arizona. This building is also utilized for research and development, design, prototype manufacturing, testing and repair. We lease an adjacent 23,800 square foot building, which is used primarily for our network solutions products and services, pursuant to a lease that expires August 31, 2011.
      We own an approximate 23,000 square foot office floor in Hong Kong that is utilized for administrative, sales and support, and manufacturing support services. We also own an approximate 102,000 square foot facility in Brazil that is utilized for administrative, warehouse, distribution, and sales and support services.
      In late 2004, we entered into a lease for a new manufacturing facility in Shenzhen, China, that also includes living quarters for the manufacturing staff of such facility, as is common when manufacturing in China. The manufacturing portion of the facility is approximately 73,200 square feet. The lease for this facility expires on September 30, 2010.
      We also lease various facilities in Arizona, Florida, Georgia, Australia, Chile, China, Hungary, Japan, Latvia, Mexico, Puerto Rico, Russia, Singapore, Sweden and the United Kingdom, for sales, support, representation and research and development activities.
      We believe that our facilities are adequate for our current operations and will be sufficient for the foreseeable future.

Item 3.	Legal Proceedings
      Hypercom currently is a party to various legal proceedings, including those noted below. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on our financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on our financial position or results of operations in the period in which the ruling occurs or in future periods.
      Shareholder Class Actions. In February 2005, Hypercom, its chief executive officer and its chief financial officer were named as defendants in several purported shareholder class action lawsuits filed in U.S. District Court, District of Arizona, on behalf of purchasers of Hypercom’s securities during the period from April 30, 2004 to February 3, 2005, alleging violations of the Securities Exchange Act of 1934. These lawsuits are based on our February 2005 announcement that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that Hypercom would restate its financial statements for the first three quarters of 2004. The lawsuits seek damages against the defendants in an unspecified amount.
      Shareholder Derivative Action. In March 2005, a shareholder derivative action was filed in the United States District Court, District of Arizona, against Hypercom, its chief executive officer, chief financial officer, and its board of directors alleging breach of fiduciary duty. This action is based on the same facts and circumstances alleged in the shareholder class actions discussed above, and alleges that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. The action seeks damages in an unspecified amount against the individual defendants, attorney’s fees and expenses, among other forms of relief. Hypercom is named solely as a nominal defendant in this action, and no recovery is sought against Hypercom.
      Hypercom believes that it has meritorious defenses and intends to vigorously defend against the shareholder class actions and the shareholder derivative action.
      Verve Matters. Verve L.L.C. (Verve) has filed lawsuits in various federal district courts and a complaint with the International Trade Commission (ITC) against Hypercom alleging that Hypercom, as well as other POS terminal manufacturers, have infringed certain patents that Verve purportedly owns. Verve is seeking unspecified damages and injunctive relief in the federal court actions, and is seeking an exclusion order by the ITC barring the importation of point of sale terminals that allegedly infringe a patent purportedly owned by Verve. Hypercom believes that these claims are without merit and is vigorously defending these actions. Hypercom has filed its own claims against Verve in U.S. District Court in Arizona seeking a declaratory judgment that Verve’s patents are invalid and that Hypercom has not infringed these patents. Hypercom has been successful in having a certain of the Verve federal court lawsuits transferred from other jurisdictions to the U.S. District Court, District of Arizona. Further, the Administrative Law Judge in the ITC proceeding has indicated that he will terminate the investigation generated by Verve’s complaint, based on his finding that Verve did not own sufficient rights in the patent that is the subject of the ITC investigation, and that Verve did not have standing to prosecute the ITC proceeding without the joinder of another party which refused to join in the complaint. Hypercom has filed a motion for sanctions against Verve and its counsel, seeking the recovery of Hypercom’s attorney’s fees and expenses in the ITC proceeding.
      Brazilian Central Bank Administrative Proceeding. In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (Bank) commenced an administrative proceeding against Hypercom’s subsidiary, Hypercom do Brasil Industria e Comércio Ltda. (HBI), alleging that it is subject to a fine totaling R$197,317,538 (equivalent of U.S. $74,319,223 as of December 31, 2004) for failing to pay Hypercom, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. In July 2002, HBI petitioned the Federal Civil Court in Sao Paulo, Brazil to have the administrative proceeding suspended and the applicable provision of the Brazilian law declared unconstitutional. In August 2002, the Court rejected HBI’s motion for an injunction and HBI filed an interlocutory appeal. In September 2002, the Judge reviewing the interlocutory appeal issued a preliminary decision granting a stay of the administrative proceeding. Also in July 2002, HBI filed an administrative defense with the Bank, which is presently under review and subject to no deadline. In May 2003, the Federal Civil Court rendered judgment dismissing HBI’s petition for a Writ of Mandamus. In June 2003, HBI appealed this judgment. Hypercom believes that the fine is confiscatory in nature and illegal, and does not believe that such fine will be charged on the amount established by the Bank.
      Colleen E. Ryan v. Hypercom Corporation, et al. In 1998, the plaintiff filed this action alleging sexual misconduct claims against Hypercom and two of its former executives. On July 2, 2004, following an April 2004 jury trial and verdict upholding the enforceability of Hypercom’s settlement agreement with this former employee, the Superior Court of Maricopa County entered judgment in favor of Hypercom and its former executives on all remaining claims. Thereafter, the plaintiff filed an appeal, which is currently in the briefing stage.

Item 4.	Submission of Matters to a Vote of Securities Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

Executive Officers of the Registrant
      The following are our executive officers as of March 1, 2005:
      Christopher S. Alexander, 56: Chairman of the Board of Directors since July 2002; President and Chief Executive Officer since November 2000; July 1999 to October 2000, President of Hypercom Transaction Systems Group; 1998 to 1999, Chief Operating Officer, Hypercom Corporation; 1993 to 1998 Chief Operating Officer of Hypercom International.
      John W. Smolak, 56: Executive Vice President, Chief Financial and Administrative Officer since April 2002; September 2000 to March 2001, Chief Financial Officer of Suburban Propane L.L.P., a distributor, Whippany, New Jersey; January 1999 to September 2000, Senior Vice President Finance and Administration and Chief Financial Officer of 1-800 Flowers.com, a retailer, Westbury, New York; and February 1995 to May 1998, Senior Vice President and Chief Financial Officer of Lechters, Inc., a retailer, Harrison, New Jersey.
      William A. Dowlin, 58: Executive Vice President, Product Development and Manufacturing, since November 2003; President, Hypercom Manufacturing Resources, Inc., since July 1997.
      Guilherme Blumenthal, 44: Executive Vice President, Sales and Operations, since November 2003. October 2000 to October 2003, Senior Vice President, Finance and Operations, Transaction Systems Group, Hypercom Corporation; August 1999 to September 2000, Senior Vice President and General Manager, Hypercom Latin America; January 1999 to July 1999, Chief Operations Officer, Hypercom Latin America; August 1997 to January 1999, Chief Operations Officer, Hypercom Brazil; January 1997 to July 1997, General Manager of NetSet, a services company in Brazil, following its acquisition by Hypercom; March 1995 to December 1996, founder and operator of Netset in Brazil.
      Douglas J. Reich, 61: Senior Vice President since January 2004; Chief Compliance Officer since May 2003; General Counsel and Secretary since November 2001; and July 1996 to January 2001, Senior Vice President, General Counsel and Secretary of Wavo Corporation, a digital media services provider, Phoenix, Arizona.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

	High	Low

Year Ended 12/31/04
First Quarter	$7.96	$4.55
Second Quarter	8.51	6.41
Third Quarter	8.46	6.57
Fourth Quarter	7.45	5.25
Year Ended 12/31/03
First Quarter	$4.37	$2.75
Second Quarter	4.98	3.84
Third Quarter	5.68	4.00
Fourth Quarter	5.59	4.50
      We have not paid any cash dividends on our common stock. We currently intend to retain our earnings for our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
      As of March 4, 2005, we had approximately 73 stockholders of record and approximately 7,286 beneficial stockholders.
ISSUER PURCHASES OF EQUITY SECURITIES
      We announced a stock repurchase plan on August 15, 2003. Under the terms of the plan, we are authorized to purchase up to $10 million of our common stock. There were no purchases made pursuant to the plan during the year ended December 31, 2004. Since August 15, 2003, we have repurchased 60,000 shares of our stock at an average price of $4.50 per share.

Item 6.	Selected Financial Data
      The following table contains selected consolidated financial data for the five years ended December 31, 2004, derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance (amounts in thousands, except share data and percentages).

	Years Ended December 31,

	2004	2003	2002	2001	2000

Statements of Operations Data:
Net revenue	$255,155	$231,514	$244,965	$236,773	$269,214
Costs of revenue(1)	151,754	135,484	153,609	145,292	164,149
Write-off of deferred contract costs(2)	11,305	—	—	—	—

Gross profit	92,096	96,030	91,356	91,481	105,065

Percent of net revenue	36.1%	41.5%	37.3%	38.6%	39.0%

Research and development	27,188	24,163	24,744	28,107	38,666
Selling, general, and administrative	66,313	58,832	57,888	63,547	82,078
Restructuring charges(1)	—	—	4,434	—	—

Total expenses	93,501	82,995	87,066	91,654	120,744

Income (loss) from continuing operations	$(1,405)	$13,035	$4,290	$(173)	$(15,679)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle(3)(4)(5)	$(8,662)	$3,965	$(24,502)	$(11,668)	$(25,751)
Income (loss) from discontinued operations(6)(7)	—	7,233	(14,816)	(8,240)	(5,840)
Cumulative effect of change in accounting principle(8)	—	—	(21,766)	—	—

Net income (loss)	$(8,662)	$11,198	$(61,084)	$(19,908)	$(31,591)

Income (loss) per share:
Diluted income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.17)	$0.08	$(0.53)	$(0.32)	$(0.75)
Income (loss) from discontinued operations	—	0.14	(0.32)	(0.22)	(0.17)
Cumulative effect of change in accounting principle	—	—	(0.47)	—	—

Diluted net income (loss) per share	$(0.17)	$0.22	$(1.32)	$(0.54)	$(0.92)

Weighted average diluted shares	51,251,975	50,350,849	46,141,894	36,643,819	34,183,803
Balance Sheet Data:
Cash and cash equivalents	$23,445	$65,415	$23,069	$19,769	$13,008
Marketable securities	69,962	17,400	—	—	2,110
Working capital	159,789	155,048	128,179	126,088	73,429
Total assets(9)	277,260	265,870	260,400	337,409	367,888
Short and long-term debt	8,829	9,857	25,025	67,888	100,391
Total stockholders’ equity	205,372	204,297	187,972	210,226	207,004

(1)	During the 2002 third quarter, we committed to a profit improvement plan which included the closure of offices around the world in favor of a more cost-effective distributor sales model and the termination of our direct manufacturing operations in Brazil. Restructuring charges in cost of sales include $2.0 million related to the write-down of inventories and other related costs. Restructuring charges of $4.4 million, which are separately stated, include $3.6 million related to the write-down of a building and other fixed assets to their estimated fair value and $0.8 million related to termination costs and other charges. See Note 10 to the Consolidated Financial Statements.

(2)	During the 2004 second quarter, we recorded an $11.3 million charge to cost of revenue to write-off all costs previously deferred under our long-term contract with the Brazilian Health Ministry. Our decision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe that the delay was due to an internal scandal within the Brazilian Health Ministry, which in no way relates to Hypercom or our pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. See Note 11 to the Consolidated Financial Statements.

(3)	During the third quarter of 2000, we wrote-off our remaining $4.1 million investment in Cirilium Corporation (Cirilium), a joint corporate venture that we had formed in late 1999 with Inter-Tel Inc. Through September 30, 2000, we had accounted for our investment in Cirilium on the equity method and had reported $5.8 million in losses in connection with this investment. This write-off and the reporting of these losses, in the total amount of $9.9 million, contributed to our net loss for the year ended December 31, 2000.

(4)	During 2002, we recorded a $2.6 million loss on early extinguishment of debt in connection with the early retirement of two term loans. The loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with our term loans.

(5)	During 2002, we increased the valuation allowance on our deferred tax assets by $20.0 million, of which $16.0 million contributed to our loss before discontinued operations and cumulative effect of change in accounting principle and $4.0 million was recorded in discontinued operations related to Golden Eagle Leasing for the period ending December 31, 2002.

(6)	During September 2002, we identified certain unprofitable businesses and, effective with the decision to hold these operating units for sale, recorded a loss of $8.0 million to write-down the assets to their estimated fair value. For comparative purposes, all prior operating results of these unprofitable businesses have been reclassified to reflect the results of operations in discontinued operations.

During 2003, we completed the disposition of all remaining operating units identified and initially held for sale in September 2002. In connection with the disposition of these operating units, we recorded a loss on sale of the units totaling $3.2 million during 2003 comprised of a $0.3 million cash infusion made by us in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

(7)	Consistent with our strategy of disposing of operating units not aligned with its core business, we sold our direct finance lease subsidiary, Golden Eagle Leasing, effective October 1, 2003, for $30.0 million gross cash proceeds, and recorded a $7.0 million gain net of severance and other exit costs. As a result of the disposition, the net operating results of Golden Eagle Leasing have been reported within discontinued operations for all periods presented.

(8)	During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the transition provisions of SFAS 142, we evaluated our reporting units for impairment of goodwill and recorded a $21.8 million write-off primarily attributable to goodwill associated with the 2000 acquisition of Golden Eagle Leasing.

(9)	Certain amounts have been reclassified to conform to the current year presentation.

      For a presentation of certain of the above information on a quarterly basis for each of our four quarters refer to Note 19 of our audited Consolidated Financial Statements for the year ended December 31, 2004 and 2003 appearing elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following sets forth a discussion and analysis of Hypercom Corporation’s financial condition and results of operations for the three years ended December 31, 2004. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Exhibit 99.1 of this Annual Report on Form 10-K entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors,” in the discussion below and elsewhere in this Annual Report on Form 10-K.

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

Revenue and Accounts Receivable
      We recognize revenue for product sales pursuant to Staff Accounting Bulletin No. 101 and No. 104, Revenue Recognition in Financial Statements (SAB 101 and 104) which is generally upon delivery of product. Although we comply with the requirements of SAB 101 and 104 upon shipment of product and the recording of revenue, we continually evaluate our accounts receivable for any bad debts or product returns and make estimates for any bad debt allowances or product return reserves as the specific situations dictate. We generally recognize services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Amounts received in advance of services being rendered are recorded as deferred revenue. Operating lease revenue is recognized monthly over the lease term. The cost of units leased under operating leases are included in our balance sheet under “Property, plant and equipment.”
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We compute such allowance based upon a specific customer account review of our larger customers’ and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the accounts receivable. For balances less than 90 days old and customers not large enough to warrant a specific review, we record an allowance based on set percentages depending upon the age of the respective accounts receivable balance.
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
      In addition, as part of the initial recording of our sales-type leases, we estimate the unguaranteed residual value of the equipment. This is the estimated fair value of the equipment that will be returned to or purchased from us at the end of the initial lease period. Our estimate of the residual value is based on industry standards and our actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.

Long-term Contract Revenue
      We recognize revenues and an estimated gross profit on long-term contracts upon the attainment of scheduled performance milestones under the percentage of completion method. We follow this method since contracts contain well-defined performance milestones and we can make reasonably dependable estimates of the costs applicable to various stages of the contract.
      During 2004, the final maintenance phase of our only long-term contract expired. We recorded an $11.3 million charge in 2004 to write-off all deferred contract costs previously recorded on this contract. See Note 11 to the Consolidated Financial Statements.

Inventory
      We carry our inventory at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis.
      For purposes of our inventory lower of cost or market (LCM) calculations, we classify inventory into three categories: fully saleable, slow moving and potentially obsolete. We do not record any write down for fully saleable inventory. Inventory not expected to be sold within the upcoming 12 month period, based upon future demand assumptions, is considered slow moving and written down based upon the projected sell through period. We write down potentially obsolete inventory to estimated salvage value, if any. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes
      During 2002, we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance due to the impact of a continued economic downturn on our estimated U.S. sourced future income. Since 2002, we have continued to fully reserve for all deferred tax balances. As a result, there are no remaining unreserved balances of deferred tax assets reported on the balance sheets as of December 31, 2004 and 2003. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, operating profits, in the tax jurisdictions giving rise to the deferred tax assets, become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Tax(SFAS 109). The recoverability criteria in SFAS 109 requires our judgment of whether it is more likely than not, based on an evaluation of positive and negative evidence, that a valuation allowance is not needed. If in the future, positive evidence of sufficient quality and quantity overcomes the negative evidence, we would reverse all or a portion of the valuation allowance resulting in a decrease to our income tax expense in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and need for valuation allowances quarterly.

      We do business in a number of different countries. Tax authorities may scrutinize the various tax structures employed by us in these countries. We believe that we maintain adequate tax reserves, including our valuation reserve for deferred tax assets, to offset the potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense or reduction to our related valuation reserve would result. In addition, any potential tax liabilities that may arise upon audit could affect the individual items that comprise our fully-reserved deferred tax asset balance.

Contingencies and Litigation
      On an ongoing basis, management monitors the need to provide an estimated loss contingency arising from normal operations or litigation matters. The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of its business. At December 31, 2004 and 2003, we have accrued for all probable and estimable contingencies. We rely on our in-house counsel and outside counsel to advise us about ongoing litigation matters. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, we believe, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

Overview of Financial Results
      The following overview will highlight certain key events and factors impacting our financial performance over the past three years:

Year 2004

For 2004, we recorded a net loss of $8.7 million ($0.17 loss per share) on revenues of $255.2 million. Our 10.2% revenue growth in 2004 was primarily due to bringing our new 32-bit products to market, expanding our multi-lane and quick service restaurant customer (QSR) base, and serving the growing European market led by tightening security standards. The 2004 results include a second quarter charge of $11.3 million to write-off all costs previously deferred under our contract with the Brazilian Health Ministry. We continue to actively pursue the claim with the Brazilian Health Ministry, although ultimate recovery cannot be assured.

The increase in revenues was tempered by a decline in gross profit as a percent of revenues resulting primarily from the aforementioned deferred contract charge in Brazil. To a lesser degree, the 2004 gross profit percentage was negatively impacted by pricing pressures in certain markets, a lower margin on a high volume contract with a domestic processor, sales to high volume multi-lane and quick service restaurant customers, and incremental inventory reserves attributable to technology obsolescence induced by our new product offerings and altered market demand for dated products and components. Additionally, the 2004 gross profit percentage was negatively impacted by the reclassification of certain leases as operating leases rather than sales-type leases. See Notes 2 and 19 to the Consolidated Financial Statements.

Operating expenses increased by $10.5 million in 2004, from $83.0 million in 2003 to $93.5 million in 2004. Operating expenses represented 36.7% of net revenues in 2004 versus 35.8% in 2003. This increase was primarily due to costs for Section 404 of the Sarbanes-Oxley Act compliance and higher selling expenses principally related to accelerating expansion into certain markets in response to 2005 market opportunities and pre-selling costs related to longer sales cycle multi-lane contracts.

Non-operating expenses (net interest expense, foreign currency losses and other income/ loss) decreased by $1.5 million in 2004. This decrease is primarily due to higher interest income as a result of our increased cash balance and rising interest rates and lower interest expense as a result of reduced debt fees and the cessation of amortization of debt issuance costs in 2004.

We continued to build our cash reserves, increasing our total cash, cash equivalents and marketable securities from $82.8 million at December 31, 2003 to $93.4 million at December 31, 2004. During 2004, our working capital increased by $4.7 million.

In 2005, we believe that technology requirements in the various marketplaces will continue to shift towards a 32-bit architecture driven by market requirements for enhanced multi-application and internet protocol (IP) enabling devices that significantly reduce transaction processing time. We believe our 2005 revenue will exceed the 2004 amount as shipments of our 32-bit technology terminals gain momentum led by our multi-lane and unattended terminal product lines. We anticipate that the average selling price of our products will decline in 2005 due to pricing pressures from our competitors and we intend to offset, at least partially, the reduction in selling price by reducing production costs of our terminals. We intend to further reduce our product costs through design improvements and shifting certain high-volume production to lower-cost manufacturing regions, such as China. We also intend to have a market-centric approach to our research and product development activities such that we will not incur expenses that do not represent known revenue opportunities. We do not anticipate any significant further fixed costs and therefore expect to leverage both our selling, general and administrative expenses on anticipated higher revenues. We continue to evaluate our direct sales channel infrastructure and will pursue alternate channels, such as distributors, in regions where it makes economic sense to do so. We also intend to continue to refine our global tax strategy and foreign exchange hedging program to lower expenses in these areas. Our projected revenue growth, engineered cost reductions and expense savings can not be ultimately assured.

Year 2003

The year 2003 was highlighted by the completion of our profit improvement and restructuring plan initiated in September 2002 with a resulting improvement in operating income and net income, strengthening of our balance sheet, and the sale of Golden Eagle Leasing.

Completing our restructuring plan during 2003 allowed us to focus on our core terminal and network systems business, which resulted in improved gross margins while maintaining operating expenses at levels appropriate to support the core business activities. Gross margins improved principally from continuing improvements in cost reductions in our core set of product offerings through reductions in material costs as well as improved manufacturing efficiencies. Operating expenses were essentially unchanged from 2002 reflecting a leveling off of spending to match our business model as contemplated under our profit improvement and restructuring plan initiated in September 2002.

In addition to improving our profits, we were able to strengthen our balance sheet as of December 31, 2003 compared to December 31, 2002. Improvements in our balance sheet included an increase in cash and short-term investment balances, elimination of current debt and increased working capital and stockholders’ equity. We maintained a $10 million revolving line of credit with no borrowings during 2003. These achievements were principally a result of our profit improvements, improvements in our accounts receivable days sales outstanding and inventory turnover, and the sale of Golden Eagle Leasing.

While we continued to experience improvements in the financial performance of Golden Eagle Leasing, we decided a direct-finance leasing operation was outside our core business and did not have a long-term role in our strategic plan. Consequently, we sold Golden Eagle Leasing in the fourth quarter of 2003 resulting in a gain of $7.0 million, with gross proceeds received of $30.0 million.

Year 2002

The year 2002 was highlighted by the completion of a private placement of our common stock, significant charges related to the carrying value of goodwill and deferred tax assets, the implementation of a profit improvement plan and a significant improvement in income from continuing operations.

In the first quarter of 2002, we completed the issuance and sale of common stock in a private equity offering. Net proceeds from the offering of $36.5 million were used principally to pay off high-cost debt.

As a result of the early extinguishment of debt, we recorded a loss on early extinguishment of debt relating to the write-off of debt issuance costs in the amount of $2.6 million in the first quarter of 2002.

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS 142 resulted in the complete write-off of goodwill balances, existing at January 1, 2002, in the amount of $21.8 million. In accordance with SFAS 142, this write-off was reported as a cumulative effect of change in accounting principle in the statement of operations.

During the third quarter of 2002, we increased our valuation allowance on our then remaining deferred tax assets by $20.0 million. The increase in the valuation allowance increased our tax expense attributable to both continuing operations and discontinued operations by $20.0 million. There were no remaining balances of deferred tax assets reported on the balance sheet as of December 31, 2002.

As discussed further in Management’s Discussion and Analysis and in the Notes to the Consolidated Financial Statements, we undertook a profit improvement plan in 2002, which resulted in restructuring certain operations and holding other operations for sale as discontinued operations. The restructuring costs element of the plan were reported as expenses within income from continuing operations, while the losses from the discontinued operations were reported separately as part of our net loss. The restructuring charges totaling $6.4 million included write-downs of assets, principally inventories and fixed assets, as well as accruals for severance and other operating expenses. Losses from discontinued operations totaling $14.8 million included $8.0 million in initial write-downs of assets to fair value, as well as the operating results of the discontinued operations during 2002.

      The following should be read in light of the matters highlighted in the Overview.

Results of Continuing Operations
      The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results.

	Year Ended December 31,

	2004	2003	2002

Net revenue	100.0%	100.0%	100.0%
Costs of revenue	59.5	58.5	62.7
Write-off of deferred contract costs	4.4	—	—

Gross profit	36.1	41.5	37.3
Research and development	10.7	10.4	10.1
Selling, general and administrative	26.0	25.4	23.6
Restructuring charges	—	—	1.8

Income (loss) from continuing operations	(0.6)	5.7	1.8
Interest and other income net of interest and other expense	—	(1.0)	(1.5)
Foreign currency loss	(1.3)	(1.2)	(2.5)
Loss on early extinguishment of debt	—	—	(1.1)

Income (loss) before taxes, discontinued operations and cumulative effect of change in accounting principle	(1.9)	3.5	(3.3)
Provision for income taxes	(1.5)	(1.8)	(6.7)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(3.4)	1.7	(10.0)
Income (loss) from discontinued operations	—	3.1	(6.0)
Cumulative effect of change in accounting principle	—	—	(8.9)

Net income (loss)	(3.4)%	4.8%	(24.9)%

      Net revenue by geographic region is presented in the following table as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

Revenues by Region	2004	2003	2002

United States	32.2%	33.0%	33.9%
Europe	33.6	31.1	23.8
Latin America, including Mexico	17.3	18.5	26.6
Asia/ Pacific	16.9	17.4	15.7

Totals	100.0%	100.0%	100.0%

      The results of continuing operations discussed herein exclude the operations of the operating units being reported as discontinued operations. See Note 10 to the Consolidated Financial Statements.
      Our revenues relate primarily to the sale and lease of point-of-sale and point-of-transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services (collectively, product revenue). Additionally, we operate several service businesses that provide full on-site support services such as installation, training, repair, help desk services and transaction transport (collectively, service revenue). No other type of revenue exceeded 10% of our consolidated net revenues in 2004, 2003 or 2002.

Comparison of Years Ended December 31, 2004 and 2003

	Years Ended December 31,

		% of		% of	Increase
	2004	Revenue	2003	Revenue	(Decrease)

	(Dollars in thousands)
Net revenue:
Product and other	$228,109	89.4%	$208,929	90.2%	19,180
Services	27,046	10.6	22,585	9.8	4,461

Total net revenue	255,155	100.0	231,514	100.0	23,641

Costs of revenue:
Product and other	131,033	57.4	118,676	56.8	12,357
Write-off of deferred contract costs	11,305	5.0	—	—	11,305
Services	20,721	76.6	16,808	74.4	3,913

Total costs of revenue	163,059	63.9	135,484	58.5	27,575

Gross Profit:
Product and other	85,771	37.6	90,253	43.2	(4,482)
Services	6,325	23.4	5,777	25.6	548

Gross profit	92,096	36.1	96,030	41.5	(3,934)
Research and development	27,188	10.7	24,163	10.4	3,025
Selling, general and administrative	66,313	26.0	58,832	25.4	7,481

Income (loss) from continuing operations	$(1,405)	(0.6)%	$13,035	5.7%	$(14,440)

Net revenue
      Our year over year 10.2% increase in net revenue is principally the result of product sales in our European and U.S. markets. The increase in European revenues arose as customers purchased new terminals to meet the security compliance standards set-forth by Europay, Mastercard and Visa (EMV). EMV governs the replacement of traditional magnetic strip cards with chip cards. Merchants must upgrade their terminals to meet the new EMV standards or potentially bear the liability of fraudulent transactions which chip technology would have prevented. We anticipate continued demand due to the EMV initiative throughout 2005.
      Revenue growth in the U.S. related to product sales to multi-lane and quick service restaurant customers which we had not historically served. The introduction of new products including the L4100 terminal and unattended units allowed us to expand in the marketplace which contributed significantly to our record 2004 fourth quarter sales. We anticipate continual growth in this market in 2005.
      Offsetting our 2004 revenue growth was the impact of an accounting correction made during the fourth quarter following our determination that certain leases originated by our UK subsidiary during the first three quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in a $3.2 million reduction in net revenue for the first three quarters of 2004. See Notes 2 and 19 to our Consolidated Financial Statements.
      Finally, net revenue in 2003 benefited by a $2.4 million transaction in Brazil involving the sale of fully depreciated terminals we had previously leased to a third party under an operating lease. Excluding the $2.4 million in revenue in 2003, net revenue increased $26.0 million or 11.4% from 2003. No similar transaction occurred during 2004.
      The increase in services revenues was primarily due to additional services provided by NetSet, our service business in Brazil. During 2004, NetSet signed a service contract with one major new customer and increased service volumes to an existing customer. Additionally, service revenues increased in 2004 due to the start-up of HBNet, our transaction transport business.

Costs of revenue
      Our costs of revenue include the costs of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. Cost of revenue, excluding the write-off of deferred contract costs discussed below, as a percent of revenue increased to 57.4% in 2004 compared to 56.8% in 2003. The year over year increase in costs of revenue as a percent of revenues was principally attributable to incremental inventory reserves totaling $3.7 million recorded during 2004. The incremental inventory reserves were attributable to technology obsolescence induced by our new product offerings and altered demand for dated products and components.

Write-off of deferred contract costs
      During the second quarter of 2004, we recorded an $11.3 million charge to cost of revenue to write-off all costs previously deferred under our long-term contract with the Brazilian Health Ministry. See Note 11 to the Consolidated Financial Statements. Our decision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe that the delay was due to an internal scandal within the Brazilian Health Ministry, which in no way relates to Hypercom or our pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. We are actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract. However, there is no certainty as to how much will ultimately be collected or that the maintenance contract will ultimately be extended.

Gross profit
      Gross profit as a percent of revenue decreased to 36.1% in 2004 from 41.5% in 2003. The product and other gross profit percentage was 37.6% in 2004 compared to 43.2% in 2003, while the services gross profit percentage was 23.4% in 2004 and 25.6% in 2003. The decline in the product and other gross profit percentage is principally attributable to the provision recorded to reserve all costs previously deferred under our contract with the Brazilian Health Ministry. Excluding the contract provision, the product and other gross profit percentage was 42.6% in 2004. The year over year decline in margin, exclusive of the Brazilian Health

Ministry charge in 2004 and the previously mentioned impact of the sale of the fully depreciated terminals in Brazil in 2003, is principally attributable to lower average selling price and gross profit on comparable products sold under the terms of a new domestic processor agreement and incremental inventory reserves recorded during 2004.
      The decrease in the services gross profit percentage was primarily attributable to fewer high-margin special service projects, such as software uploads and pinpad upgrade programs, in 2004 than 2003.

Research and development
      Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 10.7% in 2004 compared to 10.4% in 2003. On a relative dollar basis, 2004 spending increased $3.0 million compared to 2003. The increase in research and development spending is reflective of our efforts to accelerate the introduction of new products including our Optimum product family and an internet protocol (IP) enabling device, IN-tact, that converts existing Hypercom terminals into faster IP-enabled card payment terminals.

Selling general and administrative
      Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 26.0% for 2004 compared to 25.4% in 2003. On a relative dollar basis, spending increased $7.5 million or 12.7%. The increase is principally attributable to variable costs attributed to our increase in revenues and additional professional fees incurred to comply with Section 404 of the Sarbanes-Oxley Act. In addition, during 2004 we recorded a $0.7 million charge to write-off a marketing right that we determined had no future value.

Interest income, interest expense, and foreign currency
      We recognized $1.2 million in interest income during 2004 compared to only $0.4 million in 2003. This increase is principally attributable to our high cash, cash equivalent, and short-term investment balances maintained throughout 2004 resulting from the sale of Golden Eagle Leasing in October 2003 and our positive cash flow from operations. We incurred interest expense of $1.4 million in 2004 compared to $2.5 million in 2003. The decline in interest expense is primarily due to the continued decline in our long-term debt, reduced fees under our Senior Secured Credit Facility, which was amended effective December 31, 2003, and the reduction in amortization of debt issuance costs, as the majority of costs were fully amortized as of July 2004. Foreign currency loss for 2004 was $3.2 million compared with $2.8 million in 2003. The increase in foreign currency expense is principally attributable to the continued depreciation of the US dollar against our foreign currency exposures compared to 2003.

Income tax expense
      Income tax expense before discontinued operations for federal, state and foreign taxes was $3.8 million and $4.1 million for the years ended 2004 and 2003, respectively. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.
      During 2004, we continued to provide full valuation reserves against our deferred tax assets. These reserves are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. Due to our net operating loss position and our provision for a full valuation reserve against our deferred tax assets, the consolidated effective tax rates for 2004 and 2003 are not meaningful.
      We do business in a number of different countries. Tax authorities may scrutinize the various tax structures employed by us in these countries. We believe that we maintain adequate tax reserves, including our valuation allowance, to offset the potential tax liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense or reduction of our valuation allowance would result. In addition, any potential tax liabilities that may arise upon audit could affect the individual items that comprise our fully reserved deferred tax asset balance.

Comparison of Years Ended December 31, 2003 and 2002

	Years Ended December 31,

		% of		% of	Increase
	2003	Revenue	2002	Revenue	(Decrease)

	(Dollars in thousands)
Net revenue:
Product and other	$208,929	90.2%	$223,658	91.3%	$(14,729)
Services	22,585	9.8	21,307	8.7	1,278

Total net revenue	231,514	100.0	244,965	100.0	(13,451)

Costs of revenue:
Product and other	118,676	56.8	134,893	60.3	(16,217)
Services	16,808	74.4	18,716	87.8	(1,908)

Total costs of revenue	135,484	58.5	153,609	62.7	(18,125)

Gross profit:
Product and other	90,253	43.2	88,765	39.7	1,488
Services	5,777	25.6	2,591	12.2	3,186

Total costs of revenue	96,030	41.5	91,356	37.3	4,674
Research and development	24,163	10.4	24,744	10.1	(581)
Selling, general and administrative	58,832	25.4	57,888	23.6	944
Restructuring charges	—	—	4,434	1.8	(4,434)

Income from continuing operations	$13,035	5.7%	$4,290	1.8%	$8,745

Net revenue
      Net revenue for 2003 decreased $13.5 million or 5.5% compared to 2002. Net revenues for 2002 included the attainment of a performance milestone under our Brazilian Health Ministry contract resulting in revenue of $8.6 million during 2002, versus $1.4 million in revenue recognized under the same contract in 2003. Performance milestones under this contract were substantially less than the milestones achieved in 2002, as we had entered the maintenance phase of this contract. In addition, as mentioned above, during 2003 we transacted the sale of terminals that we had previously leased to a third party to derive rental income under an operating lease. The sale of these terminals was accounted for under a sales-type lease arrangement and contributed $2.4 million in revenues. Exclusive of the revenues for the Brazilian Health Ministry contract in both years and the revenues under the sales-type lease arrangement in 2003, net revenues declined during the year ended December 31, 2003 by $8.7 million compared to 2002. This decline is principally due to a decline in Network Systems revenues associated with one of its largest contracts. Revenues under this contract in 2003 were essentially limited to software maintenance, while 2002 included both hardware deliveries and software maintenance. The decrease in product and other revenues was partially offset by an increase in services revenues, primarily due to the addition of a new service business in Mexico that began operations during 2002.

Costs of revenue and gross profit
      Our cost of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. Cost of revenue as a percent of total net revenue was 58.5% in 2003 compared with 62.7% in 2002. Gross profit as a percent of total net revenue for 2003 was 41.5% compared to 37.3% in 2002.
      Both the change in cost of revenue and the gross profit were affected by various events in both 2003 and 2002. As discussed previously, 2003 included $1.4 million in revenue from the Brazilian Health Ministry contract versus $8.6 million recognized in 2002. This contract carried a fully absorbed operating margin estimated at 9.1% thus impacting the overall gross profit percentage as revenues were inconsistent between periods. Furthermore, our 2003 gross profit benefited from the sale of fully depreciated terminals we had previously leased to a third party, contributing $2.4 million to our gross profit in 2003.
      Additionally, cost of product and other revenues for 2002 includes the effects of restructuring charges in the amount of $2.0 million relative to our restructuring activity discussed further below. In connection with our restructuring, we transitioned our manufacturing operations in Brazil to a contract manufacturer. During this transition period certain sales in the Brazilian market were supplied from our factory in China for which importation and taxes reduced our gross profit by approximately $0.8 million in 2002. We also wrote down inventory and incurred other incremental charges relative to assessments of net realizable value amounting to $0.7 million during the third quarter of 2002.
      Exclusive of the Brazilian Health Ministry revenues and related cost of revenues, the sale of fully depreciated terminals in 2003 and the restructuring and other charges incurred during 2002, gross profit as a percentage of revenue for the year ended December 31, 2003 and 2002 would be 41.1% and 39.8%, respectively. The increase in 2003 is a result of our continued manufacturing and product cost reductions and improved pricing in certain service operations.
      The services gross profit percentage was 25.6% in 2003 compared to 12.2% in 2002. The 2002 services gross profit includes a net gross loss of $1.3 million associated with the start-up of our service business in Mexico.

Research and development
      Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for 2003 decreased $0.6 million or 2.3%. The spending in research and development was flat year over year due to our continued focus on a cost efficient approach to research and development. During 2003 development initiatives were primarily focused on reducing the component costs of existing product and developing select new products having a commercially feasible market demand.

Selling, general and administrative
      Selling, general and administrative expenses consist of sales and marketing expenses, administrative personnel costs, facilities operations and other corporate overhead. These expenses increased $0.9 million or 1.6% to $58.8 million for 2003 compared to $57.9 million in 2002. The slight increase principally represents certain additions to our direct sales activities as we identify new markets and promote new product offerings.

Restructuring charges
      In September 2002, we committed to a plan to improve profits in our POS and Network Systems segment. The plan entailed downsizing and outsourcing certain operations and streamlining product offerings, changing to a distributor sales model versus a direct sales model in certain international locations, prioritizing and rationalizing research and development expenditures and disposing of certain unprofitable operations. The profit improvement plan encompassed both restructuring activities to be accounted and reported under SFAS 146, as well as discontinued operations to be accounted and reported under SFAS 144. See Note 10 to the Consolidated Financial Statements.

      The restructuring charges encompassed write downs of fixed assets and inventory, one-time termination benefits and other miscellaneous accruals incurred in connection with our profit improvement plan. The following table sets the amount incurred during the year ended December 31, 2002 (in thousands):

2002 Incurred

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

      There were no restructuring charges incurred in 2003.

Interest expense and foreign currency
      We incurred $2.5 million in interest expense for the year ended December 31, 2003 compared to $4.2 million in 2002. Interest expense for 2003 consisted principally of interest expense on long-term borrowings and amortization of deferred financing charges. Interest expense for 2002 included essentially the same elements as 2003 plus additional interest incurred on two term loans with principal balances totaling $18.6 million and a $3.1 million note from a former director and former stockholder outstanding during the first quarter of 2002. The term loans and note were paid off in March 2002 with proceeds we received from a private placement of common stock.
      Foreign currency losses totaling $2.8 million for the year ended December 31, 2003 were largely attributable to forward contract hedge premiums and local transaction losses in our Swedish subsidiary. Foreign currency losses for the year ended December 31, 2002 of $6.1 million related to the devaluation of the Brazilian real and Argentinean peso partially offset by gains in the British pound. The reduced loss is a result of a hedging program we implemented during 2002 to mitigate foreign currency exposures.

Loss on early extinguishment of debt
      During 2002 we repaid two term loans with principal balances of $15.3 million and $3.3 million, respectively, under our credit facility, $3.1 million in outstanding loans from a director and principal stockholder and reduced the outstanding borrowings under our $25 million revolving credit facility. In connection with the early retirement of the term loans, we recorded a loss on retirement of debt of $2.6 million during the first quarter of 2002 principally resulting from the write-off of unamortized debt issuance costs and a loan discount associated with our term loans.

Income tax expense
      Income tax expense before discontinued operations and cumulative effect of change in accounting principle for federal, state and foreign taxes was $4.1 million for the year ended December 31, 2003 and $16.5 million for the year ended December 31, 2002. The income tax provision for 2003 was comprised of income taxes associated with our profitable foreign locations.
      During the third quarter of 2002, we recorded a full valuation allowance on our then remaining unreserved deferred tax asset balance of approximately $20.0 million. We further increased our valuation allowance in 2002 for net increases in deferred tax assets related to expense charges that were not deductible or recoverable. The increase in the valuation allowance was based on the weight of all available evidence, principally influenced by the continued U.S. derived losses in the third quarter of 2002 as well as cumulative U.S. derived losses in recent years. The U.S. derived losses in the third quarter of 2002 and cumulatively over recent years together with an uncertain economic outlook for the U.S., were deemed to be significant negative evidence. As a result, we determined we did not meet the “more likely than not” recoverability criteria in SFAS 109, requiring positive evidence of sufficient quality and quantity to overcome the negative evidence in order to support a conclusion that a valuation allowance is not needed. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. There were no remaining unreserved balances of deferred tax assets reported on the balance sheet at December 31, 2002.
      In addition to deferred tax expenses, which principally relate to our valuation allowance increases, the income tax provision for the year ended December 31, 2002 was comprised of income tax expenses from foreign locations with taxable income and a current tax benefit for certain U.S. losses in which we filed a claim for refund. As a result of this combination of occurrences, the effective tax rate in 2002 was not meaningful.
      There was no income tax expense recorded in discontinued operations during 2003, as the income tax was offset by the reversal of valuation allowances previously placed against deferred tax assets allocated to discontinued operations during 2002. Income tax expense recorded in discontinued operations for 2002 was $4.0 million, and was principally attributable to the valuation allowance placed against Golden Eagle Leasing’s deferred tax assets.

Liquidity and Capital Resources
      We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit and/or other debt facilities. During 2004 our primary source of cash was cash generated by our operations as well as cash received from the issuance of employee stock options and warrants. We had no borrowings under our revolving line of credit during 2004.

Cash flows from continuing operations
      Cash provided by operating activities is net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities declined from $23.5 million for 2003 to $14.1 million for 2004. The decline is principally attributable to changes in our operating assets and liabilities partially offset by increased cash basis income. Cash basis income consists of net income (loss) adjusted for the add-back of all non-cash charges. Changes in our operating assets and liabilities consist of the following (dollars in thousands).

	Year Ended December 31,

	2004	2003	Change

Accounts receivable	$(8,059)	$(2,213)	$(5,846)
Net investment in sales-type leases	2,554	(6,446)	9,000
Inventories	(11,170)	1,243	(12,413)
Income tax receivable	—	9,118	(9,118)
Accounts payable	4,712	1,587	3,125
Other	3,064	2,612	452

Changes in operating assets and liabilities	$(8,899)	$5,901	$(14,800)

      Most notably, cash flows from operations for the year ended December 31, 2003 was impacted by the receipt of a $9.1 million income tax refund related to a U.S. net operating loss carryback claim. We received no similar cash refund during 2004.
      Changes in accounts receivable, inventories, and accounts payable are directly related to our 2004 fourth quarter revenues in which we experienced a 25.7% increase when compared to the same quarter a year ago.

The increase in inventories is principally due to the procurement of raw materials needed to manufacture our new 32-bit products that we began shipping in the third and fourth quarters of 2004. The new products required components that had significant lead times and, given our high fourth quarter sales, required us to purchase quantities that would be sufficient to meet our forecasted demands. The increase in accounts payable is directly related to outstanding balances owed to vendors from which we procured raw materials. The increase in accounts receivable relates to shipments to customers in late November and December 2004 for which we had not received payment. Payment terms for most of our customers are generally between 30 and 60 days.
      Our net investment in sales-type leases favorably impacted cash flows from operations during 2004. The decline in the portfolio is the result of an increase in resources resulting in improved collections during the year and a decline in the lease base attributable to leases maturing more rapidly than new leases were originated.

Cash flows from investing activities
      Investing cash flows consist principally of capital expenditures and the investment of excess cash generated by our operations and from the sale of our discontinued operations. Cash used in investing activities was $64.0 million in 2004 compared to cash provided by investing activities of $9.2 million in 2003. The change is primarily related to our investment of excess cash and cash equivalents in marketable securities. During 2004, our net investment in marketable securities was $52.3 million compared to $17.4 million in 2003. Additionally, we generated $32.5 million of cash proceeds from the sale of discontinued operations in 2003. Cash used to purchase other assets during 2004 relates to cash paid under a loyalty agreement for future business related to our UK leasing operation. Capital expenditures for property, plant and equipment increased $2.2 million from $4.3 million in 2003 to $6.5 million in 2004. During 2004 and 2003, capital expenditures were principally for upgrades to computer software and hardware and equipment purchases. We intend to spend approximately $7.0 million to $8.0 million over the next twelve months for capital expenditures related to leasehold improvements and production equipment due to the expansion of our manufacturing facility in China, and for upgrades of computer software and hardware.

Cash flows from financing activities
      Financing cash flows consist principally of the issuance of common stock, repayment of long-term debt, and cash received from notes receivable from two former stockholders. During 2004, cash provided by financing activities increased $5.3 million principally due to proceeds from stock options and warrant exercises. Additionally, during March 2004, we received $1.1 million in cash from two former principal stockholders to repay notes that came due. Cash used to repay long-term debt declined $1.4 million from 2003 and is attributable to our overall lower debt balances.

Projected liquidity and capital resources
      At December 31, 2004, working capital and cash and cash equivalents were $159.8 million and $23.4 million, respectively, compared to $155.0 million and $65.4 million at December 31, 2003, respectively. Current marketable securities increased $52.6 million from $17.4 million at December 31, 2003 to $70.0 million at December 31, 2004. We believe that these cash reserves and marketable securities combined with our positive operating cash flow will be sufficient to fund our projected liquidity and capital resource requirements through 2005. Additionally, we are actively pursuing opportunities to monetize our existing lease portfolio which, if successful, would substantially increase our cash reserves. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

Contractual Obligations
      The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(Dollars in Thousands)
Long-term debt	$9,591	$1,100	$8,491	$—	$—
Capital lease obligations	86	50	36	—	—
Operating leases	6,440	1,980	2,324	1,407	729
Covenant not to compete	265	265	—	—	—
Minimum purchase obligations(1)	19,225	19,225	—	—	—
Other long-term liabilities	3,284	70	140	2,171	903

Total	$38,891	$22,690	$10,991	$3,578	$1,632

(1)	Minimum purchase obligations include all outstanding obligations to purchase goods or services at December 31, 2004 including agreements that are cancelable without penalty and agreements which are enforceable and legally binding. We estimate that approximately 17% or less of the outstanding purchase obligations at December 31, 2004 are non-cancelable due to the customized nature of the order.

Private Placement of Common Stock
      On March 22, 2002, we completed the issuance and sale of 7,870,000 shares of our common stock, par value $0.001 per share (the Shares), at a price of $5.00 per Share. The Shares were sold in a private offering transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002.
      The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans with principal balances of $15.3 million and $3.3 million, respectively, under our credit facility, $3.1 million in outstanding loans from a director and principal stockholder and to reduce the outstanding borrowings under our $25 million revolving credit facility. The remaining proceeds were used for general corporate purposes.
      In connection with the early retirement of the term loans, we recorded a loss on early extinguishment of debt of $2.6 million during the first quarter of 2002. See Note 9 to the Consolidated Financial Statements.

Debt Amendments
      Effective December 31, 2003, we amended our Senior Secured Credit Facility with Foothill Bank (Foothill Senior Secured Credit Facility) to a fully cash secured arrangement in an effort to reduce costs and to further match our current liquidity needs. Under the terms of the amended and restated agreement, we were required to maintain a $25 million unrestricted cash balance and were limited on the amount of certain additional debt we could incur. Any borrowings under the revolving line of credit must be fully secured by an equal amount of cash. All other financial covenants and most of the restrictions under the former agreement were removed. The available credit on the revolving line of credit, which was previously reduced to $15 million during March 2003, was further reduced to $10 million under the amended and restated Foothill Senior Secured Credit Agreement. The interest rate was reduced from the greater of 8% or prime plus 2%, to the greater of 4% or prime plus 1%. We had no advances on the revolving line of credit during 2004 and no outstanding balance under the Foothill Senior Secured Credit Facility at December 31, 2004 and 2003.
      On January 31, 2005, we entered into a Credit Agreement with Wells Fargo Bank, N.A. (Wells Fargo) (the Credit Agreement), pursuant to which we will have access to a $10 million line of credit. The Credit Agreement replaces our $10 million Foothill Senior Secured Facility. Borrowings under the Credit Agreement will be fully collateralized by short-term securities held in our accounts with Wells Fargo and will bear interest at a rate set forth in each promissory note issued at the time of the advance. The Credit Agreement contains customary default provisions and will expire in July 2006. At December 31, 2004, the Company had a $0.4 million letter of credit outstanding with Wells Fargo Bank in support of a materials vendor.

Stock Repurchase
      In June 1998, the Board of Directors authorized the repurchase, at management’s discretion, of up to 1,000,000 shares of our common stock in the open market or in privately negotiated transactions. In August 2003, our Board of Directors authorized the repurchase of an additional $10 million in common stock to maximize shareholder value. During 2003, we purchased 60,000 shares of our common stock for $0.3 million. The repurchased shares were recorded as treasury stock and resulted in a reduction in stockholder’s equity. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. There were no repurchases during 2004.

Off-Balance Sheet Arrangements
      As of December 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised.

Backlog
      We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. As of December 31, 2004, our backlog was $35.4 million, compared to $57.0 million at December 31, 2003. The decrease in backlog is principally related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.
      In recent years, customers have shown a reluctance to enter into long-term firm commitments that we would include in backlog. Our backlog is predominately related to contracts with North American customers who comprise 67% and 80%, of the total backlog at December 31, 2004 and 2003, respectively. We have seen a change in order patterns, such that most sales contracts are now signed and fulfilled within the same quarter. Accordingly, we do not believe that our current backlog is indicative of our near-term sales.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment, which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(Revised) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(Revised) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted. We plan to adopt SFAS 123(Revised) on July 1, 2005 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to July 1, 2005, will be expensed over the stock option vesting period based on the fair value at the grant date of the option. Although we are still evaluating certain requirements of SFAS 123(Revised), we intend to continue using the Black-Scholes option valuation model for previously granted options. We estimate that the impact of adoption in 2005 will be an additional expense of approximately $0.4 million after tax for employee stock options granted prior to December 31, 2004. We also have an Employee Stock Purchase Plan (ESPP) that provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123(Revised), the discount and option provisions under the ESPP are considered compensatory. We believe the incremental compensation cost required by SFAS 123(Revised) for the ESPP will not be material to our operating results.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS No. 151. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this standard in fiscal 2006. We have not yet determined the impact, if any, this Statement will have on our financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.
      FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2), provides guidance under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS109. We do not plan to repatriate cash under the Jobs Act given our current net operating loss position. Accordingly, we do not believe that FSP No. 109-2 will have a material impact on our financial position, results of operations or cash flows.
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF No. 03-1). EITF 03-1’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be impaired temporarily. In September 2004, the FASB issued FSP EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the accounting provisions of EITF 03-1.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
      At December 31, 2004, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
      Our investment portfolio, consisting of fixed income securities, was $70.0 million as of December 31, 2004. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2004, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
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

      A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At December 31, 2004, we had foreign currency forward contracts outstanding in the amount of $31.1 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments which are recorded in earnings as foreign currency gains or losses.
      We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — International operations pose additional challenges and risks that if not managed could adversely affect our financial results” elsewhere in this Report.
      At present, we have $8.8 million in debt obligations and there are no borrowings under our line of credit facility at December 31, 2004. As such, our interest rate risk is limited with respect to existing debt.
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

Evaluation of Disclosure Controls and Procedures.
      Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting (as described below in Management’s Report on Internal Control over Financial Reporting), our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded accurately, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting.
      We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control — Integrated Framework.

      Based on this evaluation and the material weaknesses described below, our management concluded that, as of December 31, 2004, our internal control over financial reporting is not effective.
      The first material weakness was identified as a result of insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases. As a result of this material weakness in internal control, management concluded that our previously reported quarterly revenues and operating profits had been overstated and that previously issued financial statements for each of the first three quarters of 2004 should be restated.
      The second material weakness was identified as a result of the year-end financial statement close procedures whereby we and our independent registered public accounting firm identified a number of adjustments. We have concluded that controls related to our analysis, evaluation, and review of the Company’s 2004 financial information gave rise to these adjustments and resulted in a material weakness. The specific control deficiencies consisted of:

•	an inappropriate level of review of certain significant financial statement accounts requiring a higher degree of judgment and estimates;

•	insufficient analysis, documentation, review, and oversight of the financial statements of certain foreign subsidiaries during consolidation; and

•	insufficient staffing of the accounting and financial reporting function.
      In aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner. The foregoing material weakness resulted in adjustments to certain accounts in the Company’s 2004 financial statements, including net investment in sales-type leases, fixed assets, other current and long-term assets, accrued liabilities, revenues, cost of sales and other operating expenses.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP (E&Y), an independent registered public accounting firm, who also audited our consolidated financial statements. E&Y’s attestation report on management’s assessment of our internal control over financial reporting is contained below.

Remediation Plan
      We are implementing remedial measures in response to the material weaknesses and significant deficiencies identified through our internal controls evaluation. These remedial measures include additional personnel, organizational changes to improve supervision, and increased training for finance and accounting personnel. We are in the process of determining when we will be able to fully remediate and presently anticipate that we will report in our quarterly report on Form 10-Q for the first quarter of 2005 that a material weakness in internal control over financial reporting continues to exist.

Changes in Internal Control over Financial Reporting.
      Except as noted above, there was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

Item 9C.	Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Hypercom Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hypercom Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of: (i) the Company’s insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases; and (ii) the insufficient controls surrounding management’s analysis, evaluation and review of financial information at December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004: (i) The Company had insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases. As a result of this material weakness in internal control, Hypercom Corporation concluded the Company’s previously reported quarterly revenues and operating profits had been overstated and that previously issued financial statements for each of the first three quarters of 2004 should be restated; and (ii) the Company had insufficient controls related to management’s analysis, evaluation and review of the

Company’s 2004 financial information. The control deficiencies consisted of an inappropriate level of review of certain financial statement accounts requiring a higher degree of judgment and estimates; insufficient analysis, documentation, review and oversight of the financial statements of certain foreign subsidiaries during consolidation; and insufficient staffing of the accounting and financial reporting function. This material weakness resulted in adjustments to certain accounts in the Company’s 2004 financial statements, including net investment in sales-type leases, fixed assets, other current and long-term assets, accrued liabilities, revenues, costs of sales and other operating expenses that were identified from the audit process. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005 on those consolidated financial statements.
      In our opinion, management’s assessment that Hypercom Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Hypercom Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.
Phoenix, Arizona
March 11, 2005
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the our 2005 Proxy Statement is incorporated herein by reference. See Part I of this Report for information regarding our executive officers.
      We have adopted a Code of Ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at http://ir.hypercom.com/downloads/ Code of Ethics.pdf. In the event that we amend or waive any of the provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on our website at www.hypercom.com.
      We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our annual report on Form 10-K for the fiscal year ended December 31, 2004. After our 2005 Annual Meeting of Stockholders, we intend to file with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A. 12. Last year, we filed this CEO certification with the NYSE in June 2004.

Item 11.	Executive Compensation
      The information set forth in our 2005 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation” and “Stock Price Performance Graph” in our 2005 Proxy Statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth in our 2005 Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information set forth in our 2005 Proxy Statement under the caption “Certain Transactions and Relationships” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth in our 2005 Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      a. The following documents are filed as part of this Report:

(1) Audited Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

(All other financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements)
      b. We filed the following Form 8-K Reports during the fourth quarter of 2004:

1) Form 8-K dated October 7, 2004, announcing certain expected financial results for the quarter ended September 30, 2004.

2) Form 8-K dated October 29, 2004, announcing our results of operations for the quarter ended September 30, 2004.

3) Form 8-K dated November 2, 2004, announcing the election of Phillip J. Riese to our Board of Directors.

4) Form 8-K dated December 20, 2004, announcing certain expected financial results for the quarter and year ended December 31, 2004.
      c. The Exhibit Index and required Exhibits are included following the Financial Statement Schedule.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERCOM CORPORATION

By	/s/ C.S. Alexander

Christopher S. Alexander
Chairman of the Board,
Chief Executive Officer and President
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature	Title

(1) Principal Executive, Financial and Accounting Officers

/s/ C.S. Alexander Christopher S. Alexander	Chairman of the Board, Chief Executive Officer and President

/s/ John W. Smolak John W. Smolak	Executive Vice President, Chief Financial and Administrative Officer

(2) Directors

* Daniel D. Diethelm	Director

* William Keiper	Director

* Phillip J. Riese	Director

* Norman Stout	Director
      Christopher S. Alexander, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 16th day of March, 2005, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Report.

*By:	/s/ C.S. Alexander Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Hypercom Corporation
      We have audited the accompanying consolidated balance sheets of Hypercom Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hypercom Corporation and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 11, 2005

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,445	$65,415
Marketable securities	69,962	17,400
Accounts receivable, net of allowance for doubtful accounts of $2,390 and $993 at December 31, 2004 and 2003, respectively	59,776	55,252
Current portion of net investment in sales-type leases	9,441	8,783
Inventories	44,455	42,262
Prepaid expenses and other current assets	12,955	15,071
Long-lived assets held for sale	—	852

Total current assets	220,034	205,035
Property, plant and equipment, net	29,920	28,217
Net investment in sales-type leases	17,668	20,236
Intangible assets, net	4,475	3,731
Other long-term assets	5,163	8,651

Total assets	$277,260	$265,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,817	$21,733
Accrued payroll and related expenses	8,679	8,267
Accrued sales and other taxes	8,792	8,332
Accrued liabilities	8,308	7,534
Deferred revenue	2,768	1,373
Income taxes payable	3,411	1,690
Current portion of long-term debt	470	1,058

Total current liabilities	60,245	49,987
Long-term debt	8,359	8,799
Other non-current liabilities	3,284	2,787

Total liabilities	71,888	61,573
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,254,935 and 49,930,803 shares outstanding at December 31, 2004 and December 31, 2003, respectively	52	50
Additional paid-in capital	228,567	219,983
Receivables from stockholders	—	(1,056)
Accumulated deficit	(19,969)	(11,307)
Unearned deferred compensation	(505)	(600)
Treasury stock, 290,211 shares (at cost)	(2,773)	(2,773)

Total stockholders’ equity	205,372	204,297

Total liabilities and stockholders’ equity	$277,260	$265,870

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands, except share data)
Net revenue:
Product and other	$228,109	$208,929	$223,658
Services	27,046	22,585	21,307

Total net revenue	255,155	231,514	244,965

Costs of revenue:
Product and other	131,033	118,676	134,893
Services	20,721	16,808	18,716
Write-off of deferred contract costs	11,305	—	—

Total costs of revenue	163,059	135,484	153,609

Gross profit	92,096	96,030	91,356
Operating expenses:
Research and development	27,188	24,163	24,744
Selling, general and administrative	66,313	58,832	57,888
Restructuring charges	—	—	4,434

Total operating expenses	93,501	82,995	87,066

Income (loss) from continuing operations	(1,405)	13,035	4,290
Interest income	1,198	382	253
Interest expense	(1,412)	(2,474)	(4,207)
Foreign currency loss	(3,223)	(2,751)	(6,062)
Loss on early extinguishment of debt	—	—	(2,618)
Other income (expense)	13	(113)	295

Income (loss) before income taxes, discontinued operations, and cumulative effect of change in accounting principle	(4,829)	8,079	(8,049)
Provision for income taxes	(3,833)	(4,114)	(16,453)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	(8,662)	3,965	(24,502)
Income (loss) from discontinued operations, net of related tax expense of $3,950 for the year ended December 31, 2002	—	7,233	(14,816)
Cumulative effect of change in accounting principle	—	—	(21,766)

Net income (loss)	$(8,662)	$11,198	$(61,084)

Basic income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.17)	$0.08	$(0.53)
Income (loss) from discontinued operations	—	0.15	(0.32)
Cumulative effect of change in accounting principle	—	—	(0.47)

Basic income (loss) per share	$(0.17)	$0.23	$(1.32)

Diluted income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.17)	$0.08	$(0.53)
Income (loss) from discontinued operations	—	0.14	(0.32)
Cumulative effect of change in accounting principle	—	—	(0.47)

Diluted income (loss) per share	$(0.17)	$0.22	$(1.32)

Weighted average basic shares:	51,251,975	49,145,980	46,141,894

Weighted average diluted shares:	51,251,975	50,350,849	46,141,894

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Receivables	Accumulated	Unearned		Total
			Paid-In	from	(Deficit)	Deferred	Treasury	Stockholders’
	Shares	Balance	Capital	Stockholders	Earnings	Compensation	Stock	Equity

	(Amounts in thousands, except share data)
Balance as of December 31, 2001	39,795,554	$40	$175,607	$(1,498)	$38,579	$—	$(2,502)	$210,226
Issuance of common stock	8,218,796	8	38,380	—	—	—	—	38,388
Decrease in stockholders’ receivable	—	—	—	442	—	—	—	442
Net loss	—	—	—	—	(61,084)	—	—	(61,084)

Balance as of December 31, 2002	48,014,350	48	213,987	(1,056)	(22,505)	—	(2,502)	187,972
Issuance of common stock	1,852,351	2	5,396	—	—	—	—	5,398
Purchase of treasury stock	(60,122)	—	—	—	—	—	(271)	(271)
Issuance of stock under stock award plan	124,224	—	600	—	—	(600)	—	—
Net income	—	—	—	—	11,198	—	—	11,198

Balance as of December 31, 2003	49,930,803	50	219,983	(1,056)	(11,307)	(600)	(2,773)	204,297
Issuance of common stock	2,274,482	2	8,274	—	—	—	—	8,276
Issuance of stock under stock award plan	60,000	—	360	—	—	(360)	—	—
Cancelation of stock under stock award plan	(10,350)	—	(50)	—	—	50	—	—
Recognition of deferred compensation	—	—	—	—	—	405		405
Decrease in stockholders’ receivable	—	—	—	1,056	—	—	—	1,056
Net loss	—	—	—	—	(8,662)	—	—	(8,662)

Balance as of December 31, 2004	52,254,935	$52	$228,567	$—	$(19,969)	$(505)	$(2,773)	$205,372

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(8,662)	$3,965	$(46,268)
Adjustments to reconcile net income (loss) from continuing operations to cash provided by operating activities:
Amortization of deferred financing costs	529	869	1,165
Depreciation/amortization	9,244	8,883	10,528
Bad debt expense	1,915	1,972	538
Provision for losses on sales-type leases	203	705	691
Write-down of excess and obsolete inventory	8,320	4,668	5,957
Foreign currency (gains) losses	(1,568)	(3,423)	5,225
Write-off of deferred contract costs	11,305	—	—
Non-cash stock compensation	405	—	—
Non-cash write-off of marketing rights intangible asset	698	—	—
Deferred income taxes	—	—	22,356
Cumulative effect of change in accounting principle	—	—	21,766
Loss on early extinguishment of debt	—	—	2,618
Non-cash restructuring charges	—	—	3,572
Other non-cash	594	—	485
Changes in operating assets and liabilities, net	(8,899)	5,901	(15,980)

Net cash provided by operating activities	14,084	23,540	12,653
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net of purchase price adjustments	—	32,512	—
Purchase of property, plant and equipment	(6,549)	(4,319)	(6,017)
Acquisition of other assets	(2,173)	(38)	(2,436)
Software development costs capitalized	(2,953)	(1,552)	(368)
Purchase of marketable securities	(90,239)	(76,696)	—
Proceeds from the sale or maturity of marketable securities	37,900	59,323	—
Payments received on notes receivable	—	—	349

Net cash (used in) provided by investing activities	(64,014)	9,230	(8,472)
Cash flows from financing activities:
Borrowings on revolving line of credit	—	—	153,864
Repayments on revolving line of credit	—	—	(160,754)
Repayment of bank notes payable and other debt instruments	(995)	(2,415)	(23,797)
Advances from/(to) discontinued operations	—	294	(2,872)
Repayment of advances to stockholders	1,056	—	321
Proceeds from issuance of common stock	8,276	5,398	37,555
Purchase of treasury stock	—	(271)	—

Net cash provided by financing activities	8,337	3,006	4,317
Effect of exchange rate changes on cash	407	728	(504)

Net (decrease) increase in cash flow from continuing operations	(41,186)	36,504	7,994
Net (decrease) increase in cash flow from discontinued operations	(784)	5,842	1,673
Cash and cash equivalents, beginning of year	65,415	23,069	13,402

Cash and cash equivalents, end of year	$23,445	$65,415	$23,069

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Description of Business
      Hypercom Corporation (Hypercom) is a single-source global provider of end-to-end electronic payment solutions, including card payment terminals, peripherals, network products, software and e-commerce payment solutions that add value at the point-of-sale (POS) for consumers, merchants and acquirers.
      The U.S. operations, headquartered in Phoenix, Arizona, primarily consist of product development, manufacturing, sales and marketing, distribution and customer service. The European operations consist of product distribution through the Company’s sales and support offices located in the United Kingdom, Latvia, Russia, Sweden, and Hungary. Latin American operations engage primarily in product distribution through Hypercom’s subsidiaries in Miami, Brazil, Mexico, and Chile. Additionally third party manufacturing operations exist in Brazil, Sweden and the U.S. Hypercom’s primary manufacturing is performed in China and is coordinated by the Hong Kong office. The Asia/ Pacific operations are also engaged in product development and product distribution through the Hypercom’s subsidiaries or business units in Singapore, Hong Kong and Australia.
      During 2003, Hypercom disposed of Golden Eagle Leasing, which comprised its entire direct-finance leasing segment (Notes 5 and 10).

2.	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements are comprised of the accounts of Hypercom and all subsidiaries in which a controlling interest is held (collectively the “Company”). The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All significant inter-company balances and transactions have been eliminated.

Reclassification and Restatement
      Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.
      During the fourth quarter of 2004, the Company determined that certain leases originated during the first three quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the first three quarters have been restated to properly account for the leases as operating leases (Note 19).

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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Marketable Securities
      Management determines the appropriate classification of its investments in tradable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in a separate component of stockholders’ equity, if material. Cost is determined based on specific identification. Gains and losses on securities sold are determined based on the specific identification method and are included in other income. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year. Marketable securities classified as available for sale are included in current assets.

Fair Value of Financial Instruments
      The Company values financial instruments as required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of marketable securities and long-term marketable securities is determined based on quoted market prices, which approximate fair value. The fair value of sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Derivative Financial Instruments
      The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise from the Company’s core business activities.
      Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of our net investment in foreign operations. The primary objective of our hedging strategy is to protect our net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. During 2004 and 2003, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the United Kingdom, Chile, Australia and Sweden. The U.S. dollar amount of the contracts at December 31, 2004 and 2003 was approximately $31.1 million and $34.4 million, respectively, and the total payable recorded under the contracts was approximately $1.2 million and $1.3 million, respectively, and is reflected in accrued liabilities.
      The Company has one derivative financial instrument to manage interest rate risk in the form of an interest rate swap. The fair value of this instrument is not material to the Company’s financial position.

Accounts Receivable
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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      An allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables.

Sales-Type Leases
      Certain sales of product are made under a capital lease arrangement, recorded as a sales-type lease in accordance with SFAS No. 13, Accounting for Leases, as amended. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of net revenues in 2004, 2003 or 2002.
      In addition, as part of the initial recording of our sales-type leases, the estimated unguaranteed residual value of the equipment is recorded. The residual value is based on industry standards and the Company’s actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.

Inventories
      Inventories are stated at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis. Reserves for estimated excess and/or obsolete inventory are recorded on a product or part level basis based upon future demand and historical usage and establish a new cost basis for the respective item.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	25-50 years
Computer equipment and software	3-5 years
Machinery and equipment	2-10 years
Equipment leased to customers	1-5 years
Furniture and fixtures	3-10 years

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Leasehold improvements are amortized over the life of the lease or the life of the asset, whichever is shorter.

Goodwill and Intangibles
      In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the standards effective January 1, 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $21.8 million as of that date (Note 8).
      The Company’s intangible assets consist of capitalized software and unpatented technology. Except for capitalized software, which is discussed below, the Company’s intangible assets are amortized on a straight-line basis over their useful life over periods ranging from 3 to 5 years.
      SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Accordingly, certain development costs incurred between the establishment of technological feasibility and when the product is available for general release to customers have been capitalized. The amounts capitalized in the years ended December 31, 2004, 2003, and 2002, were approximately $3.0 million, $1.6 million, and $0.4 million, respectively. Once the product is available for general use, the Company amortizes capitalized software development costs on a straight-line basis over the estimated life of the product to which the costs relate.
      The Company assesses the recoverability of intangible assets based on certain assumptions regarding estimated future cash flows. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges.

Impairment of Long-Lived Assets
      The Company evaluates its long-lived assets used in operations for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment losses would be recorded when the undiscounted cash flows to be generated by that asset are less than the carrying amounts of the asset (Note 10).

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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Revenue Recognition
      The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 and No. 104, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.
      The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. The Company generally recognizes services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The cost of units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

Contract Accounting
      The Company recognizes revenues and an estimated gross profit upon the attainment of scheduled performance milestones under the percentage-of-completion method. The Company follows this method since contracts contain well-defined performance milestones and the Company can make reasonably dependable estimates of the costs applicable to various stages of the contract. During 2004, the final maintenance phase of our only long-term contract expired. We recorded an $11.3 million charge in 2004 to write-off all deferred contract costs previously recorded on this contract (Note 11).
      Revenues subject to contract accounting have been less than 10% of total revenues for each of the fiscal years 2002, 2003 and 2004.

Shipping and Handling Costs
      Shipping and handling costs are expensed as incurred and included in costs of revenue.

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

Advertising Costs
      Advertising costs are expensed as incurred and totaled approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation
      SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25,

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
Accounting for Stock issued to Employees (APB 25) and related interpretations, provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS 123, had been applied.
      The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations, and as a result, no compensation expense is recognized for stock options granted at 100% of the market value of the Company’s stock at the date of grant. The following table represents the effect on net income (loss) and income (loss) per share if the Company had applied the fair value method and recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except per share data and weighted average shares):

	Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$(8,662)	$11,198	$(61,084)
Add: Stock-based employee compensation expense included in reported net income (loss)	405	—	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all	(2,407)	(3,969)	(8,539)

Pro forma net income (loss)	$(10,664)	$7,229	$(69,623)

Net income (loss) per share:
Basic, as reported	$(0.17)	$0.23	$(1.32)
Basic, pro forma	$(0.21)	$0.15	$(1.51)
Diluted, as reported	$(0.17)	$0.22	$(1.32)
Diluted, pro forma	$(0.21)	$0.14	$(1.51)
Weighted average shares used in pro forma computation:
Basic	51,251,975	49,145,980	46,141,894
Diluted	51,251,975	50,350,849	46,141,894
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions:

	2004	2003	2002

Weighted average risk free interest rate	3.3%	2.7%	3.8%
Expected life of the options (in years)	5	5	5
Expected stock price volatility	84%	87%	87%
Expected dividend yield	—	—	—
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted in the years ended December 31, 2004, 2003 and 2002 was $5.16, $2.05, and $4.46, respectively.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      As required, the pro forma disclosures above include options granted since January 1, 1995. For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense primarily over the vesting period using the accelerated expense attribution method under FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans. See Note 14 for further discussion of the Company’s stock-based employee compensation.

Foreign Currency
      All of the Company’s foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from remeasurement are included in current earnings. Monetary assets and liabilities denominated in local currency are remeasured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2004, 2003, and 2002 the Company recorded net gains (losses) on re-measurement of approximately $1.5 million, $4.4 million, and ($4.9) million, respectively. For the same periods, the Company recorded net losses on transactions denominated in foreign currencies of approximately $4.7 million, $7.2 million, and $1.2 million, respectively. These amounts are included in the results of operations.

Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 12 regarding a full valuation reserve against deferred tax assets.
      The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Operating Segments
      The accounting policies of the reportable segments are the same as those used for the consolidated entity. Performance is evaluated based on profit or loss from operations. Inter-segment sales and transfers are accounted for based on defined transfer prices. As a result of the sale of Golden Eagle Leasing effective October 1, 2003 (Note 10), which comprised the Company’s entire Direct-Finance Leasing segment, the Company’s continuing operations consist solely of one segment: Point-of-Sale (POS)/ Network Systems.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Income (Loss) Per Share
      The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts and weighted average shares):

	Year Ended December 31,

	2004	2003	2002

NUMERATOR:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(8,662)	$3,965	$(24,502)
Income (loss) from discontinued operations	—	7,233	(14,816)
Cumulative effect of change in accounting principle	—	—	(21,766)

Net income (loss)	$(8,662)	$11,198	$(61,084)

DENOMINATOR:
Denominator for basic income (loss) per share — weighted average common shares outstanding	51,251,975	49,145,980	46,141,894
Effect of dilutive securities:
Common stock options and warrants	—	1,204,869	—

Denominator for diluted income (loss) per share	51,251,975	50,350,849	46,141,894

INCOME (LOSS) PER SHARE:
Basic:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.17)	$0.08	$(0.53)
Income (loss) from discontinued operations	—	0.15	(0.32)
Cumulative effect of change in accounting principle	—	—	(0.47)

Basic income (loss) per share	$(0.17)	$0.23	$(1.32)

Diluted:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.17)	$0.08	$(0.53)
Income (loss) from discontinued operations	—	0.14	(0.32)
Cumulative effect of change in accounting principle	—	—	(0.47)

Diluted income (loss) per share	$(0.17)	$0.22	$(1.32)

      Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because they were anti-dilutive amounted to 9,941,747, 5,876,417, and 12,423,062, for the years ended December 31, 2004, 2003 and 2002, respectively.

Impact of Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment, which will be effective for public entities as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(Revised) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(Revised) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company plans to adopt SFAS 123(Revised) on July 1, 2005 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to July 1, 2005, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Although the Company is still evaluating certain requirements of SFAS 123(Revised), the Company intends to continue using the Black-Scholes option valuation model for previously granted options. The Company estimates that the impact of adoption in 2005 will be an additional expense of approximately $0.4 million after tax for employee stock options granted prior to December 31, 2004. The Company also has an Employee Stock Purchase Plan (ESPP) that provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123(Revised), the discount and option provisions under the ESPP are considered compensatory. The Company believes the incremental compensation cost required by SFAS 123(Revised) for the ESPP will not be material to its operating results.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4. SFAS No. 151. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this Statement will have on its financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.
      FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2), provides guidance under FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS109. The Company does not plan to repatriate cash under the Jobs Act given the Company’s current net operating loss position. Accordingly, the Company does not believe that FSP No. 109-2 will have a material impact on the Company’s financial position, results of operations or cash flows.
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF No. 03-1). EITF 03-1’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be impaired temporarily. In September 2004, the FASB issued FSP EITF 03-1-1 that delays

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the accounting provisions of EITF 03-1.

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
      The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among 5 to 10 customers. The Company’s top five customers amounted to 27.0%, 24.6%, and 32.8% of the Company’s total revenues for the years ended December 31, 2004, 2003 and 2002, respectively, and approximately 20.7% and 22.0% of the Company’s net accounts receivable balance at December 31, 2004 and 2003, respectively. Sales to the Company’s largest customer totaled 10.2%, 9.3% and 12.1% percent of total revenues in 2004, 2003 and 2002, respectively.
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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
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
      The Company maintained significant accounts receivable balances in the Europe and Latin America regions, comprising 45% and 57%, respectively, of the Company’s net accounts receivable balance at December 31, 2004 and 2003. These balances are subject to the economic risks inherent to those regions.

4.	Marketable Securities
      The Company’s marketable securities are classified as available-for-sale and recorded at fair market value. As of December 31, 2004 and 2003, amortized cost of the Company’s marketable securities equaled fair market value. Accordingly, there were no unrealized gains and losses as of December 31, 2004 and 2003.
      Proceeds from the sale of available-for-sale securities amounted to $37.9 million and $59.3 million, respectively, for the years ended December 31, 2004 and 2003. There were no proceeds from the sale of securities during 2002. Gross realized gains and losses were not material for the years ended December 31, 2004 and 2003.
      The Company’s marketable securities consisted of the following at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Municipal debt securities	$14,900	$9,900
U.S. government and agency debt securities	35,962	—
Preferred equity securities	19,100	7,500

	$69,962	$17,400

      At December 31, 2004, all of the Company’s municipal debt securities have maturity dates that exceed five years and all of the Company’s U.S. government and agency debt securities mature within calendar 2005.

5.	Leases

Direct Financing Leases
      During 2003, the Company disposed of Golden Eagle Leasing, which comprised the Company’s entire direct-finance leasing segment (Note 10). Accordingly, the Company had no direct financing leases at December 31, 2003. All operating results and cash flows for Golden Eagle Leasing have been reclassified to discontinued operations for all periods presented.
      Interest expense associated with the debt incurred to fund direct financing leases and provisions for credit losses are all reflected in discontinued operations in the accompanying statements of operations. Interest expense and provisions for credit losses included in the costs of revenue amounted to $0.9 million and $4.2 million, and $2.4 million and $8.4 million, respectively, for the years ended December 31, 2003 and 2002.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Sales-Type Leases
      Net investment in sales-type leases consist of the following (dollars in thousands):

	December 31,

	2004	2003

Lease contracts receivable	$31,983	$35,030
Allowance for credit losses	(1,198)	(1,694)
Estimated unguaranteed residual value	6,039	6,381
Unearned revenue	(9,715)	(10,698)

Net investment in sales-type leases	27,109	29,019
Less: current portion	(9,441)	(8,783)

Long-term portion	$17,668	$20,236

      Minimum rentals on the sales-type leases are contractually due as follows (dollars in thousands):

Years Ending December 31,

2005	$14,763
2006	9,585
2007	5,753
2008	1,882

$31,983

Operating Leases
      The Company leases equipment to customers under operating leases with terms generally under two years. The leases contain provisions for mutual renewal options. Minimum future rental revenue contractually due under these operating leases is $3.8 million and $0.7 million for the years ended December 31, 2005 and 2006, respectively.

6.	Inventories
      Inventories consist of the following (dollars in thousands):

	December 31,

	2004	2003

Purchased parts	$23,268	$17,990
Work in progress	5,918	4,581
Finished goods	15,269	19,691

	$44,455	$42,262

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7.	Property, Plant and Equipment
      Property, plant and equipment consist of the following (dollars in thousands):

	December 31,

	2004	2003

Land and improvements	$4,711	$4,691
Buildings	14,883	14,064
Computer equipment and software	18,620	19,217
Machinery and equipment	20,571	18,630
Equipment leased to customers	3,609	1,349
Furniture and fixtures	5,657	6,021
Leasehold improvements	2,942	2,999
Construction in process	1,386	499

	72,379	67,470
Less accumulated depreciation	(42,459)	(39,253)

	$29,920	$28,217

      Depreciation expense from continuing operations was $7.2 million, $6.4 million, and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Due to unfavorable real estate conditions the Company was unable to dispose of its remaining long-lived asset held for sale, a sales and distribution building in Brazil, initially held for sale beginning September 30, 2002. At December 31, 2003 the carrying amount of the building was $0.9 million. In November 2004, the Company decided to retain the building and utilize the space to perform subassembly work on its 32-bit product line and to utilize the space in its terminal service business. Accordingly, the building has been reclassified to Property, Plant and Equipment and adjusted for depreciation expense of approximately $0.1 million that would had been recognized had the asset been continuously classified as held and used per the provisions of SFAS 144.

8.	Goodwill and Intangible Assets

Goodwill
      At January 1, 2002, the Company adopted the provisions of SFAS 142 and evaluated its reporting units for impairment of goodwill. The Company’s carrying amount of goodwill at January 1, 2002 was $21.8 million, of which $20.3 million was attributed to Golden Eagle Leasing, which comprised all of the Direct-Finance Leasing segment, with the remaining $1.5 million attributable to the POS/ Network Systems segment. The impairment test relative to Golden Eagle Leasing’s goodwill was performed by an independent third party valuation firm using market multiple, comparable transaction and discounted net earnings methodologies, with the remaining amount of goodwill evaluated internally using similar valuation methodologies. The results of the impairment tests resulted in a full write-off of the carrying value of goodwill of $21.8 million. In accordance with the transition provisions of SFAS 142, the write-off was reported as a cumulative effect of change in accounting principle. In conjunction with the write-off, the Company provided a full valuation reserve against the deferred tax benefit attributed to the goodwill write-off, and accordingly did not report the cumulative effect of a change in accounting principle net of tax.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Intangible Assets
      Intangible assets consist of the following (dollars in thousands):

	December 31,

	2004	2003

Capitalized software	$11,050	$8,456
Unpatented technology	2,783	2,783
Other	29	1,396

	13,862	12,635
Less accumulated amortization	(9,387)	(8,904)

	$4,475	$3,731

      Other intangible assets represents marketing rights and patents. In December 2004, the Company recorded a $0.7 million charge to write-off a marketing right that the Company determined had no future value. In addition, during 2004 the Company capitalized $3.0 million in costs related to the development of software for its 32-bit product line.
      Amortization expense related to intangible assets used in continuing operations was $1.5 million, $2.5 million, and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which consisted of amortization of capitalized software of $1.1 million, $1.2 million, and $1.8 million. The estimated amortization expense for all intangibles for the next five years is as follows (dollars in thousands):

Years Ending December 31,

2005	$1,620
2006	1,620
2007	1,235
Thereafter	—

$4,475

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

9.	Long-term Debt

Debt Instruments
      Long-term debt consists of the following (dollars in thousands):

	December 31,

	2004	2003

Floating Rate Option Note payable to Bank One, Arizona: payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$8,677	$9,003
Foothill Senior Secured Credit Facility, as Amended and Restated: consisting of a $10 million fully cash secured revolving line of credit which bears interest at the greater of 4% or prime plus 1%, terminated January 31, 2005	—	—
Note payable to third party: collateralized by building in Brazil, payable in 51 installments including interest at 11.5% plus a variable inflation rate factor, matures February 2005	75	465
Lease payable to Banc One Leasing: collateralized by equipment, payable in 48 equal monthly installments including interest at 8.62%, matured June 2004	—	236
Other capital leases	77	153

	8,829	9,857
Current portion of long-term debt	(470)	(1,058)

Long-term debt	$8,359	$8,799

      In connection with the Floating Rate Option Note, the related letter of credit is subject to renewal on April 1, 2006. If the letter of credit is not renewed, the entire remaining principal balance will become due and payable. The letter of credit is collateralized by land and buildings at the Company’s headquarters in Phoenix, Arizona. The Company is required to make increasing monthly deposits of $18,490 up to $81,752 over the life of the note into a sinking fund to provide periodic repayment of the notes. The Company entered into an interest rate swap agreement to fix the effective interest rate at 7.895%. The interest rate swap agreement expires April 1, 2006. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counter-parties.
      Effective December 31, 2003, the Company amended its Senior Secured Credit Facility (Foothill Senior Secured Credit Facility) to a fully cash secured arrangement in an effort to reduce costs and to further match the Company’s current liquidity needs. Under the terms of the amended and restated agreement, the Company was required to maintain a $25 million unrestricted cash balance and was limited on the amount of certain additional debt the Company can incur. Any borrowings under the revolving line of credit must be fully secured by an equal amount of cash. All other financial covenants and most of the restrictions under the former agreement were removed. The available credit on the revolving line of credit, which was previously reduced to $15 million during March 2003, was further reduced to $10 million under the amended and restated Foothill Senior Secured Credit Facility. The interest rate was reduced from the greater of 8% or prime plus 2%, to the greater of 4% or prime plus 1%. The Company had no advances on the revolving line of credit during 2004 and no outstanding balance under the Foothill Senior Secured Credit Facility at December 31, 2004 and 2003. The Company terminated the Foothill Senior Secured Credit Facility on January 31, 2005.
      On January 31, 2005, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A. (Wells Fargo) (the “Credit Agreement”), pursuant to which the Company will have access to a $10 million line of credit. The Credit Agreement replaces the Company’s $10 million Foothill Senior Secured Credit

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
Facility. Borrowings under the Credit Agreement will be fully collateralized by short-term securities held in the Company’s accounts with Wells Fargo and will bear interest at a rate set forth in each promissory note issued at the time of the advance. The Credit Agreement contains customary default provisions and will expire in July 2006. At December 31, 2004, the Company had a $0.4 million letter of credit outstanding with Wells Fargo Bank.
      The aggregate principal payments due on long-term debt are as follows (dollars in thousands):

Years Ending December 31,

2005	$470
2006	8,343
2007	16

$8,829

Loss on Early Extinguishment of Debt
      During March 2002, the Company completed the issuance and sale of 7,870,000 shares of its common stock, par value $0.001 per share (the “Shares”), at a price of $5.00 per Share. The Shares were sold in a private offering transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Shares were subsequently registered with the Securities and Exchange Commission effective May 2, 2002. The net proceeds of the private offering amounted to $36.5 million and were used to repay two term loans with principal balances of $15.3 million and $3.3 million, respectively, $3.1 million in outstanding loans from a former director and former principal stockholder and to reduce the outstanding borrowings under the Company’s $25 million revolving credit facility. The remaining proceeds were used for general corporate purposes. In connection with the early retirement of the term loans, the Company recorded a loss on early extinguishment of debt of $2.6 million during the first quarter of 2002.

10.	Restructuring Charges and Discontinued Operations
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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      The following table sets forth the amount incurred during the year ended December 31, 2002 (in thousands):

2002 Incurred

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

      There were no restructuring charges incurred in 2003 or 2004.

Discontinued Operations
      In connection with the profit improvement plan, the Company identified and decided to hold for sale certain under-performing operating units whose activities were not closely aligned with the Company’s core business. The results of operations for these operating units held for sale have been classified as discontinued operations and all periods prior to September 2002 have been reclassified to present these operating units as discontinued operations. At the time the Company determined to hold these operations for sale, the Company recorded an $8.0 million charge to adjust the carrying amounts of the assets to their estimated fair value less an estimate of costs to sell. Assets written down consisted principally of accounts receivable, inventories, intangible assets and fixed assets. In accordance with SFAS 144, the operating results of the discontinued operating units, prior to sale, were classified in discontinued operations as incurred.
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
      Consistent with the Company’s strategy of disposing of operating units not aligned with its core business, the Company sold its direct financing lease subsidiary, Golden Eagle Leasing, effective October 1, 2003, and recorded a $7.0 million gain net of severance and other exit costs. Gross proceeds from the sale amounted to $30.0 million. As a result of the disposition, the net operating results of Golden Eagle Leasing have been reported within discontinued operations for all periods presented. Net revenues and operating income (loss) reported in discontinued operations for Golden Eagle Leasing for the two years ended December 31, 2003 and 2002 were $16.8 million and $5.6 million, and $25.7 million and $2.8 million, respectively. At December 31, 2003 and 2004, the Company had no remaining assets of discontinued operations held for sale.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      Net revenues of the operating units classified as discontinued operations for the two years ended December 31, 2003 and 2002 were $22.6 million and $48.4 million, respectively. Pretax income (loss) of the operating units classified as discontinued operations for the two years ended December 31, 2003 and 2002 was $7.2 million, and ($10.9) million. The pretax income for the year ending December 31, 2003 includes a net gain on disposition of discontinued operations of $3.8 million. The pretax loss for the year ending December 31, 2002 includes $8.0 million in initial write-downs of assets to fair market value.

11.	Contract Accounting
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
      The Company did not recognize revenues above the original contract amount, and contract costs associated with the scope changes and currency adjustments amounting to $11.3 million at June 30, 2004 were deferred in anticipation of recognizing contract revenue. Deferred contract costs were reported within other current assets and other long-term assets and treated as normal costs of contract performance.
      During April 2004, the final maintenance phase of the contract expired and the Brazilian Health Ministry informed the Company of their intent to extend the maintenance element of the contract. However, no formal agreement had been entered into regarding the extension of the maintenance element of the contract and no official authoritative answer had been received regarding the pending claim. The Company believes that the delay in payment and extension of the maintenance element of the contract related to an internal scandal within the Brazilian Health Ministry, which in no way related to the Company or the Company’s pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. Accordingly, due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract, the Company recorded a $12.9 million charge to operations during the second quarter of 2004 for all remaining amounts recorded under the contract. The charge consisted of an $11.3 million write-off of deferred contract costs, which was recorded in cost of revenues and presented separately in the statement of operations, and a $1.6 million reserve against accounts receivable, which was recorded in selling expense. Since the second quarter 2004, the Company has received $1.6 million from the Brazilian Health Ministry, and, accordingly, reversed the $1.6 million accounts receivable reserve during the second half of 2004. The Company continues to perform maintenance for the Brazilian Health Ministry and all costs related to the maintenance incurred after June 30, 2004 were expensed as incurred.
      The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

12.	Income Taxes
      Income (loss) before income taxes consists of the following (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Income (loss) before income taxes:
United States	$1,048	$(24,334)	$(55,956)
Foreign	(5,877)	32,413	15,275

	$(4,829)	$8,079	$(40,681)

      The components of income tax expense (benefit) are as follows (dollars in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$(10,125)
State	59	74	15
Foreign	3,774	4,040	4,420

	3,833	4,114	(5,690)
Deferred:
Federal	—	—	21,999
State	—	—	3,143
Foreign	—	—	951

	—	—	26,093

Total tax expense	$3,833	$4,114	$20,403

      The Company’s effective income tax rate differs from the U.S. federal income tax rate as shown below:

	Year Ended December 31,

	2004	2003	2002

Tax expense (benefit) at the federal statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes (benefit), net of federal income tax effect	1.0	0.8	—
Foreign taxes	119.0	(88.1)	13.2
Tax credits	(11.0)	(4.3)	—
Translation gain (loss)	(4.0)	(16.1)	—
Change in valuation allowance	(41.1)	121.2	73.7
UK loss recapture	48.0	—	—
Other	2.1	1.1	(1.7)

Effective tax rate	79.0%	49.6%	50.2%

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

	December 31,

	2004	2003

Deferred tax assets, current:
Inventory valuation and reserves	$2,552	$2,144
Compensation accruals	1,059	2,628
Allowance for doubtful accounts	412	264
Valuation allowance	(4,023)	(5,036)

Deferred tax assets, current	$—	$—

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards	$43,400	$45,188
Intangibles	—	2,879
Property, plant and equipment	(274)	(309)
Other	4,339	3,827
Valuation allowance	(47,465)	(51,585)

Net deferred tax assets, non-current	$—	$—

      For the years ended December 31, 2004, 2003 and 2002, the Company’s valuation allowance against its deferred tax assets (decreased) increased by ($5.1) million, $10.0 million, and $39.7 million, respectively. At December 31, 2004 and 2003, the balance in the Company’s valuation allowance was $51.5 million and $56.6 million, respectively. The valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
      In June 2004, the Company incorporated its UK branch, resulting in a recapture of prior losses of the branch for U.S. Federal tax purposes. These losses are included in the fully reserved U.S. net operating loss.
      As of December 31, 2004 and 2003, the Company had not provided deferred income tax benefits on cumulative losses of certain individual international subsidiaries of $60.2 million and $38.4 million respectively. If deferred income tax assets were recognized for these net operating losses, they would be approximately $16.0 million and $8.9 million, respectively, and would be fully offset by a valuation allowance. Upon distribution of earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes and withholding taxes in its various international jurisdictions. As a result of certain employment actions and capital investments undertaken by the Company, income from manufacturing activities in certain countries is subject to reduced tax rates.
      At December 31, 2004, the Company has U.S. Federal and State net operating loss carryforwards of approximately $123 million. These Federal and State net operating loss carryforwards will begin to expire beginning in 2020 through 2024 if not previously utilized.
      At December 31, 2004, the Company has undistributed earnings for certain non-U.S. subsidiaries. The company currently intends to permanently reinvest these earnings in operations outside the U.S.
      The Company does business in a number of different countries. Tax authorities may scrutinize the various tax structures employed by the Company in these countries. We believe that we maintain adequate tax reserves, including our valuation allowance, to offset the potential tax liabilities that may arise upon audit in

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
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

13.	Profit Sharing Plans
      The Company has a 401(k) profit sharing plan (401(k) Plan), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions to the 401(k) Plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2004, 2003 and 2002 was approximately $0.3 million, $0.1 million, and $0.1 million, respectively.

14.	Stockholders’ Equity

Stock Options
      During fiscal 1997, the Company’s Board of Directors (Board) approved the Hypercom Corporation Long-Term Incentive Plan which was amended in 2001 (1997 Plan), to allocate a total of 6,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over five years) and expire ten years after the date of grant.
      In July 2000, the Company’s Board approved the Hypercom Corporation 2000 Broad-Based Stock Incentive, which was amended in 2002, Plan (2000 Plan) to allocate 7,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board, and expire after a period determined by the Board.
      A summary of the Company’s stock option activity and related information follows:

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	10,056,327	$6.26	10,782,473	$6.28	10,663,352	$6.32
Granted	212,500	8.38	241,250	4.25	1,046,000	5.64
Exercised	(1,492,686)	3.44	(380,142)	1.91	(154,475)	3.88
Forfeited	(165,850)	8.92	(587,254)	8.76	(772,404)	6.50

Ending balance outstanding	8,610,291	$6.75	10,056,327	$6.26	10,782,473	$6.28

Exercisable at end of year	7,065,279	$6.98	7,382,193	$6.57	6,502,702	$6.42

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004
      The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price

$ 3.50	2,500,686	6.14	$3.50	2,039,419	$3.50
$ 3.52 - 5.23	890,200	7.13	4.36	517,900	4.45
$ 5.48 - 6.25	712,750	7.39	6.08	424,625	6.10
$ 6.40	1,516,375	2.29	6.40	1,516,375	6.40
$ 6.57 - 9.375	843,750	5.67	8.86	706,250	9.13
$ 9.56 - 10.00	713,600	5.46	9.59	550,240	9.59
$10.25 - 11.13	789,710	4.29	10.41	692,210	10.41
$11.63 - 14.88	643,220	5.38	13.81	618,260	13.81

	8,610,291			7,065,279

Stock Warrants
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
      At December 31, 2004 the Company had outstanding 319,858 Series D Warrants, authorized by the Board, to purchase 319,858 shares of common stock at an exercise price of $5.21 per share exercisable through July 30, 2006.

Unearned Deferred Compensation
      In February 2004, the Company granted 60,000 shares of restricted common stock to the Company’s Chief Executive Officer under the 2000 Plan. The Company recorded deferred compensation of $0.4 million, representing the fair market value of the shares at the date of grant and a weighted-average fair market value of $6.00 per share. In December 2003, the Company granted 124,224 restricted shares of common stock to certain employees under the 2000 Plan. The Company recorded deferred compensation of $0.6 million, representing the fair market value of the shares at the date of grant at a weighted-average fair market value of $4.83 per share. During 2004, the Company recorded a reduction in deferred compensation of $0.1 million due to the cancellation of 10,350 awards issued to an employee who left the Company prior to vesting. The deferred compensation is presented as a reduction of stockholders’ equity and is being amortized ratably over the service period. The Company expects to record compensation expense related to these stock grants of approximately $96,000 per quarter through December 31, 2005 and then $27,000 per quarter thereafter until February 2007. Expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

Employee Stock Purchase Plan
      On September 8, 1997, the Company’s Board adopted and the stockholders of the Company approved a non-compensatory employee stock purchase plan entitled the Hypercom Corporation 1997 Employee Stock Purchase Plan (Purchase Plan). The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2004, 2003, and 2002 the Company sold 49,889, 105,959, and 90,571, shares to employees at weighted average prices of $4.99, $3.06, and $3.68 per share, respectively.

Preferred Stock
      On September 8, 1997, the Company’s Board amended and restated the Company’s Certificate of Incorporation to authorize 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2004 and 2003, there were no Preferred shares outstanding.

Directors’ Stock Plan
      On September 8, 1997, the Company’s Board of Directors adopted and the stockholders of the Company approved the Hypercom Corporation Directors’ Stock Plan (Director Plan). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Director of an option to purchase 6,250 shares of Common Stock immediately following the IPO. In addition, each individual who first becomes a Director after the date of the initial grant of options will be granted an option to purchase 6,250 shares of Common Stock, and will receive an annual grant of options to purchase 6,250 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 175,000, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, and/or previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price.

Stock Repurchase
      During 2003, the Company purchased 60,000 shares of its common stock for $0.3 million. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. The timing and amount of any future repurchases will depend on market conditions and corporate considerations. There were no treasury stock repurchases during 2004.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

15.	Commitments and Contingencies

Lease Commitments
      The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.
      Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,

2005	$1,980
2006	1,256
2007	1,068
2008	857
2009	550
Thereafter	729

$6,440

      Rental expense from continuing operations amounted to $2.9 million, $3.1 million, and $3.6 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

Litigation
      In connection with the restatement of the Company’s quarterly results for the first three quarters of 2004 (Notes 2 and 19), the Company, its chief executive officer, and its chief financial officer were named as defendants in several purported shareholder class action lawsuits alleging that Hypercom and its executive management engaged in violations of the Securities Exchange Act of 1934 by issuing false and misleading statements concerning the Company’s financial results for the first three quarters of 2004. Also in connection with the restatement, a shareholder’s derivative action was filed against Hypercom, its chief executive officer, chief financial officer, and its board of directors alleging breach of fiduciary duties. This action is based on the same facts and circumstances alleged in the shareholder suits discussed above, and alleges that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. The Company, its officers, and directors believe they have meritorious defenses and intend to vigorously defend the suits and any additional suits that may be filed.
      The Company is subject to legal proceedings and claims, which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

16.	Receivables from Stockholders
      In fiscal 1997, the Company made a loan to George Wallner, the Company’s former Chief Strategist and former principal stockholder, in the principal amount of $0.7 million and to Paul Wallner a former principal stockholder, in the principal amount of $0.7 million. The loans were non-interest bearing and were repaid in full in March 2004. The outstanding balance on these notes was formerly included as a separate component of Stockholders’ Equity.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

17.	Segment, Geographic, and Customer Information

Segment
      As a result of the sale of Golden Eagle Leasing effective October 1, 2003, which comprised the Company’s entire Direct-Finance Leasing segment, the Company’s continuing operations consist solely of one segment: Point-of-Sale (POS)/ Network Systems. All operating results and cash flows for Golden Eagle Leasing have been reclassified to discontinued operations for all periods presented (Note 10).
      POS Systems develops, manufactures, markets, and supports products that automate electronic payment transactions at the point of sale in merchant establishments as well as supporting non-payment applications and new markets, including government, education and healthcare. Network Systems develops, manufactures, markets, and supports transaction-networking systems.

Geographic
      Net revenues to external customers are based on the location of the customer. Geographic information as of and for each of the years ended December 31, 2004, 2003, and 2002 is presented in the table below (dollars in thousands):

Years Ending December 31,	United States	Latin America	Asia/Pacific	Europe	Total

2004
Revenues	$82,375	$44,033	$43,006	$85,741	$255,155
Long-lived assets	20,555	7,159	4,260	7,584	39,558
2003
Revenues	$76,466	$42,897	$40,193	$71,958	$231,514
Long-lived assets	21,307	13,624	3,450	2,218	40,599
2002
Revenues	$83,038	$65,318	$38,422	$58,187	$244,965
Long-lived assets	26,121	15,210	2,334	1,842	45,507

Customer
      The Company had one customer that accounted for 10.2% and 12.1% of the Company’s net revenues for the years ended December 31, 2004 and 2002, respectively. No other customers accounted for 10% or more of the Company’s revenues during 2004 and 2002 and no customer accounted for 10% or more of the Company’s revenues during 2003.

18.	Supplemental Cash Flow Information (in thousands)

	Year Ended December 31,

	2004	2003	2002

Changes in operating assets and liabilities:
Accounts receivable	$(8,059)	$(2,213)	$7,716
Net investment in sales-type leases	2,554	(6,446)	(4,750)
Inventories	(11,170)	1,243	5,732
Income tax receivable	—	9,118	(9,118)
Prepaid expenses and other current assets	(866)	910	4,019
Other assets	(1,214)	(368)	(5,345)

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

	Year Ended December 31,

	2004	2003	2002

Accounts payable	4,712	1,587	(13,562)
Accrued payroll and related expenses	687	1,265	696
Accrued sales and other tax	369	175	2,285
Accrued liabilities	763	(266)	(4,491)
Deferred revenue	1,410	(625)	101
Income taxes payable	1,495	(18)	100
Other liabilities	420	1,539	637

Net decrease in operating assets and liabilities	$(8,899)	$5,901	$(15,980)

Cash paid during the year by continuing operations:
Interest	$(879)	$(1,064)	$(2,956)
Income taxes	$(3,659)	$(2,275)	$(3,033)
Noncash investing activities:
Changes in accounts payable related to the purchase of property, plant and equipment	$—	$—	$(477)
Noncash financing activities:
Issuance of common stock warrants at fair value	$—	$—	$(833)

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

19.	Interim Financial Results (Unaudited)
      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2004 and 2003. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (dollars in thousands, except per share data).

	2004

	First	Second	Third	Fourth
	Quarter	Quarter(B)	Quarter	Quarter	Fiscal Year

Net revenue, as reported	$50,763	$64,691	$63,173	$79,703	$258,330
Restatement(A)	(1,121)	(1,632)	(422)	—	(3,175)

Net revenue, as restated	$49,642	$63,059	$62,751	$79,703	$255,155

Gross profit, as reported	$21,246	$16,643	$24,613	$31,750	$94,252
Restatement(A)	(748)	(1,094)	(314)	—	(2,156)

Gross profit, as restated	$20,498	$15,549	$24,299	$31,750	$92,096

Net income (loss)	$(2,221)	$(9,436)	$584	$4,528	$(6,545)
Restatement(A)	(752)	(1,090)	(275)	—	(2,117)

Net income (loss), as restated	$(2,973)	$(10,526)	$309	$4,528	$(8,662)

Basic income (loss) per share, as reported	$(0.04)	$(0.18)	$0.01	$0.09	$(0.12)
Restatement(A)	(0.02)	(0.02)	—	—	(0.05)

Basic income (loss) per share, as restated	$(0.06)	$(0.20)	$0.01	$0.09	$(0.17)

Diluted income (loss) per share, as reported	$(0.04)	$(0.18)	$0.01	$0.08	$(0.13)
Restatement(A)	(0.02)	(0.02)	—	—	(0.04)

Diluted income (loss) per share, as restated	$(0.06)	$(0.20)	$0.01	$0.08	$(0.17)

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

	2003

	First	Second	Third	Fourth
	Quarter(C)	Quarter(C)	Quarter(C)	Quarter(C)	Fiscal Year

Net revenue	$49,796	$58,899	$59,405	$63,414	$231,514
Gross profit	$19,920	$23,920	$25,304	$26,886	$96,030
Income (loss) before discontinued operations	$(2,800)	$976	$3,037	$2,752	$3,965
Income (loss) from discontinued operations	770	(484)	956	5,991	7,233

Net income (loss)	$(2,030)	$492	$3,993	$8,743	$11,198

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.02	$0.06	$0.06	$0.08
Income (loss) from discontinued operations	0.02	(0.01)	0.02	0.12	0.15

Basic income (loss) per share	$(0.04)	$0.01	$0.08	$0.18	$0.23

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.02	$0.06	$0.05	$0.08
Income (loss) from discontinued operations	0.02	(0.01)	0.02	0.12	0.14

Diluted income (loss) per share	$(0.04)	$0.01	$0.08	$0.17	$0.22

(A)	During the fourth quarter of 2004, the Company determined that certain leases originated during the first three quarters of 2004 by the Company were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the first three quarters have been restated to properly account for the leases as operating leases (Note 2).

(B)	During the second quarter of 2004, the Company recorded an $12.9 million charge to operations for all remaining amounts recorded under the contract. The charge consisted of an $11.3 million write-off of deferred contract costs, which was recorded in cost of revenues and a $1.6 million reserve against accounts receivable, which was recorded in selling expenses (Note 11).

(C)	During the fourth quarter of 2003, the Company sold its direct finance lease subsidiary, Golden Eagle Leasing, and recorded an $7.0 million gain net of severance and other closing costs. As a result of the disposition, the net operating results of Golden Eagle Leasing have been reported within discontinued operations for all periods presented (Note 10).

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Charges to
		Costs and
	Balance at	Expense in	Charged		Balance at
	Beginning	Continuing	to Other	Deductions	End of
	of Period	Operations	Accounts	(A)	Period

	(Amounts in thousands)
Year Ended December 31, 2002:
Allowance for doubtful accounts	$3,422	$538	$336	$(1,014)	$3,282
Allowance for credit losses on sales-type leases	607	691	—	120	1,418
Year Ended December 31, 2003:
Allowance for doubtful accounts	$3,282	$1,972	$—	$(4,261)	$993
Allowance for credit losses on sales-type leases	1,418	705	—	(429)	1,694
Year Ended December 31, 2004:
Allowance for doubtful accounts	$993	$1,915	$—	$(518)	$2,390
Allowance for credit losses on sales-type leases	1,694	203	—	(699)	1,198

(A)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
3.2	—	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)
4.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.1	—	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc. (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.2	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440))†
10.3	—	Amended and Restated Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)†
10.4	—	Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181))†
10.5	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-97179))†
10.6	—	Employment Agreement, dated February 4, 2004, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.6 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003)†
10.7	—	Deferred Compensation Agreement, dated June 3, 2002, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.5 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)†
10.8	—	Amendment to Deferred Compensation Agreement, dated March 16, 2004, between Hypercom Corporation and Christopher S. Alexander (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)†
10.8	—	Factory Premises and Quarters Lease Agreement between Hypercom Electronic Manufacturing (Shenzhen) Co., Ltd. And Xin He Economic Development Company, Fu Yong Town, Boa An District, Shenzhen City, dated September 1, 2004 (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8	—	Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated February 3, 2005)
21.1	—	List of Subsidiaries*
23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	—	Powers of Attorney*
31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit
Number		Description of Exhibit and Method of Filing

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	—	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors*

*	Filed herewith.

†	Management or compensatory plan or agreement.