Form 10-K/A
period 2004-12-31
HYPERCOM CORP
filed 2005-03-21
CIK 1045769

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

Explanatory Note

      This Amendment No. 1 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to correct a typographical printing error in Item 9C (the omission of “Ernst & Young LLP” at the end of their Report) and a correction to Note 5 to the Consolidated Financial Statements under “Operating Leases” to provide the correct amount of minimum future rental revenue contractually due under operating leases. No other changes have been made to the Form 10-K. Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this Amendment contains the complete text of the “Consolidated Financial Statements and Supplementary Data” required by Item 8, the complete text of Item 9C, and currently dated certifications of Hypercom Corporations’s chief executive officer and chief financial officer.

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

/s/ Ernst & Young LLP
Phoenix, Arizona
March 11, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERCOM CORPORATION

By	/s/ C.S. Alexander

Christopher S. Alexander
Chairman of the Board,
Chief Executive Officer and President
Date: March 21, 2005

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

$31,983

Operating Leases
      The Company leases equipment to customers under operating leases with terms generally under two years. The leases contain provisions for mutual renewal options. Minimum future rental revenue contractually due under these operating leases is $0.9 million for the year ended December 31, 2005.

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