Form 10-Q
period 2005-03-31
HYPERCOM CORP
filed 2005-05-10
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 3, 2005, was 52,593,428.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31,
	(unaudited)	2004
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,546	$23,445
Marketable securities	70,052	69,962
Accounts receivable, net of allowance for doubtful accounts of $2,011 and $2,390, respectively	40,928	59,776
Current portion of net investment in sales-type leases	7,696	9,441
Inventories	48,212	44,455
Prepaid expenses and other current assets	8,133	12,955

Total current assets	203,567	220,034

Property, plant and equipment, net	29,650	29,920
Net investment in sales-type leases	17,725	17,668
Intangible assets, net	4,347	4,475
Other long-term assets	4,860	5,163

Total assets	$260,149	$277,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,255	$27,817
Accrued payroll and related expenses	9,001	8,679
Accrued sales and other taxes	9,298	8,792
Accrued liabilities	7,375	8,308
Deferred revenue	2,516	2,768
Income taxes payable	1,557	3,411
Current portion of long-term debt	388	470

Total current liabilities	51,390	60,245

Long-term debt	8,263	8,359
Other long-term liabilities	3,797	3,284

Total liabilities	63,450	71,888
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,463,714 and 52,254,935 shares outstanding at March 31, 2005 and December 31, 2004, respectively	52	52
Additional paid-in capital	229,195	228,567
Accumulated deficit	(29,609)	(19,969)
Unearned deferred compensation	(166)	(505)
Treasury stock, 290,211 shares (at cost)	(2,773)	(2,773)

Total stockholders’ equity	196,699	205,372

Total liabilities and stockholders’ equity	$260,149	$277,260

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
(Amounts in thousands, except share data)		(Restated)
Net revenue:
Product and other	$47,752	$43,531
Services	6,779	6,111

Total net revenue	54,531	49,642

Costs of revenue:
Product and other	30,685	24,601
Services	5,287	4,543

Total costs of revenue	35,972	29,144

Gross profit	18,559	20,498

Operating expenses:
Research and development	7,258	6,825
Selling, general and administrative	20,603	14,885

Total operating expenses	27,861	21,710

Operating loss	(9,302)	(1,212)
Interest income	557	273
Interest expense	(174)	(491)
Other income (expense)	(45)	18
Foreign currency loss	(270)	(732)

Loss from continuing operations before income taxes	(9,234)	(2,144)
Provision for income taxes	(805)	(829)

Loss from continuing operations	(10,039)	(2,973)
Income from discontinued operations	399	—

Net loss	$(9,640)	$(2,973)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.19)	$(0.06)
Income from discontinued operations	0.01	—

Basic and diluted loss per share	$(0.18)	$(0.06)

Basic and diluted weighted average common shares	52,391,115	50,213,423

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
(Amounts in thousands)		(Restated)
Cash flows from continuing operations:
Net loss from continuing operations	$(10,039)	$(2,973)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation/amortization	2,074	2,166
Amortization of deferred financing costs	4	224
Provision for bad debts	474	194
Provision for losses on sales-type leases	1,061	56
Write-down of excess and obsolete inventory	2,656	1,231
Provision for warranty and other product charges	1,026	75
Noncash stock compensation	215	100
Foreign currency loss (gain)	335	(496)
Other non-cash adjustments	269	—
Changes in operating assets and liabilities, net	8,210	1,614

Net cash provided by operating activities	6,285	2,191

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,281)	(1,489)
Software development costs capitalized	(468)	(856)
Purchase of marketable securities	(32,318)	(6,000)
Proceeds from the sale or maturity of marketable securities	32,400	2,500

Net cash used in investing activities	(1,667)	(5,845)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(161)	(313)
Proceeds from issuance of common stock	752	2,168
Repayment of advances to stockholders	—	1,056

Net cash provided by financing activities	591	2,911

Effect of exchange rate changes on cash	(76)	(24)

Net increase (decrease) in cash flows from continuing operations	5,133	(767)
Net decrease in cash flows from discontinued operations	(32)	(358)
Cash and cash equivalents, beginning of period	23,445	65,415

Cash and cash equivalents, end of period	$28,546	$64,290

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hypercom Corporation (“Hypercom” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification and Restatement

Certain prior year amounts have been reclassified to conform to the current period presentation.

During the fourth quarter of 2004, the Company determined that certain leases originated during the first three quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the quarterly results for March 31, 2004 have been restated to properly account for the leases as operating leases.

The following table reflects the effect of certain reclassifications and the restatement on the Consolidated Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2004 (in thousands).

	As Previously
	Reported	As Restated
Selected Statement of Operations Data:
Net revenue	$50,763	$49,642
Cost of revenue	29,517	29,144
Gross profit	21,246	20,498
Foreign currency loss	(728)	(732)

Selected Statement of Cash Flows Data:
Net loss from continuing operations	$(2,221)	$(2,973)
Depreciation and amortization	2,159	2,166
Foreign currency loss (gain)	728	(496)
Changes in operating assets and liabilities, net	(730)	1,614
Net cash provided by operating activities	1,975	2,191
Purchase of property, plant and equipment	(1,273)	(1,489)
Net cash used in investing activities	(5,629)	(5,845)

NOTE 2 — STOCK-BASED COMPENSATION

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

The Company has elected to continue to measure compensation expense related to employee stock options using the intrinsic value method prescribed by APB 25 and related interpretations, and as a result, no compensation expense is recognized for stock options granted at 100% of the market value of the Company’s stock at the date of grant. The following table represents the effect on net loss and loss per share as if the Company had applied the fair value method and the recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
		(Restated)
Net loss, as reported	$(9,640)	$(2,973)
Add: Stock-based employee compensation expense included in reported net loss	215	100
Deduct: Total stock-based employee compensation benefit (expense) determined under fair value methods for all awards(a)	1,003	(724)

Pro forma net loss	$(8,422)	$(3,597)

Net loss per share:
Basic and diluted, as reported	$(0.18)	$(0.06)
Basic and diluted, pro forma	$(0.16)	$(0.07)
Weighted average shares used in pro forma computation:
Basic and diluted	52,391,115	50,213,423

(a)  During the first quarter of 2005, certain stock options were forfeited. In accordance with SFAS 123, employee compensation expense previously included in the pro forma disclosure related the forfeited options was reversed.

For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized ratably to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. See Note 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of the Company’s stock-based employee compensation.

In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(Revised). Under the new rule, the Company is required to adopt SFAS 123 (Revised) for the three-month period commencing January 1, 2006. SFAS 123(Revised) requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company plans to adopt SFAS 123(Revised) on January 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to January 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company estimates that the impact of adoption in 2006 will be an additional expense of approximately $0.4 million after tax for employee stock options granted prior to March 31, 2005. The Company also has an Employee Stock Purchase Plan (ESPP) that provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123(Revised), the discount and option provisions under the ESPP are considered compensatory. The Company believes the incremental compensation cost required by SFAS 123(Revised) for the ESSP will not be material to its operating results.

NOTE 3 — INVENTORIES

Inventories consist of the following (amounts in thousands):

	March 31, 2005	December 31, 2004

Purchased parts	$21,795	$21,083
Work in progress	3,490	5,134
Finished goods	22,927	18,238

	$48,212	$44,455

NOTE 4 — POTENTIALLY DILUTIVE SECURITIES

Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted loss per share because they were anti-dilutive amounted to 6,805,942 and 10,556,009 for March 31, 2005 and March 31, 2004, respectively.

NOTE 5 — EQUITY TRANSACTIONS

During March 2005, the Company granted 50,000 shares of restricted common stock to its Interim Chief Executive Officer. Although the restricted common stock can not be sold for a period of one year from the grant date, the stock was 100% vested on the grant date. Under the terms of the agreement, the Interim Chief Executive Officer had no other performance criteria to meet in order to earn the stock. Accordingly, the Company recorded compensation expense of $0.2 million representing the fair market value of the shares at the date of grant.

During March 2005, the Company recorded a reduction of compensation expense of $0.1 million and unearned deferred compensation of $0.3 million due to the cancellation of 60,000 shares of restricted common stock issued to the Company’s former Chief Executive Officer prior to vesting.

Additional equity activity during the three months ended March 31, 2005 and March 31, 2004 relate to the issuance of common stock under the Company’s Employee Stock Purchase Plan and stock option plans.

NOTE 6 — INCOME TAXES

Income tax expense before discontinued operations for federal, state and foreign taxes was $0.8 million for both the three months ended March 31, 2005 and 2004. Income tax expense is principally comprised of income taxes associated with the Company’s profitable foreign locations.

As discussed in the Company’s 2004 Annual Report on Form 10-K, the Company has a full valuation reserve against its deferred tax asset balance existing at December 31, 2004. The Company continues to provide a full valuation reserve against its deferred tax assets as of March 31, 2005. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

Due to the Company’s net operating loss position and its provision for a full valuation reserve against its deferred tax assets, the consolidated effective tax rates for the three months ended March 31, 2005 and 2004 are not meaningful.

NOTE 7 — DISCONTINUED OPERATIONS

During the three months ended March 31, 2005, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under a prior purchase and sales agreement.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

In connection with the restatement of the Company’s quarterly results for the first three quarters of 2004 (Notes 2 and 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), the Company, its former chief executive officer, and its former chief financial officer have been named as defendants in several purported shareholder class action lawsuits and, along with the Board of Directors, in two shareholder derivative lawsuits. The Company and members of management intend to vigorously defend the suits and any additional suits that may be filed. While the Company has tendered the defense of these suits to its insurance carrier, its policies provide for substantial retentions, and therefore the cost of defending the suits may affect its net income and cash flows in future periods. In addition, there can be no assurance that the Company will be successful in its defense of these suits, or that the carrier will ultimately provide coverage for the defendants.

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

FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2005 are those that depend most heavily on these judgments and estimates. As of May 10, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
		% of		% of	Increase
(Dollars in thousands, except per share data)	2005	Revenue	2004(a)	Revenue	(Decrease)
	(Restated)

Net revenue:
Product and other	$47,752	87.6%	$43,531	87.7%	$4,221
Services	6,779	12.4%	6,111	12.3%	668

Total net revenue	54,531	100.0%	49,642	100.0%	4,889

Costs of revenue:
Product and other	30,685	64.3%	24,601	56.5%	6,084
Services	5,287	78.0%	4,543	74.3%	744

Total costs of revenue	35,972	66.0%	29,144	58.7%	6,828

Gross profit	18,559	34.0%	20,498	41.3%	(1,939)

Operating expenses:
Research and development	7,258	13.3%	6,825	13.7%	433
Selling, general and administrative	20,603	37.8%	14,885	30.0%	5,718

Total operating expenses	27,861	51.1%	21,710	43.7%	6,151

Operating loss	(9,302)	-17.1%	(1,212)	-2.4%	(8,090)
Non-operating income (expenses)	68	0.1%	(932)	-1.9%	1,000

Loss from continuing operations before income taxes	(9,234)	-16.9%	(2,144)	-4.3%	(7,090)
Provision for income taxes	(805)	-1.5%	(829)	-1.7%	24

Loss from continuing operations	(10,039)	-18.4%	(2,973)	-6.0%	(7,066)
Income from discontinued operations	399	0.7%	—	0.0%	399

Net loss	$(9,640)	-17.7%	$(2,973)	-6.0%	$(6,667)

Loss per basic and diluted share	$(0.18)		$(0.06)		$(0.12)

(a)	During the fourth quarter of 2004, the Company determined that certain leases originated during the first three quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the quarterly results for March 31, 2004 have been restated to properly account for the leases as operating leases. See Note 1 to our Consolidated Financial Statements.

BUSINESS REVIEW AND RESULTING CHARGES

During the later part of March 2005, a change in senior management was made at Hypercom. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. Interim Management commenced a comprehensive review of Hypercom’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “Business Review”). Based on the portion of the Business Review completed thus far, we recorded charges totaling approximately $5.8 million in the first quarter of 2005 as a consequence of decisions made by Interim Management. These charges consist of the following:

•	Cost of revenue charges totaling $3.4 million consisting of $2.8 million for inventory write-downs and specific warranty and product return reserves as we implement product life cycle plans and $0.6 million for loan loss and other provisions related to increased risk and exposure in our UK lease portfolio;

•	Research and development charges of $0.4 million for the write-off of internally developed software costs relating to a particular market that we elected to eliminate;

•	Selling, general and administrative expense charges of $1.5 million for costs related to recent severance and employment agreements with key executives and employees; and

•	Other individually immaterial revenue and selling, general and administrative expense charges totaling $0.5 million.

Interim Management is in the process of considering additional strategic priorities related to customer relationships and end of product life management that may result in additional charges. We estimate that, if we implement certain strategic decisions under consideration, we would incur charges in the second quarter of 2005 of approximately $2.5 million. However, we have not implemented any of the pending decisions, and the amount that we might take as a charge could vary depending on the circumstances. Until we complete the Business Review, we are unable to estimate the ultimate impact these strategic decisions as well as others that may arise during completion of the Business Review may have on our financial statements. We anticipate completing the Business Review during the second quarter of 2005.

NET REVENUE

Net revenue for our seasonally lower first quarter increased $4.9 million or 9.8% to $54.5 million for the three months ended March 31, 2005. The increase is principally attributable to POS terminal sales in the United States to multi-lane and processor customers and the Asia-Pacific region. The introduction of new products, including the L4100 terminal and unattended units, has allowed us to expand into this marketplace that was not served during the first quarter of 2004.

COSTS OF REVENUE

Our costs of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. During the three months ended March 31, 2005, costs of revenue increased approximately $6.8 million to $36.0 million (66.0% of net revenues) compared to $29.1 million (58.7% of net revenues) for the three months ended March 31, 2004. The increase in cost of revenue was due to the increase in revenue and certain charges resulting from the Business Review. The charges arising from the Business Review were approximately $3.4 million and related to inventory write-downs, specific product charges, and loan loss provisions related to our UK lease portfolio. Absent these incremental charges, costs of revenues as a percentage of total revenues would have been 59.7% for the first quarter of 2005.

GROSS PROFIT

Gross profit as a percent of revenue decreased to 34.0% from 41.3% for the three months ended March 31, 2005 and 2004, respectively. Our product and other gross profit was 35.7% for the 2005 first quarter compared to 43.5% for the 2004 first quarter, while services gross profit decreased to 22.0% for the 2005 first quarter from 25.7% for the 2004 first quarter. The decline in product and other gross profit as a percent of revenue is principally due to the incremental charges of $3.7 million associated with the Business Review as well as a continual trend towards lower average selling prices and gross profit on comparable products sold in the U.S. and other regions around the world. Absent the incremental charges noted above, gross profit as a percentage of net revenues would have been 40.6% during the first quarter of 2005.

Fluctuations in the services gross profit are normal and are principally reflective of one-off special projects such as software uploads and terminal enhancement programs requested by our customers in our NetSet service business in Brazil.

OPERATING EXPENSES

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses for the three months ended March 31, 2005 were $7.3 million (13.3% of net revenue) compared to $6.8 million (13.7% of net revenue) for the three months ended March 31, 2004. On a relative dollar basis, the increase was principally due to a $0.4 million write-off of internally developed software costs relating to a particular market that we have elected to eliminate as a result of the Business Review.

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. These expenses totaled $20.6 million (37.8% of net revenue) for the three months ended March 31, 2005, compared to $14.9 million (30.0% of net revenue) for the same period a year ago. This $5.7 million or 38.4% increase for the three months ended March 31, 2005 includes $1.7 million of charges arising from the Business Review. The charges include $1.5 million for severance and employment costs related to management changes and workforce reductions and $0.2 million for other charges. In addition to the charges resulting from the Business Review, we experienced a $1.7 million increase in professional service costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, $0.5 million of incremental legal costs stemming from our recent class action lawsuits and other patent related lawsuits, incremental receivable settlement charges of $0.4 million, and an increase in variable selling expenses associated with our increase in revenues for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

OPERATING LOSS

Our operating loss for the three months ended March 31, 2005 was $9.3 million compared to $1.2 million in the same period a year ago. The increased loss of $8.1 million was due to lower gross profit ($1.9 million) and higher operating expenses ($6.2 million) as noted above.

NON-OPERATING INCOME (EXPENSES)

Non-operating income (expenses) consists of net interest charges, foreign currency losses, and other income and losses. We earned net interest income of $0.4 million for the quarter ended March 31, 2005 versus incurring net interest expense of $0.2 million for the three months ended March 31, 2004. The increase in net interest is primarily due to higher interest income as a result of our increased cash balance and rising interest rates as well as lower interest expense due to reduced debt fees and the cessation of amortization of certain debt issuance costs in 2004. Foreign currency loss for the three months ended March 31, 2005 and 2004 was $0.3 million and $0.7 million, respectively. The decrease in foreign currency loss is principally related to favorable exchange rate movements during the three months ended March 31, 2005.

PROVISION FOR INCOME TAXES

Income tax expense before discontinued operations for federal, state and foreign taxes was $0.8 million for both the three months ended March 31, 2005 and 2004. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.

As discussed in our 2004 Annual Report on Form 10-K, we have a full valuation reserve against our deferred tax asset balance existing at December 31, 2004. We continue to provide a full valuation reserve against our deferred tax assets as of March 31, 2005. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.

Due to our net operating loss position and our provision for a full valuation reserve against our deferred tax assets, the consolidated effective tax rates for the three months ended March 31, 2005 and 2004 are not meaningful.

INCOME FROM DISCONTINUED OPERATIONS

During the three months ended March 31, 2005, we recorded income from discontinued operations of $0.4 million as accruals previously recorded were released due to the expiration of the indemnification period under a prior purchase and sales agreement.

CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and other debt facilities. During the first quarter of 2005, our primary source of cash was cash generated by our operations as well as cash received from the issuance of employee stock options. We had no borrowings under our revolving line of credit during the first quarter of 2005.

Cash provided by operating activities is our net loss adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased from $2.2 million to $6.3 million for the quarters ending March 31, 2004 and 2005, respectively. The increase in operating cash flows for the quarter ended March 31, 2005 is principally due to collections on accounts receivable resulting from our record 2004 fourth quarter sales. Payment terms for most of our customers are generally between 30 and 60 days.

We also experienced changes in inventories and accounts payable during the three months ended March 31, 2005. The increase in inventories is principally due to the procurement of raw materials needed to manufacture our new 32-bit products that we began shipping in the third and fourth quarters of 2004. These new products require components with significant lead times. The decline in accounts payable is directly related to the timing of payments to vendors from which we procured raw materials.

Investing cash flows consist principally of capital expenditures and cash invested in marketable securities. Cash used in investing activities declined $4.2 million to $1.7 million for the quarter ended March 31, 2005. This decline is principally due to fewer purchases of marketable securities. Purchases of property, plant and equipment amounting to $1.3 million were principally for upgrades to computer software and hardware, equipment purchases, and leasehold improvements. We intend to spend approximately $6.0 million to $7.0 million over the next nine months for capital expenditures related to leasehold improvements and production equipment due to the expansion of our manufacturing facility in China, and for upgrades of computer software and hardware.

Financing cash flows consist principally of the issuance of common stock, repayment of long-term debt, and cash received from notes receivable from two former stockholders. During 2005, cash provided by financing activities declined $2.3 million due to fewer proceeds from stock options exercises and note repayments from former stockholders. Cash used to repay long-term debt declined $0.2 million from 2004 and is attributable to the pay-off of debt during 2004.

At March 31, 2005 working capital and cash and cash equivalents were $152.2 and $28.5 million, respectively, compared to $159.8 and $23.4 million at December 31, 2004, respectively. Current marketable securities increased $0.1 million from $70.0 million at December 31, 2004 to $70.1 million at March 31, 2005. We believe that these cash reserves and marketable securities combined with our positive operating cash flow will be sufficient to fund our projected liquidity and capital resource requirements through 2005. Additionally, we are considering opportunities to monetize our existing lease portfolio that would substantially increase our cash reserves. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

BACKLOG

We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. As of March 31, 2005, our backlog was $36.8 million, compared to $54.9 million at March 31, 2004. The decrease in backlog is principally related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.

In recent years, customers have shown a reluctance to enter into long-term firm commitments that we would include in backlog. Our backlog is heavily concentrated in the U.S. with 66% and 67%, comprising the total backlog at March 31, 2005 and 2004, respectively. We do not believe that our current backlog is indicative of our near-term sales given that over 63% of our recent sales were generated by our foreign operations, which represent only a marginal percentage of our overall backlog.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2005, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

Our investment portfolio, consisting of fixed income securities, was $70.1 million as of March 31, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2005, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Australian dollar, Brazilian real, British pound, Swedish krona and other European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At March 31, 2005, we had foreign currency forward contracts outstanding in the amount of $23.9 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded, in earnings as foreign currency gains or losses.

We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — International operations pose additional challenges and risks that if not managed could adversely affect our financial results’’

elsewhere in this Report.

At present, we have $8.7 million in debt obligations and there are no borrowings under our line of credit facility at March 31, 2005. As such, our interest rate risk is limited with respect to existing debt.

During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, foreign currency fluctuations (as we discuss in this Item 7A) and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 4. Controls and Procedures

As previously reported in our Form 10-K for the fiscal year ended December 31, 2004, we conducted an examination, under the supervision and with the participation of management, including our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation and the two material weaknesses described below, we concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

The first material weakness was identified as a result of insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases. As a result, quarterly financial statements for the first three quarters in 2004 were restated. The other material weakness was identified as a result of the year-end financial statement close procedures whereby we and our independent registered public accounting firm identified a number of adjustments. We have concluded that controls related to our analysis, evaluation, and review of the Company’s 2004 financial information gave rise to these adjustments and resulted in a material weakness. The specific control deficiencies consisted of:

•	an inappropriate level of review of certain significant financial statement accounts requiring a higher degree of judgment and estimates;

•	insufficient analysis, documentation, review, and oversight of the financial statements of certain foreign subsidiaries during consolidation; and

•	insufficient staffing of the accounting and financial reporting function.

In aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner. The foregoing material weakness resulted in adjustments to certain accounts in our 2004 financial statements, including net investment in sales-type leases, fixed assets, other current and long-term assets, accrued liabilities, revenues, cost of sales and other operating expenses.

During the first quarter of 2005, management began implementing actions to correct these material weaknesses. These included development and communication of new policies and procedures; increased scrutiny and review of unusual transactions and accounting areas requiring higher levels of management judgment; improved oversight of our financial close process (both domestically and internationally); and actions to increase staffing of our accounting and financial reporting function.

While significant progress was made, corrective actions have not been fully completed to permit management to conclude that the above referenced material weaknesses had been fully remediated as of March 31, 2005.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

     Shareholder Class Actions. Since February 2005, the Company, its former Chief Executive Officer and its former Chief Financial Officer were named as defendants in several shareholder class action lawsuits filed in U.S. District Court, District of Arizona, on behalf of purchasers of the Company’s securities during the period from April 30, 2004 to February 3, 2005, alleging violations of the Securities Exchange Act of 1934. These lawsuits are based on our February 2005 announcement that certain leases originated in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that the Company would restate its financial statements for the first three quarters of 2004. The lawsuits seek damages against the defendants in an unspecified amount.

     Shareholder Derivative Actions. Since February 2005, two shareholder derivative actions were filed in the United States District Court, District of Arizona, against the Company, its former Chief Executive Officer, former Chief Financial Officer, and its board of directors alleging breach of fiduciary duty, among other matters. These actions are based on the same facts and circumstances alleged in the shareholder class actions discussed above, and allege that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. The actions seek damages in an unspecified amount against the individual defendants, attorney’s fees and expenses, among other forms of relief. The Company is named solely as a nominal defendant in this action, and no recovery is sought against the Company.

     The Company believes that it has meritorious defenses and intends to vigorously defend against the shareholder class actions and the shareholder derivative actions. While the Company has tendered the defense of these suits to its insurance carrier, its policies provide for substantial retentions, and therefore the cost of defending the suits may affect its net income and cash flows in future periods. In addition, there can be no assurance that the Company will be successful in its defense of these suits, or that the carrier will ultimately provide coverage for the defendants.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2003, the Board of Directors approved a stock repurchase program of up to $10 million of our common stock from time to time when warranted by market conditions. During 2003, the Company purchased 60,000 shares of its common stock for $0.3 million (an average price per share of $4.50). There were no purchases made under this program during the quarter ended March 31, 2005.

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

HYPERCOM CORPORATION
Date: May 10, 2005	By:	/s/ William Keiper
William Keiper
Chairman and Interim Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: May 10, 2005	By:	/s/ G. Grant Lyon
G. Grant Lyon
Interim Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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