Form 10-Q
period 2005-06-30
HYPERCOM CORP
filed 2005-08-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005.
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
Yes ☑ No ☐
Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 5, 2005, was 53,075,633.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     HYPERCOM CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (Amounts in thousands, except share data)

	June 30, 2005
	(unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,887	$23,445
Marketable securities	60,466	69,962
Accounts receivable, net of allowance for doubtful accounts of $2,601 and $2,390, respectively	46,115	59,776
Current portion of net investment in sales-type leases	8,070	9,441
Inventories	39,919	44,455
Prepaid expenses and other current assets	8,940	12,955

Total current assets	196,397	220,034

Property, plant and equipment, net	29,419	29,920
Net investment in sales-type leases	15,848	17,668
Intangible assets, net	4,251	4,475
Other long-term assets	4,557	5,163

Total assets	$250,472	$277,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,228	$27,817
Accrued payroll and related expenses	11,179	8,679
Accrued sales and other taxes	8,806	8,792
Accrued liabilities	12,158	8,308
Deferred revenue	2,679	2,768
Income taxes payable	1,919	3,411
Current portion of long-term debt	8,534	470

Total current liabilities	66,503	60,245

Long-term debt	24	8,359
Other long-term liabilities	4,323	3,284

Total liabilities	70,850	71,888

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,643,822 and 52,254,935 shares outstanding at June 30, 2005 and December 31, 2004, respectively	53	52
Additional paid-in capital	231,579	228,567
Accumulated deficit	(46,265)	(19,969)
Unearned deferred compensation	(498)	(505)
Treasury stock, 689,111 and 290,211 shares (at cost) at June 30, 2005 and December 31, 2004, respectively	(5,247)	(2,773)

Total stockholders’ equity	179,622	205,372

Total liabilities and stockholders’ equity	$250,472	$277,260

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share data)	2005	2004	2005	2004
		(restated)		(restated)
Net revenue:
Product and other	$56,713	$55,564	$104,465	$99,095
Services	7,302	7,495	14,081	13,606

Total net revenue	64,015	63,059	118,546	112,701

Costs of revenue:
Product and other	47,661	30,830	78,346	55,431
Services	6,516	5,375	11,803	9,918
Write-off of deferred contract costs	—	11,305	—	11,305

Total costs of revenue	54,177	47,510	90,149	76,654

Gross profit	9,838	15,549	28,397	36,047
Operating expenses:
Research and development	7,592	6,444	14,850	13,269
Selling, general and administrative	17,950	16,962	38,553	31,847

Total operating expenses	25,542	23,406	53,403	45,116

Loss from continuing operations	(15,704)	(7,857)	(25,006)	(9,069)
Interest income	637	221	1,194	494
Interest expense	(209)	(445)	(383)	(936)
Other income (expense)	(14)	2	(59)	20
Foreign currency loss	(740)	(907)	(1,010)	(1,639)

Loss before income taxes and discontinued operations	(16,030)	(8,986)	(25,264)	(11,130)
Provision for income taxes	(626)	(1,540)	(1,431)	(2,369)

Loss before discontinued operations	(16,656)	(10,526)	(26,695)	(13,499)
Income from discontinued operations	—	—	399	—

Net loss	$(16,656)	$(10,526)	$(26,296)	$(13,499)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.32)	$(0.20)	$(0.51)	$(0.27)
Income from discontinued operations	—	—	0.01	—

Basic and diluted loss per share	$(0.32)	$(0.20)	$(0.50)	$(0.27)

Weighted average common shares:

Basic and diluted	52,478,165	51,411,926	52,434,880	50,812,675

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2005	2004
		(Restated)
Cash flows from continuing operations:
Net loss from continuing operations	$(26,695)	$(13,499)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation/amortization	4,195	4,426
Amortization of deferred financing costs	7	448
Net amortization of discount on marketable securities	(476)	—
Provision for bad debts	1,329	661
Provision for long-term contract accounts receivable	—	1,635
Provision for losses on sales-type leases	1,616	130
Write-down of excess and obsolete inventory	10,888	3,462
Provision for warranty and other product charges	7,093	149
Noncash stock compensation	273	227
Foreign currency loss	721	1,167
Write-off of capitalized software and other assets	480	—
Write-off of deferred contract costs	—	11,305
Changes in operating assets and liabilities, net	3,316	(3,315)

Net cash provided by operating activities	2,747	6,796

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,565)	(3,469)
Acquisition of other assets	—	(1,480)
Software development costs capitalized	(558)	(1,268)
Purchase of marketable securities	(84,021)	(22,000)
Proceeds from the sale or maturity of marketable securities	93,993	7,500

Net cash provided by (used in) investing activities	6,849	(20,717)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(247)	(621)
Proceeds from issuance of common stock	2,747	5,553
Purchase of treasury stock	(2,474)	—
Payments received on advances to stockholders	—	1,056

Net cash provided by financing activities	26	5,988

Effect of exchange rate changes on cash	(148)	(110)

Net increase (decrease) in cash flows from continuing operations	9,474	(8,043)
Net decrease in cash flows from discontinued operations	(32)	(478)
Cash and cash equivalents, beginning of period	23,445	65,415

Cash and cash equivalents, end of period	$32,887	$56,894

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Hypercom Corporation (“Hypercom” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2004.
Reclassification and Restatement
Certain prior year amounts have been reclassified to conform to the current period presentation.
During the fourth quarter of 2004, the Company determined that certain leases originated during the first three quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the quarterly results for the three and six months ended June 30, 2004 have been restated to properly account for the leases as operating leases.
The following table reflects the effect of certain reclassifications and the restatement on the Consolidated Statement of Operations for the three and six months ended June 30, 2004 and Consolidated Statement of Cash Flows for the six months ended June 30, 2004 (in thousands except share data).

	Three Months Ended		Six Months Ended
	As previously		As previously
Selected Statement of Operations Data:	reported	As Restated	reported	As Restated
Net revenue	$64,691	$63,059	$115,454	$112,701
Cost of revenue	48,048	47,510	77,565	76,654
Gross profit	16,643	15,549	37,889	36,047
Foreign currency loss	(911)	(907)	(1,639)	(1,639)
Basic and diluted loss per share	(0.18)	(0.20)	(0.23)	(0.27)

Selected Statement of Cash Flows Data:
Net loss from continuing operations			$(11,657)	$(13,499)
Depreciation and amortization			4,246	4,426
Foreign currency loss			1,639	1,167
Changes in operating asset and liabilities, net			(6,337)	(3,315)
Net cash provided by operating activities			6,272	6,796
Purchase of property, plant and equipment			(2,925)	(3,469)
Net cash used in investing activities			(20,193)	(20,717)

NOTE 2 – BUSINESS REVIEW AND RESTRUCTURING
During the latter part of March 2005, a change in senior management was made at the Company. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. Interim Management commenced a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “2005 Business Review”). The objective of the 2005 Business Review, which is an ongoing process, was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. The plan included the following actions:
•	Implementing an end-of-product-life cycle strategy, including identifying products with near term end-of-life requirements;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in / trade-out programs required for the end-of-product-life cycle strategies;

•	Implementing certain workforce reductions and compensation plan changes;

•	Addressing individual country / regional sales and profitability performance;

•	Reallocating resources based upon market share growth objectives by country in each sales region;

•	Investing in the implementation of a comprehensive product marketing function within the Company’s organization;

•	Evaluation of opportunities for short-, medium- and long-term improvements in cost of revenues; and

•	Many other actions and elements with less material implications.
The following table sets forth the expected costs identified to date in conjunction with the 2005 Business Review, the actual costs incurred through June 30, 2005 and the ending accrued liability balance at June 30, 2005 (in thousands):

			Accrued
	Costs Expected	Costs Incurred	Liability
	to be	Prior to	Balance at
	Incurred	June 30, 2005	June 30, 2005(a)
Revenues and cost of revenues:
Warranty charges and product replacement accruals	$6,782	$126	$6,656
Inventory write-downs, primarily for product end-of-life decisions	9,222	9,222	—
One-time termination benefits and related employment costs	177	—	177

Total charges in revenues and cost of revenues	16,181	9,348	6,833
Charges in operating expenses:
One-time termination benefits and related employment costs	2,021	652	1,369

Total charges	$18,202	$10,000	$8,202

(a)	All accrued liability balances associated with the 2005 Business Review are classified as current liabilities as these amounts are expected to be paid primarily during the 2005 third and fourth quarters with some costs trailing into the first half of 2006.
Charges recorded during the six months ended June 30, 2005 related to the 2005 Business Review include the following:
•	$4.8 million of replacement cost provisions recorded in the second quarter related to certain POS equipment that the Company has elected to provide to certain customers to reduce future warranty costs, increase customer satisfaction, drive future revenue opportunities, and protect the Company’s competitive positioning;

•	$2.0 million ($0.7 million in the first quarter and $1.3 million in the second quarter) of charges related to additional negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$9.2 million ($2.1 million in the first quarter and $7.1 million in the second quarter) of write-downs for inventory primarily related to products at or near end-of-life; and

•	$2.2 million of severance and related provisions in the second quarter related to recent termination and severance of certain executives and employees, and the elimination of certain executive benefits.
In addition to the above costs identified as restructuring related as a result of the 2005 Business Review, we also recorded $3.8 million of charges related to the ongoing operations that are unrelated to restructuring the operations. These charges for the six months ended represent $3.0 million for the three months ended March 31, 2005 primarily related to certain severances and employment agreements, and provisions for increased risk and exposure in the UK lease portfolio and $0.8 million for the three months ended June 30, 2005 for several individually immaterial items.
NOTE 3 — STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations, provided pro forma disclosures of net loss are made as if the fair value based method of accounting, defined by SFAS 123, had been applied.
The Company has elected to continue to measure compensation expense related to employee stock options using the intrinsic value method prescribed by APB 25 and related interpretations, and as a result, no compensation expense is recognized for stock options granted at 100% of the market value of the Company’s stock at the date of grant. The following table represents the effect on net loss and loss per share as if the Company had applied the fair value method and the recognition provisions of SFAS 123 to stock-based employee compensation (amounts in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss, as reported	$(16,656)	$(10,526)	$(26,296)	$(13,499)
Add: Stock-based employee compensation expense included in reported net loss	58	127	273	227
Deduct: Stock-based employee compensation expense determined under fair value methods for all awards	(342)	(713)	(856)	(1,529)
Add: Reversal of stock-based compensation expense for options forfeited prior to vesting	588	5	2,086	95

Pro forma net loss	$(16,352)	$(11,107)	$(24,793)	$(14,706)

Net loss per share:
Basic and diluted, as reported	$(0.32)	$(0.20)	$(0.50)	$(0.27)
Basic and diluted, pro forma	$(0.31)	$(0.22)	$(0.47)	$(0.29)
Weighted average shares used in pro forma computation:
Basic and diluted	52,478,165	51,411,926	52,434,880	50,812,675
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
In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. Under the new rule, the Company is required to adopt SFAS 123R for the three-month period commencing January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company plans to adopt SFAS 123R on January 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to January 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company estimates that the impact of adoption will be an additional expense of approximately $0.7 million after tax for employee stock options granted prior to June 30, 2005. The Company also has an Employee Stock Purchase Plan (ESPP) that provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123R, the discount and option provisions under the ESPP are considered compensatory. The Company believes the incremental compensation cost required by SFAS 123R for the ESSP will not be material to its operating results.
NOTE 4 — MARKETABLE SECURITIES
The Company’s marketable securities are classified as available-for-sale and recorded at fair market value. As of June 30, 2005 and December 31, 2004, amortized cost of the Company’s marketable securities equaled fair market value. Accordingly, there were no unrealized gains and losses as of June 30, 2005 or December 31, 2004.
Proceeds from the sale of available-for-sale securities amounted to $94.0 million and $7.6 million, respectively, for the six month periods ended June 30, 2005 and 2004. Gross realized gains and losses were not material for the six month periods ended June 30, 2005 and 2004.
The Company’s marketable securities and long-term marketable securities consisted of the following at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Marketable securities:
Municipal debt securities	$7,500	$14,900
U.S. government and agency debt securities	38,466	35,962
Preferred equity securities	14,500	19,100

	$60,466	$69,962

At June 30, 2005, all of the Company’s municipal debt securities have maturity dates that exceed five years and all of the Company’s U.S. government and agency debt securities mature prior to December 31, 2005.
NOTE 5 — INVENTORIES
Inventories consist of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Purchased parts	$22,181	$21,083
Work in progress	3,887	5,134
Finished goods	13,851	18,238

	$39,919	$44,455

NOTE 6 – WARRANTIES
The following table reconciles the changes to the product warranty liability for the three and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,444	$1,147	$1,434	$879
Warranty charged to costs of revenue	215	394	769	962
Utilization of warranty	(497)	(714)	(1,041)	(1,014)

Balance at end of period	$1,162	$827	$1,162	$827

NOTE 7 — POTENTIALLY DILUTIVE SECURITIES
Options and warrants that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted loss per share because they were anti-dilutive amounted to 5,845,327 and 9,798,300 share equivalents for the three months ended June 30, 2005 and 2004, respectively, and 5,760,552 and 10,360,623 share equivalents for the six months ended June 30, 2005 and 2004, respectively.
NOTE 8 — EQUITY TRANSACTIONS
During March 2005, the Company granted 50,000 shares of restricted common stock to its Interim Chief Executive Officer. Although the restricted common stock cannot be sold for a period of one year from the grant date, the stock was 100% vested on the grant date. Under the terms of the agreement, the Interim Chief Executive Officer had no other performance criteria to meet in order to earn the stock. Accordingly, the Company recorded compensation expense of $0.2 million during the 2005 first quarter representing the fair market value of the shares at the date of grant. This compensation expense has been recorded as a component of selling, general and administrative expenses.
On June 30, 2005, the Company granted 64,000 shares of restricted common stock to certain members of management. These restricted shares vest on June 30, 2006 provided the employees are still employed by the Company at that time. In June 2005, the Company recorded deferred compensation expense of $0.4 million. This amount will be recognized on a straight-line basis over the one-year vesting period. The Company expects to record compensation expense related to deferred compensation of approximately $0.1 million per quarter through June 30, 2006. Expense with respect to the grants will be reversed in the event the employee receiving the grant leaves the Company prior to vesting in the award.

During March 2005, the Company recorded a reduction of compensation expense of $0.1 million and unearned deferred compensation of $0.3 million due to the cancellation of 60,000 shares of restricted common stock issued to the Company’s former Chief Executive Officer prior to vesting.
During May and June 2005, the Company repurchased 398,900 shares of its common stock at an average purchase price of $6.16 per share, exclusive of commissions.
Additional equity activity during the three and six months ended June 30, 2005 and June 30, 2004 relates to the issuance of common stock under the Company’s Employee Stock Purchase Plan and stock option plans.
NOTE 9 – BRAZILIAN HEALTH MINISTRY CONTRACT
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
During April 2004, the final maintenance phase of the contract expired and the Brazilian Health Ministry informed the Company of their intent to extend the maintenance element of the contract. However, no formal agreement had been entered into regarding the extension of the maintenance element of the contract and no official authoritative answer had been received regarding the pending claim. The Company believed that the delay in payment and extension of the maintenance element of the contract related to an alleged internal scandal within the Brazilian Health Ministry, which the Company believes is unrelated to the Company or the Company’s pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. Accordingly, due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract, the Company recorded a $12.9 million charge to operations during the second quarter of 2004 for all remaining amounts recorded under the contract. The charge consisted of an $11.3 million write-off of deferred contract costs, recorded in cost of revenues and presented separately in the statement of operations, and a $1.6 million reserve against accounts receivable, that was recorded in selling expense. Since the second quarter 2004, the Company has received $1.6 million from the Brazilian Health Ministry, and, accordingly, the $1.6 million accounts receivable reserve was reversed during the second half of 2004. The Company continues to perform maintenance for the Brazilian Health Ministry and all costs related to the maintenance incurred after June 30, 2004 have been expensed as incurred.
The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. No amounts were collected from the Brazilian Health Ministry during the three-month period ended June 30, 2005.

NOTE 10 — INCOME TAXES
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.6 million and $1.4 million for the three and six months ended June 30, 2005, respectively, and $1.5 million and $2.4 million for the three and six months ended June 30, 2004. Income tax expense is principally comprised of income taxes associated with the Company’s profitable foreign locations.
As discussed in the Company’s 2004 Annual Report on Form 10-K, the Company has a full valuation reserve against its deferred tax asset balance existing at December 31, 2004. The Company continues to provide a full valuation reserve against its deferred tax assets as of June 30, 2005. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Due to the Company’s net operating loss position and its provision for a full valuation reserve against its deferred tax assets, the consolidated effective tax rates for the three and six months ended June 30, 2005 and 2004 are not meaningful.
NOTE 11 — DISCONTINUED OPERATIONS
During first quarter 2005, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Company’s 2003 Golden Eagle Leasing purchase and sale agreement.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
In connection with the restatement of the Company’s quarterly results for the first three quarters of 2004 (Notes 2 and 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), the Company, its former chief executive officer, and its former chief financial officer have been named as defendants in several shareholder class action lawsuits and, along with the Board of Directors and a former director, in two shareholder derivative lawsuits. The Company and members of management intend to vigorously defend these suits. While the Company has tendered the defense of these suits to its insurance carrier, its policies provide for substantial retentions, and therefore the cost of defending the suits may affect its net income and cash flows in future periods. In addition, there can be no assurance that the Company will be successful in its defense of these suits, or that the carrier will ultimately provide coverage for the defendants.
The Company is subject to legal proceedings and claims, which have arisen, in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2005 are those that depend most heavily on these judgments and estimates. As of June 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS – Second Quarter

	Three Months Ended June 30,
		% of		% of	Increase
	2005	Revenue	2004 (a)	Revenue	(Decrease)
			(Restated)
Net revenue:
Product and other	$56,713	88.6%	$55,564	88.1%	$1,149
Services	7,302	11.4%	7,495	11.9%	(193)

Total net revenue	64,015	100.0%	63,059	100.0%	956

Costs of revenue:
Product and other	47,661	84.0%	30,830	55.5%	16,831
Services	6,516	89.2%	5,375	71.7%	1,141
Write-off of deferred contract costs	—	0.0%	11,305	20.3%	(11,305)

Total costs of revenue	54,177	84.6%	47,510	75.3%	6,667

Gross profit	9,838	15.4%	15,549	24.7%	(5,711)
Operating expenses:
Research and development	7,592	11.9%	6,444	10.2%	1,148
Selling, general and administrative	17,950	28.0%	16,962	26.9%	988

Total operating expenses	25,542	39.9%	23,406	37.1%	2,136

Loss from continuing operations	(15,704)	-24.5%	(7,857)	-12.5%	(7,847)
Non-operating expenses	(326)	-0.5%	(1,129)	-1.8%	803

Loss before income taxes and discontinued operations	(16,030)	-25.0%	(8,986)	-14.3%	(7,044)
Provision for income taxes	(626)	-1.0%	(1,540)	-2.4%	914

Net loss	$(16,656)	-26.0%	$(10,526)	-16.7%	$(6,130)

Loss per basic and diluted share	$(0.32)		$(0.20)		$(0.12)

RESULTS OF OPERATIONS –Year-to-date

	Six Months Ended June 30,
		% of		% of	Increase
	2005	Revenue	2004(a)	Revenue	(Decrease)
			(Restated)
Net revenue:
Product and other	$104,465	88.1%	$99,095	87.9%	$5,370
Services	14,081	11.9%	13,606	12.1%	475

Total net revenue	118,546	100.0%	112,701	100.0%	5,845

Costs of revenue:
Product and other	78,346	75.0%	55,431	55.9%	22,915
Services	11,803	83.8%	9,918	72.9%	1,885
Write-off of deferred contract costs	—	0.0%	11,305	11.4%	(11,305)

Total costs of revenue	90,149	76.0%	76,654	68.0%	13,495

Gross profit	28,397	24.0%	36,047	32.0%	(7,650)
Operating expenses:
Research and development	14,850	12.5%	13,269	11.8%	1,581
Selling, general and administrative	38,553	32.5%	31,847	28.3%	6,706

Total operating expenses	53,403	45.0%	45,116	40.0%	8,287

Loss from continuing operations	(25,006)	-21.1%	(9,069)	-8.0%	(15,937)
Non-operating expenses	(258)	-0.2%	(2,061)	-1.8%	1,803

Loss before income taxes and discontinued operations	(25,264)	-21.3%	(11,130)	-9.9%	(14,134)
Provision for income taxes	(1,431)	-1.2%	(2,369)	-2.1%	938

Loss before discontinued operations	(26,695)	-22.5%	(13,499)	-12.0%	(13,196)
Income from discontinued operations	399	0.3%	—	0.0%	399

Net loss	$(26,296)	-22.2%	$(13,499)	-12.0%	$(12,797)

Loss per basic and diluted share	$(0.50)		$(0.27)		$(0.23)

a) During the fourth quarter of 2004, the Company determined that certain leases originated during the first three-quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the operating results for the three and six months ended June 30, 2004 have been restated to properly account for the leases as operating leases. See Note 1 to our Consolidated Financial Statements.
BUSINESS REVIEW, RESTRUCTURING AND RELATED CHARGES
During the latter part of March 2005, a change in senior management was made at the Company. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. Interim Management commenced a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “2005 Business Review”). The objective of the 2005 Business Review, which is an ongoing process, was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. The plan included the following actions:
•	Implementing an end-of-product-life cycle strategy, including identifying products with near term end-of-life requirements;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in / trade-out programs required for the end-of-product-life cycle strategies;

•	Implementing certain workforce reductions and compensation plan changes;

•	Addressing individual country / regional sales and profitability performance;

•	Reallocating resources based upon market share growth objectives by country in each sales region;

•	Investing in the implementation of a comprehensive product marketing function within the Company’s organization;

•	Evaluation of opportunities for short-, medium- and long-term improvements in cost of revenues; and

•	Many other actions and elements with less material implications.
The following table sets forth charges recorded in the 2005 first and second quarter in conjunction with the 2005 Business Review (in thousands):

	Charges	Charges	Total Charges
	Recorded	Recorded	Recorded
	in the 2005	in the 2005	in the First Six
	First Quarter	Second Quarter	Months of 2005
Revenue and cost of revenues:
Warranty charges and product replacement accruals	$706	$6,076	$6,782
Inventory write-downs, primarily for product end-of-life decisions	2,132	7,090	9,222
One-time termination benefits and related employment costs		177	177
UK lease portfolio charges	749	140	889
Other	148	161	309

Revenue and cost of revenues total	3,735	13,644	17,379

Operating expenses and income taxes:
One-time termination benefits and related employment costs	1,543	2,021	3,564
Other	525	524	1,049

Operating expenses and income taxes total	2,068	2,545	4,613

	$5,803	$16,189	$21,992

We recorded charges totaling $22.0 million during the first six months of 2005 as a consequence of actions resulting from the 2005 Business Review. These charges consist of the following:
2005 First Quarter
•	$0.7 million of charges related to negotiated warranty work for customer owned product as a result of higher than expected repair costs;

•	$2.1 million of write-downs for inventory primarily related to products at or near end-of-life;

•	$0.8 million of incremental charges and reserves related to realizability of lease receivables and residual values related to the UK lease portfolio;

•	$1.5 million of severance and related provisions in the first quarter related to terminations and severance of certain executives and employees; and

•	$0.7 million of other individually immaterial charges and provisions.
2005 Second Quarter
•	$4.8 million of replacement cost provisions recorded in the second quarter related to certain POS equipment that the Company has elected to provide to certain customers to reduce future warranty costs, increase customer satisfaction, drive future revenue opportunities, and protect the Company’s competitive positioning;

•	$1.3 million of charges related to additional negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$6.2 million of write-downs for product inventory primarily as a result of implementing an end-of-product-life cycle strategy, including identifying products with near term end-of-life requirements;

•	$0.9 million for write-downs of inventory used in our service businesses primarily as a result of the end-of-life strategy;

•	$2.2 million of severance and related provisions in the second quarter related to recent termination and severance of certain executives and employees, and the elimination of certain executive benefits;

•	$0.8 million of other individually immaterial charges and provisions.
The 2005 Business Review, which is an ongoing process, will continue to focus on how the Company is structured and how it goes to market with its products. The decisions we make in the future could result in additional period costs not considered normal operating expenses. However, we believe the costs associated with our end-of-product-life strategies, and addressing and correcting product performance issues, including negotiated warranty and product trade-in/trade-out programs, have now been recognized. Additionally, management identified certain other issues while performing the 2005 Business Review for which insufficient information was known and/or strategic decisions were not implemented as of June 30, 2005. Until we complete the 2005 Business Review, we are unable to estimate the ultimate impact these strategic decisions may have on our financial statements.
NET REVENUE
During the quarter ended June 30, 2005, we recorded net revenues of $64.0 million, a $1.0 million (1.5%) increase over net revenues of $63.1 million in the comparable 2004 period. This increase was primarily due to increased sales in the multi-lane channel in the United States. Partially offsetting the increased revenue in the U.S. was lower net revenues in Sweden primarily for the completion of a portion of a sales contract whereby we provided outsource manufacturing service to one of our larger customers in that region.
For the six-month period ended June 30, 2005, we recorded net revenues of $118.5 million, a $5.8 million (5.2%) increase over net revenues of $112.7 million in the comparable 2004 period. This increase was primarily due to increased POS terminal sales in the United States to multi-lane and processor customers. Partially offsetting this increase was the lower revenue in Sweden as discussed above.
COSTS OF REVENUE
Our costs of revenue includes the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, inventory excess and obsolete provisions as well as loan loss provisions with respect to sales-type leases. During the quarter ended June 30, 2005, we recorded total cost of revenue of $54.2 million, a $6.7 million (14.0%) increase over cost of sales of $47.5 million during the second quarter of 2004. Excluding cost of revenues charges of $13.3 million arising from the 2005 Business Review, cost of revenues during the 2005 second quarter totaled $40.9 million compared to $36.2 million in the 2004 second quarter (excluding the write-off of the deferred contract costs). Absent these incremental charges, product costs of revenues as a percentage of total revenues would have been 61.8% and 55.5% for the second quarters of 2005 and 2004, respectively. This $4.4 million increase in adjusted product cost of revenues is primarily due to reduced average selling prices in the 2005 second quarter for older 8-bit POS products. Additionally, loan loss provisions for the UK lease portfolio were greater in the 2005 second quarter compared to the 2004 second quarter due to increased risk and exposure, largely associated with increased competition in the marketplace. Services cost of revenues during the 2005 second quarter were $5.6 million (76.5% of revenues) excluding charges arising from the 2005 Business Review compared to $5.4 million (71.7% of revenues) for the 2004 second quarter. Fluctuations in service cost of revenues are normal and are principally due to one-off special projects requested by our customers.
During the six-month period ended June 30, 2005, we recorded total cost of revenue of $90.1 million, a $13.4 million (17.6%) increase over cost of revenues of $76.7 million for the six-month period ended June 30, 2004. Excluding cost of revenues charges of $16.7 million arising from the 2005 Business Review, cost of revenues during the six-month period ended June 30, 2005 totaled $73.4 million compared to $65.4 million in the comparable period in 2004 (excluding the write-off of the deferred contract costs). Absent these incremental charges, product costs of revenues as a percentage of total revenues would have been 59.5% and 55.9% for the six-month period ended June 30, 2005 and 2004, respectively. This $7.1 million increase is primarily due to continued pricing pressure. Additionally, loan loss provision charges for the UK lease portfolio were greater in the first half of 2005 than the first half of 2004 due to increased risk and exposure, largely associated with increased competition in the marketplace. Services cost of revenues for the first half of 2005 were $10.9 million (77.2% of revenues) excluding charges arising from the 2005 Business Review compared to $9.9 million (72.9% of revenues) during the first six months of 2004.
WRITE-OFF OF DEFERRED CONTRACT COSTS
During the second quarter of 2004, we recorded an $11.3 million charge to cost of revenue to write-off all costs previously deferred under our long-term contract with the Brazilian Health Ministry. See Note 8 to the Consolidated Financial Statements. Our decision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe that the delay was due to an alleged internal scandal within the Brazilian Health Ministry, which is unrelated to Hypercom or our pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. We continue to actively pursue discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract. However, there is no certainty as to how much will ultimately be collected or that the maintenance contract will ultimately be extended. No amounts were collected from the Brazilian Health Ministry during the three-month period ended June 30, 2005.
GROSS PROFIT
Gross profit as a percentage of net revenues decreased to 15.4% for the 2005 second quarter compared to 24.7% during the 2004 second quarter. Excluding the charges arising from the 2005 Business Review of $13.6 million and the 2004 deferred contract cost write-off, adjusted gross profit percentages were 36.5% and 42.6% for the second quarters of 2005 and 2004, respectively. As noted above, this decrease was primarily due to pricing pressure and greater lease loss provisions in 2005. Additionally, the second quarter 2004 gross margin was abnormally high due to significant amounts of high-margin POS product being shipped to a specific customer. This customer accounted for substantially less volume at reduced gross margin percentages in the 2005 second quarter.
Gross profit as a percentage of net revenues decreased to 24.0% for the six-month period ended June 30, 2005 compared to 32.0% during the comparable period in 2004. Excluding the charges arising from the 2005 Business Review of $17.4 million and the 2004 deferred contract cost write-off, adjusted gross profit percentages were 38.4% and 42.0% for the six-month periods ended June 30, 2005 and 2004, respectively. As noted above, this decrease was primarily due to pricing pressure and greater lease loss charges in 2005.
OPERATING EXPENSES
Research and development (“R&D”) expenses consist mainly of software and hardware engineering costs and the cost of development personnel. R&D expenses for the three months ended June 30, 2005 were $7.6 million (11.9% of net revenue) compared to $6.4 million (10.2% of net revenue) for the three months ended June 30, 2004. R&D expenses for the 2005 second quarter include $0.6 million for severance charges arising from the 2005 Business Review. Excluding these costs, R&D expenses for the 2005 second quarter were $7.0 million (10.9% of net revenue). The balance of the increase from the 2004 second quarter amount is primarily due to lower cost recoveries under customer development projects and greater software development costs not capitalized.
R&D expenses for the six-month period ended June 30, 2005 were $14.8 million (12.5% of net revenue) compared to $13.3 million (11.8% of net revenue) for the six-month period ended June 30, 2004. Excluding costs associated with the 2005 Business Review of $1.0 million, R&D expenses were $13.8 million (11.6% of net revenue) for the six-months ended June 30, 2005. The balance of the increase from the 2004 six-month total is primarily due to lower cost recoveries under customer development projects.
Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative (“SG&A”) expenses. SG&A expenses for the three months ended June 30, 2005 were $18.0 million (28.0% of net revenue) compared to $17.0 million (26.9% of net revenue) for the three months ended June 30, 2004. SG&A expenses for the 2005 second quarter include $2.0 million for severance and other charges arising from the 2005 Business Review while SG&A expenses for the 2004 second quarter include a $1.6 million charge to fully reserve for all outstanding accounts receivable balances with the Brazilian Health Ministry. Excluding these costs, SG&A expenses were $16.0 million (24.9% of net revenue) and $15.3 million (24.3% on net revenue) in the second quarters of 2005 and 2004, respectively. The increase from the 2004 second quarter amount is primarily due to higher professional service costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, addressing our recent class action lawsuits and other patent related lawsuits, and executive recruiting projects.
SG&A expenses for the six-month period ended June 30, 2005 were $38.6 million (32.5% of net revenue) compared to $31.8 million (28.3% of net revenue) for the six-month period ended June 30, 2004. SG&A expenses for the first half of 2005 include $3.7 million for severance and other charges arising from the 2005 Business Review while SG&A expenses for the six-months ended June 30, 2004 include a $1.6 million charge to fully reserve for all outstanding accounts receivable balances with the Brazilian Health Ministry. Excluding these costs, SG&A expenses were $34.9 million (29.3% of net revenue) and $30.2 million (26.8% on net revenue) for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in the adjusted SG&A expenses for the first half of the year is primarily due to professional service costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, incremental legal costs stemming from our recent class action lawsuits and other patent related lawsuits, incremental receivable settlement charges, and an increase in variable selling expenses associated with our increase in revenues.
OPERATING LOSS
Our operating loss for the three months ended June 30, 2005 was $15.7 million compared to $7.9 million in the same period a year ago. The increased operating loss of $7.8 million was due to lower gross profit ($5.7 million) and higher operating expenses ($2.1 million) as noted above.
For the six-month period ended June 30, 2005, we have recorded an operating loss of $25.0 million compared to $9.1 million in the comparable period in 2004. The increased operating loss of $15.9 million was due to lower gross profit ($7.6 million) and higher operating expenses ($8.3 million) as noted above.
NON-OPERATING EXPENSES
Non-operating expenses consists of net interest charges, foreign currency losses, and other income and losses. We earned net interest income of $0.4 million for the quarter ended June 30, 2005 versus incurring net interest expense of $0.2 million for the three months ended June 30, 2004. The increase in net interest is primarily due to higher interest income as a result of our increased marketable securities balance and rising interest rates as well as lower interest expense due to reduced debt fees and the cessation of amortization of certain debt issuance costs in 2004. Foreign currency losses for the three months ended June 30, 2005 and 2004 were $0.7 million and $0.9 million, respectively.
For the six-month period ended June 30, 2005, we earned net interest income of $0.8 million compared to incurring net interest expense of $0.4 million for the comparable period in 2004. The increase in net interest is primarily due to higher interest income as a result of our increased marketable securities balance and rising interest rates as well as lower interest expense due to reduced debt fees and the cessation of amortization of certain debt issuance costs in 2004. Foreign currency losses for the six-month periods ended June 30, 2005 and 2004 were $1.0 million and $1.6 million, respectively. The decrease in foreign currency loss is principally related to favorable exchange rate movements during the first half of 2005.
PROVISION FOR INCOME TAXES
Income tax expense before discontinued operations was $0.6 million and $1.4 million for the three and six months ended June 30, 2005, respectively, compared to $1.5 million and $2.4 million for the three and six months ended June 30, 2004. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.
As discussed in the Company’s 2004 Annual Report on Form 10-K, we have a full valuation reserve against our deferred tax asset balance existing at December 31, 2004. We continue to provide a full valuation reserve against our deferred tax assets as of June 30, 2005. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Due to our net operating loss position and our provision for a full valuation reserve against our deferred tax assets, the consolidated effective tax rates for the three and six months ended June 30, 2005 and 2004 are not meaningful.
INCOME FROM DISCONTINUED OPERATIONS
During the first quarter ended March 31, 2005, we recorded income from discontinued operations of $0.4 million as accruals previously recorded were released due to the expiration of the indemnification period under a prior purchase and sales agreement.
CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and other debt facilities. During the first half of 2005, our primary source of cash was cash generated by our operations as well as cash received from the issuance of employee stock options. We had no borrowings under our revolving line of credit during the first half of 2005.

Cash flows generated from operating activities was $2.7 million for the six months ended June 30, 2005 compared to $6.8 million for the first six months of 2004. This decline is attributable to our decline in profitability resulting from lower average selling price and related declining margins on our products in several markets and severance payments to former executives and other employees who left service during the first quarter of 2005. We anticipate additional declines in operating cash flow in the third and fourth quarters of 2005 associated with the payment of $8.2 million of liabilities recorded at June 30, 2005 related to the 2005 Business Review.
We experienced significant changes in accounts receivable, inventories, and accounts payable during the six months ended June 30, 2005. The decline in accounts receivable since December 31, 2004 is related to collections on our record fourth quarter 2004 sales. Payment terms for most of our customers are generally between 30 and 60 days. Our gross inventory levels have increased principally due to the procurement of raw materials needed to manufacture our new 32-bit products that we began shipping in the third and fourth quarters of 2004. These new products require components with significant lead times. The decline in our accounts payable is directly related to the timing of payments to vendors from which we procure raw materials.
Investing cash flows consist principally of capital expenditures and cash invested in marketable securities. Cash generated by investing activities was $6.8 million for the six months ended June 30, 2005 compared to net cash used for investing activities of $20.7 million during the first six months of 2004. This increase is principally due to proceeds from the sale of marketable securities. In addition, during the second quarter of 2004, we incurred a $1.5 million cash outlay for a loyalty agreement related to our UK leasing operation. There has been no similar cash outlay during 2005. Cash outlays for the development of 32-bit software applications have declined as we have completed the bulk of our development efforts related to our 32-bit product line. Purchases of property, plant and equipment amounting to $2.6 million were principally for upgrades to computer software and hardware, equipment purchases, and leasehold improvements. We intend to spend approximately $5.0 million to $6.0 million over the next six months for capital expenditures related to leasehold improvements and normal tooling and production equipment purchases and for upgrades of computer software and hardware.
Financing cash flows consist principally of the issuance of common stock, repayment of long-term debt, purchase of treasury stock and in 2004, cash received from notes receivable from two former stockholders. During 2005, cash generated by financing activities declined $6.0 million due to fewer proceeds from stock option exercises and note repayments from stockholders and due to a $2.5 million repurchase of treasury stock during the second quarter of 2005. Cash used to repay long-term debt declined $0.4 million from 2004 and is attributable to the pay-off of debt during 2004.
At June 30, 2005 working capital and cash and cash equivalents were $129.9 and $32.9 million, respectively, compared to $159.8 and $23.4 million at December 31, 2004, respectively. Current marketable securities declined $9.5 million from $70.0 million at December 31, 2004 to $60.5 million at June 30, 2005. We believe that these cash reserves and marketable securities combined with our positive operating cash flow will be sufficient to fund our projected liquidity and capital resource requirements through 2005. Additionally, we are considering opportunities to monetize our existing lease portfolio that would substantially increase our cash reserves. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.
BACKLOG
We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. As of June 30, 2005, our backlog was $24.1 million, compared to $51.8 million at June 30, 2004. The decrease in backlog is principally related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.
In recent years, customers have shown a reluctance to enter into long-term firm commitments that we would include in backlog. Our backlog is heavily concentrated in the U.S. with 34% and 55%, comprising the total backlog at June 30, 2005 and 2004, respectively. We do not believe that our current backlog is indicative of our near-term sales.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2005, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of fixed income securities, was $60.5 million as of June 30, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2005, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Australian dollar, Brazilian real, British pound, Swedish krona and other European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At June 30, 2005, we had foreign currency forward contracts outstanding in the amount of $22.2 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded, in earnings as foreign currency gains or losses.
We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — International operations pose additional challenges and risks that if not managed could adversely affect our financial results’’ elsewhere in this Report.
At present, we have $8.6 million in debt obligations collateralized by land and buildings at the Company’s headquarters in Phoenix, Arizona. There were no borrowings under our line of credit facility at June 30, 2005. The debt balance is classified as current at June 30, 2005 because it is collateralized by an unconditional, irrevocable direct pay letter of credit that expires on April 1, 2006. We believe our interest rate risk is limited with respect to existing debt.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this quarterly report, the Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, and due to the material weaknesses in the Company’s internal control over financial reporting (as described below), the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Management’s Remediation Initiatives and Interim Measures.
As previously reported in our Form 10-K for the fiscal year ended December 31, 2004, we conducted an examination, under the supervision and with the participation of management, including our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2004. Based on that evaluation and the two material weaknesses described below, we concluded that, as of December 31, 2004, our internal controls over financial reporting were not effective.
The first material weakness was identified as a result of insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases. As a result, quarterly financial statements for the first three quarters in 2004 were restated. The other material weakness was identified as a result of the year-end financial statement close procedures whereby we and our independent registered public accounting firm identified a number of adjustments. We concluded that controls related to our analysis, evaluation, and review of the Company’s 2004 financial information gave rise to these adjustments and resulted in a material weakness. The specific control deficiencies consisted of:
•	an inappropriate level of review of certain significant financial statement accounts requiring a higher degree of judgment and estimates;
•	insufficient analysis, documentation, review, and oversight of the financial statements of certain foreign subsidiaries during consolidation; and
•	insufficient staffing of the accounting and financial reporting function.
In aggregate, these control deficiencies resulted in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner. The foregoing material weakness resulted in adjustments to certain accounts in our 2004 financial statements, including net investment in sales-type leases, fixed assets, other current and long-term assets, accrued liabilities, revenues, cost of sales and other operating expenses.
During the second quarter of 2005, management continued to implement actions, that were begun during the first quarter, to correct these material weaknesses. These include developing and communicating new policies and procedures; increasing scrutiny and review of unusual transactions and accounting areas requiring higher levels of management judgment; improving oversight of our financial close process (both domestically and internationally); and increasing staffing of our accounting, financial reporting and internal audit functions.
While significant progress continues to be made, corrective actions have not been fully completed to permit management to conclude that the above referenced material weaknesses had been fully remediated as of June 30, 2005. Nonetheless, the Company’s management believes that the consolidated financial statements included in this quarterly report fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the period presented and that this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
Internal Control Over Financial Reporting. Except as noted above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Verve Matters. On July 31, 2004, Verve LLC (“Verve”) filed a complaint with the U. S. International Trade Commission (“ITC”), alleging that certain point of sale terminals sold by Hypercom and several other manufacturers and suppliers of transaction terminals that are used for credit and debit transactions in retail establishments in the U.S. infringe U.S. Patent No. 5,012,077 (“the ‘077 patent”) (which Verve purported to own by assignment from Omron Corporation (“Omron”)), in violation of the Tariff Act of 1930, and seeking an exclusion order barring the importation into the U.S. of point of sale terminals that allegedly infringe the ‘077 patent. On August 31, 2004, the ITC instituted an investigation based on the allegations in Verve’s complaint. On February 7, 2005, following extensive discovery, the ITC Administrative Law Judge (“ALJ”), acting upon Hypercom’s motion, issued an order finding that Verve lacked standing, by itself, to maintain the investigation. Omron failed to join the ITC investigation and, on June 8, 2005, the ALJ issued an initial determination to terminate the investigation. The initial determination became the final agency action following the ITC’s notice that it would not review the ALJ’s decision.
On June 7, 2005, the ALJ issued an order imposing sanctions in the amount of $1 million on Verve, the principals of Verve, and its counsel, payable, jointly and severally, to the United States government. The ALJ based the sanctions order on his findings, including, among others, that Verve, its principals, and its counsel, failed to conduct a proper pre-filing investigation and made misrepresentations in the complaint and to the ITC in the proceeding, which actions were made in bad faith, and constituted an abuse of process. The ITC has stayed enforcement of the sanctions order pending appeal to the ITC. The current deadline for filing a petition for review of the sanctions order is August 26, 2005.
Separate lawsuits filed by Verve against Hypercom in Federal District Courts in California and Michigan alleging infringement of the ‘007 patent and another Omron patent purportedly owned by Verve, previously were dismissed.
On February 4, 2004, Verve filed another lawsuit against Hypercom in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 4,562,341. This lawsuit was transferred to the District of Arizona on December 29, 2004, upon motion by Hypercom, and is currently pending.
On February 25, 2004, Hypercom filed a Declaratory Judgment Action in Federal District Court in Arizona, seeking a declaration that Hypercom does not infringe the patents alleged by Verve in these actions, or any other Omron patent purportedly held by Verve. Hypercom added Omron as a defendant to this action on July 12, 2004. This action is pending, while the parties conduct discovery on issues relating to Verve’s and Omron’s personal jurisdiction defense.
Shareholder Class Actions. In February and March 2005, the Company, its former Chief Executive Officer and its former Chief Financial Officer were named as defendants in several shareholder class action lawsuits filed in U.S. District Court, District of Arizona, on behalf of purchasers of the Company’s securities during the period from April 30, 2004 to February 3, 2005, alleging violations of the Securities Exchange Act of 1934. These lawsuits are based on our February 2005 announcement that certain leases originated in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that the Company would restate its financial statements for the first three quarters of 2004. The lawsuits seek damages against the defendants in an unspecified amount. The court has selected a lead plaintiff that is expected to file a consolidated amended complaint.
Shareholder Derivative Actions. In March 2005, shareholder derivative actions were filed in the United States District Court, District of Arizona and Superior Court of Maricopa County, Arizona, against the Company, its former Chief Executive Officer, former Chief Financial Officer, its board of directors, and a former director, alleging breach of fiduciary duty, among other matters. These actions are based on essentially the same facts and circumstances alleged in the shareholder class actions discussed above, and allege that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. The actions seek damages in an unspecified amount against the individual defendants, attorney’s fees and expenses, among other forms of relief. The Company is named solely as a nominal defendant in these actions, and no recovery is sought against the Company. The Federal Court action has been stayed pending the resolution of expected motions to dismiss the complaint in the shareholder class action.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchases during the three-month period ended June 30, 2005 include the following:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that may
			Part of Publicly	yet be Repurchased
	Total Number	Average Price	Announced Plans	Under the Plan
Period	of Shares	Paid Per Share	or Programs	or Program
April 1, 2005 to April 30, 2005				$9,730,000
May 1, 2005 to May 31, 2005	398,900	$6.16	398,900	7,272,776
June 1, 2005 to June 30, 2005				7,272,776
On May 18, 2005, the Company announced that its Board of Directors had reaffirmed its previously authorized share repurchase program to purchase up to $10 million of the Company’s common stock. The repurchase program was originally approved by the Board of Directors in August 2003. As of June 30, 2005, the Company had repurchased 458,900 shares of common stock at an average price per share of $5.94.

Item 4. Submission of Matters to a Vote of Security Holders
(a) On June 1, 2005, the Company held its Annual Meeting of Stockholders at which the Company’s stockholders elected 3 Class II Directors to serve until the 2007 Annual Meeting of Stockholders.
(b) Election of Directors. All nominees for election as Class II Directors were unopposed and elected as follows:

Election of Directors	For	Withhold
Christopher S. Alexander	40,417,743	4,198,042
William C. Keiper	42,067,248	2,548,537
Phillip J. Riese	42,986,643	1,629,142
The terms of the Class I Directors (Daniel Diethelm and Norman Stout) expire as of the 2006 Annual Meeting of Stockholders.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	First Amendment dated February 15, 2005 to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo Bank, N.A.*

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 9, 2005	By: /s/ William Keiper

William Keiper

Chairman and Interim Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: August 9, 2005	By: /s/ G. Grant Lyon

G. Grant Lyon

Interim Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	First Amendment dated February 15, 2005 to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo Bank, N.A.*

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

**	Furnished herewith.