Form 10-Q
period 2005-09-30
HYPERCOM CORP
filed 2005-11-09
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 4, 2005, was 52,563,784.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,080	$23,445
Marketable securities	43,453	69,962
Accounts receivable, net of allowance for doubtful accounts of $2,845 and $2,390, respectively	52,925	59,776
Current portion of net investment in sales-type leases	6,028	9,441
Inventories	42,301	44,455
Prepaid expenses and other current assets	8,381	12,955

Total current assets	200,168	220,034

Property, plant and equipment, net	29,560	29,920
Net investment in sales-type leases	15,003	17,668
Intangible assets, net	3,875	4,475
Other long-term assets	5,303	5,163

Total assets	$253,909	$277,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,389	$27,817
Accrued payroll and related expenses	10,391	8,679
Accrued sales and other taxes	9,417	8,792
Accrued liabilities	12,919	8,308
Deferred revenue	2,862	2,768
Income taxes payable	2,246	3,411
Current portion of long-term debt	8,443	470

Total current liabilities	70,667	60,245

Long-term debt	20	8,359
Other long-term liabilities	4,218	3,284

Total liabilities	74,905	71,888
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,214,636 and 52,254,935 shares outstanding at September 30, 2005 and December 31, 2004, respectively	54	52
Additional paid-in capital	234,638	228,567
Accumulated deficit	(42,764)	(19,969)
Unearned deferred compensation	(1,210)	(505)
Treasury stock, 1,768,520 and 290,211 shares (at cost) at September 30, 2005 and December 31, 2004, respectively	(11,714)	(2,773)

Total stockholders’ equity	179,004	205,372

Total liabilities and stockholders’ equity	$253,909	$277,260

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
		(restated)		(restated)
Net revenue:
Product and other	$60,419	$56,682	$164,884	$155,777
Services	9,390	6,069	23,471	19,675

Total net revenue	69,809	62,751	188,355	175,452

Costs of revenue:
Product and other	37,121	33,306	115,467	88,737
Services	6,187	5,146	17,990	15,064
Write-off of deferred contract costs	—	—	—	11,305

Total costs of revenue	43,308	38,452	133,457	115,106

Gross profit	26,501	24,299	54,898	60,346

Operating expenses:
Research and development	6,296	6,637	21,146	19,906
Selling, general and administrative	15,374	15,413	53,927	47,260

Total operating expenses	21,670	22,050	75,073	67,166

Income (loss) from continuing operations	4,831	2,249	(20,175)	(6,820)
Interest income	611	289	1,805	783
Interest expense	(221)	(392)	(604)	(1,328)
Other income (expense)	(88)	(1)	(147)	19
Foreign currency loss	(265)	(929)	(1,275)	(2,568)

Income (loss) before income taxes and discontinued operations	4,868	1,216	(20,396)	(9,914)
Provision for income taxes	(1,367)	(907)	(2,798)	(3,276)

Income (loss) before discontinued operations	3,501	309	(23,194)	(13,190)
Income from discontinued operations	—	—	399	—

Net income (loss)	$3,501	$309	$(22,795)	$(13,190)

Basic and diluted income (loss) per share:

Income (loss) before discontinued operations	$0.07	$0.01	$(0.44)	$(0.26)
Income from discontinued operations	—	—	0.01	—

Basic income (loss) per share	$0.07	$0.01	$(0.43)	$(0.26)

Weighted average common shares — basic	52,496,333	51,568,171	52,412,285	51,066,345

Weighted average common shares - diluted	53,632,008	53,946,710	52,412,285	51,066,345

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2005	2004
		(restated)
Cash flows from continuing operations:
Net loss from continuing operations	$(23,194)	$(13,190)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation/amortization	6,442	6,783
Amortization of deferred financing costs	11	526
Amortization of discount on marketable securities	(767)	—
Provision for bad debts	1,440	1,109
Provision for long-term contract accounts receivable	—	1,385
Provision for losses on sales-type leases	3,341	485
Write-down of excess and obsolete inventory	11,083	6,292
Provision for warranty and other product charges	7,666	318
Noncash stock compensation	485	329
Foreign currency loss	533	664
Write-off of capitalized software and other assets	482	56
Write-off of deferred contract costs	—	11,305
Changes in operating assets and liabilities, net	(2,485)	(4,445)

Net cash provided by operating activities	5,037	11,617

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,583)	(4,505)
Acquisition of other assets	—	(1,443)
Software development costs capitalized	(558)	(2,152)
Purchase of marketable securities	(136,242)	(54,407)
Proceeds from the sale or maturity of marketable securities	163,518	7,500

Net cash provided by (used in) investing activities	23,135	(55,007)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(337)	(803)
Proceeds from issuance of common stock	4,883	6,023
Purchase of treasury stock	(8,941)	—
Payments received on advances to stockholders	—	1,056

Net cash (used in) provided by financing activities	(4,395)	6,276

Effect of exchange rate changes on cash	(110)	(31)

Net increase (decrease) in cash flows from continuing operations	23,667	(37,145)
Net decrease in cash flows from discontinued operations	(32)	(746)
Cash and cash equivalents, beginning of period	23,445	65,415

Cash and cash equivalents, end of period	$47,080	$27,524

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Hypercom Corporation (“Hypercom” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
This financial information is intended to be read in conjunction with Hypercom’s audited financial statements and footnotes thereto included in Hypercom’s Annual Report on Form 10-K for the year ended December 31, 2004.
Reclassification and Restatement
Certain prior year amounts have been reclassified to conform to the current period presentation.
During the fourth quarter of 2004, the Company determined that certain leases originated during the first three quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the quarterly results for the three and nine months ended September 30, 2004 have been restated to properly account for the leases as operating leases.
The following table reflects the effect of certain reclassifications and the restatement on the Consolidated Statement of Operations for the three and nine months ended September 30, 2004 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 (in thousands except share data).

	Three Months Ended		Nine Months Ended
	As previously		As previously
Selected Statement of Operations Data:	reported	As Restated	reported	As Restated
Net revenue	$63,173	$62,571	$178,627	$175,452
Cost of revenue	38,560	38,452	116,125	115,106
Gross profit	24,613	24,299	62,502	60,346
Foreign currency loss	(968)	(929)	(2,607)	(2,568)
Basic and diluted income (loss) per share	0.01	0.01	(0.22)	(0.26)

Selected Statement of Cash Flows Data:
Net loss from continuing operations			$(11,073)	$(13,190)
Depreciation and amortization			6,386	6,783
Foreign currency loss			2,607	664
Changes in operating assets and liabilities, net			(9,492)	(4,445)
Net cash provided by operating activities			10,737	11,617
Purchase of property, plant and equipment			(3,783)	(4,505)
Net cash used in investing activities			(54,127)	(55,007)
NOTE 2 – BUSINESS REVIEW AND RESTRUCTURING

During the latter part of March 2005, a change in senior management was made at the Company. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. Interim Management commenced a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “2005 Business Review”). The objective of the 2005 Business Review, which is an ongoing process, is to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. The Business Review included the following actions:
•	Implementing an end-of-product-life cycle strategy, including identifying products with near term end-of-life requirements;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in / trade-out programs required for the end-of-product-life cycle strategies;

•	Implementing certain workforce reductions and compensation plan changes;

•	Addressing individual country / regional sales and profitability performance;

•	Reallocating resources based upon market share growth objectives by country in each sales region;

•	Investing in the implementation of comprehensive product marketing function within the Company’s organization; and

•	Evaluation of opportunities for short, medium and long-term improvements in cost of revenues.
The following table sets forth the expected restructuring costs identified to date in conjunction with the 2005 Business Review, the actual costs incurred through September 30, 2005 and the ending accrued liability balance at September 30, 2005 (in thousands):

		Revisions to the
		Cost Estimates
	Costs Expected	During the Three	Costs Incurred	Accrued Liability
	to be Incurred	Months Ended	Through	Balance at
	as of	September 30,	September 30,	September 30,
	June 30, 2005	2005	2005	2005 (a)
Revenues and cost of revenues:
Warranty charges and product replacement accruals	$6,782	$(15)	$733	$6,034
Inventory write-downs, primarily for product end-of-life decisions	9,222		9,222	—
One-time termination benefits and related employment costs	177		177	—

Total charges in revenues and cost of revenues	16,181	(15)	10,132	6,034
Charges in operating expenses:
One-time termination benefits and related employment costs	2,021	9	1,653	377

Total charges	$18,202	$(6)	$11,785	$6,411

a)	All accrued liability balances associated with the 2005 Business Review are classified as current liabilities as these amounts are expected to be paid primarily during the fourth quarter of 2005 with the balance of costs expected to be paid in the first half of 2006
Charges recorded during the nine months ended September 30, 2005 related to the 2005 Business Review include the following:
•	$4.8 million of replacement cost provisions recorded in the second quarter related to certain POS equipment that the Company has elected to provide to certain customers to reduce future warranty costs, increase customer satisfaction, drive future revenue opportunities, and protect the Company’s competitive positioning;

•	$2.0 million ($0.7 million in the first quarter and $1.3 million in the second quarter) of charges related to additional negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$9.2 million ($2.1 million in the first quarter and $7.1 million in the second quarter) of write-downs for inventory primarily related to products at or near end-of-life; and

•	$2.2 million of severance and related provisions in the second quarter related to recent termination and severance of certain executives and employees, and the elimination of certain executive benefits.
In addition to the above restructuring costs identified as a result of the 2005 Business Review, we also recorded $3.8 million of charges related to the ongoing operations that are unrelated to restructuring the operations during the six months ended June 30, 2005. These charges represent $3.0 million during the three months ended March 31, 2005 primarily related to certain severance and employment agreements, and provisions for increased risk and exposure in the UK lease portfolio and $0.8 million during the three months ended June 30, 2005 for several individually immaterial items.
NOTE 3 — STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, provided pro forma disclosures of net loss are made as if the fair value based method of accounting, defined by SFAS 123, had been applied.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$3,501	$309	$(22,795)	$(13,190)
Add: Stock-based employee compensation expense included in reported net income (loss)	212	102	485	329
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards	(1,012)	(609)	(1,868)	(2,138)
Add: Reversal of stock-based compensation expense for options forfeited prior to vesting	390	37	2,477	132

Pro forma net income (loss)	$3,091	$(161)	$(21,701)	$(14,867)

Net income (loss) per share:
Basic and diluted, as reported	$0.07	$0.01	$(0.43)	$(0.26)
Basic and diluted, pro forma	0.06	0.00	(0.41)	(0.29)
Weighted average shares used in pro forma computation:
Basic	52,496,333	51,568,171	52,412,285	51,066,345
Diluted	53,632,008	51,568,171	52,412,285	51,066,345
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
In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. Under the new rule, the Company is required to adopt SFAS 123R for the three-month period commencing January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted. The Company plans to adopt SFAS 123R on January 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to January 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are or were granted. The Company estimates that the impact of adoption will be an additional expense of approximately $2.0 million after tax for employee stock options granted prior to September 30, 2005. The Company also has an Employee Stock Purchase Plan (the “ESPP”) that provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123R, the discount and option provisions under the ESPP are considered compensatory. The Company believes the incremental compensation cost required by SFAS 123R for the ESSP will not be material to its operating results.
NOTE 4 — MARKETABLE SECURITIES
The Company’s marketable securities are classified as available-for-sale and recorded at fair market value. As of September, 2005 and December 31, 2004, amortized cost of the Company’s marketable securities equaled fair market value. Accordingly, there were no unrealized gains and losses as of September 30, 2005 or December 31, 2004.
Proceeds from the sale of available-for-sale securities amounted to $163.5 million and $7.5 million, respectively, for the nine-month periods ended September 30, 2005 and 2004. Gross realized gains and losses were not material for the nine-month periods ended September 30, 2005 and 2004.
The Company’s marketable securities and long-term marketable securities consisted of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Municipal debt securities	$8,755	$14,900
U.S. government and agency debt securities	23,448	35,962
Preferred equity securities	11,250	19,100

	$43,453	$69,962

At September 30, 2005, all of the Company’s U.S. government and agency debt securities mature prior to December 31, 2005. All other securities are classified as Auction Rate securities that may have maturity dates exceeding 5 years, however, they reset in 7, 28 or 35-day intervals. The frequency of the Auction period generally means these Auction Rates are valued at or near par.
NOTE 5 — INVENTORIES
Inventories consist of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Purchased parts	$26,395	$21,083
Work in progress	4,447	5,134
Finished goods	11,459	18,238

	$42,301	$44,455

NOTE 6 – WARRANTIES
The following table reconciles the changes to the product warranty liability for the three and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,162	$827	$1,434	$879
Warranty charges to cost of revenue	430	448	1,199	1,409
Utilization of warranty	(390)	(278)	(1,431)	(1,291)
Balance at end of period	$1,202	$997	$1,202	$997

NOTE 7 — EARNINGS PER SHARE
The table below provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) before discontinued operations (amounts in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) before discontinued operations	$3,501	$309	$(23,194)	$(13,190)

Denominator:
Weighted average shares of common stock outstanding for basic income (loss) per share	52,496,333	51,568,171	52,412,285	51,066,345
Effect of dilutive stock options and warrants	1,135,675	2,378,539	—	—

Weighted average shares of common stock outstanding for diluted income (loss) per share	53,632,008	53,946,710	52,412,285	51,066,345

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.07	$0.01	$(0.44)	$(0.26)

Options and warrants that could potentially dilute net income (loss) per share in the future that were not included in the computation of diluted loss per share because they were anti-dilutive amounted to 1,751,824 and 2,956,173 share equivalents for the three months ended September 30, 2005 and 2004, respectively, and 4,723,829 and 10,125,547 share equivalents for the nine month periods ended September 30, 2005 and 2004, respectively.
NOTE 8 — EQUITY TRANSACTIONS
On March 31, 2005, the Company hired an interim Chief Executive Officer to replace its former Chief Executive Officer. On August 29, 2005, the Company appointed its interim Chief Executive Officer, William Keiper, as its Chief Executive Officer and President.

During March 2005, the Company recorded a reduction of compensation expense of $0.1 million and unearned deferred compensation of $0.3 million due to the cancellation of 60,000 shares of restricted common stock issued to its former Chief Executive Officer prior to vesting.
During March 2005, the Company granted 50,000 shares of restricted common stock to its interim Chief Executive Officer, William Keiper. Although the restricted common stock cannot be sold for a period of one year from the grant date, the stock was 100% vested on the grant date. Under the terms of the agreement, Mr. Keiper had no other performance criteria to meet in order to earn the stock. Accordingly, the Company recorded compensation expense of $0.2 million during the 2005 first quarter representing the fair market value of the shares at the date of grant. This compensation expense has been recorded as a component of selling, general and administrative expenses.
On June 30, 2005, the Company granted 64,000 shares of restricted common stock to certain members of management. The restricted shares vest on June 30, 2006 provided the members of management are still employed by the Company at that time. The Company recorded $0.4 million in deferred compensation in connection with these shares. Compensation expense will be recognized on a straight-line basis over the one-year vesting period through June 30, 2006. Expense with respect to the grants will be reversed in the event the employees receiving the grant leave the Company prior to vesting in the award. During the 2005 third quarter, the Company recorded compensation expense of $0.1 million as a component of selling, general and administrative expenses.
In conjunction with the appointment of the interim Chief Executive Officer, William Keiper, as the Company’s Chief Executive Officer and President, the Company granted 50,000 shares of restricted common stock to Mr. Keiper during August 2005. The restricted shares vest in August 2006 provided Mr. Keiper is still employed by the Company at that time. The Company recorded $0.3 million in deferred compensation in connection with these shares. Compensation expense will be recognized on a straight-line basis over the one-year vesting period through June 30, 2006. During the 2005 third quarter, the Company recorded compensation expense of $26,000 as a component of selling, general and administrative expenses.
Also, in conjunction with the appointment of William Keiper as the Company’s Chief Executive Officer and President, the Company granted another 100,000 shares of restricted common stock to Mr. Keiper during August 2005. These shares vest over 2005, 2006 and 2007 provided Mr. Keiper meets certain performance criteria as determined by the Company’s Board of Directors. The shares are subject to the variable accounting provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, which require the Company to recognize compensation expense over the service period as the performance criteria are met. Compensation expense accrued during the service period is adjusted for changes in the current market value of the shares. During the third quarter of 2005, the Company recorded compensation expense in connection with these awards of $20,000. Future expense will vary based on changes in the quoted market prices of the shares. Based on the quoted market price at September 30, 2005, the Company would recognize compensation expense of less than $0.1 million per quarter through December 31, 2007.
During the second quarter of 2005, the Company repurchased 398,900 shares of its common stock at an average purchase price of $6.16 per share, exclusive of commissions. During the third quarter of 2005, the Company repurchased 1,079,409 shares of its common stock at an average purchase price of $5.95 per share, exclusive of commissions.
On November 3, 2005, the Company’s Board of Directors authorized a new stock repurchase program to purchase up to an additional $20.0 million of the Company’s common stock.
Additional equity activity during the three and nine months ended September 30, 2005 and September 30, 2004 relates to the issuance of common stock under the Company’s Employee Stock Purchase Plan and stock option plans.
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
The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. During 2005 there have been no contract costs collected from the Brazilian Health Ministry.
NOTE 10 — INCOME TAXES
Income tax expense before discontinued operations for federal, state and foreign taxes was $1.4 million and $2.8 million for the three and nine months ended September 30, 2005, respectively, and $0.9 million and $3.3 million for the three and nine months ended September 30, 2004. Income tax expense is principally comprised of income taxes associated with the Company’s profitable foreign locations.
As discussed in the Company’s 2004 Annual Report on Form 10-K, the Company has a full valuation reserve against its deferred tax asset balance existing at December 31, 2004. The Company continues to provide a full valuation reserve against its deferred tax assets as of September 30, 2005. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Due to the Company’s net operating loss position and its provision for a full valuation reserve against its deferred tax assets, the consolidated effective tax rates for the three and nine months ended September 30, 2005 and 2004 are not meaningful.
NOTE 11 — DISCONTINUED OPERATIONS
During first quarter 2005, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Company’s 2003 Golden Eagle Leasing purchase and sale agreement.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
In connection with the restatement of the Company’s quarterly results for the first three quarters of 2004 (Notes 2 and 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), the Company, its former Chief Executive Officer, and its former Chief Financial Officer have been named as defendants in several shareholder class action lawsuits and, along with the Board of Directors and a former director, in two shareholder derivative lawsuits. The Court has consolidated the shareholder class actions and a consolidated amended class action complaint was filed in August 2005. The Company filed a motion to dismiss the class action in September 2005 that is scheduled for oral argument in January 2006. The Company and members of management intend to vigorously defend these suits. While the Company has tendered the defense of these suits to its insurance carrier, its policies provide for substantial retention, and therefore the cost of defending the suits may affect its net income and cash flows in future periods. In addition, there can be no assurance that the Company will be successful in its defense of these suits, or that the carrier will ultimately provide coverage for the defendants.
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereunder. Words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. These forward-looking statements may include, but are not limited to, projections of revenue or net income and issues that may affect revenue or net income, recognition of costs related to our 2005 Business Review, projections of capital expenditures, future levels of research and development expenditures, plans for future operations, products or services, our ability to fund our projected liquidity and capital requirements from our cash flow from operations and our current cash reserves, our ability to compete and succeed in developing geographic markets and growing vertical markets, and general economic conditions, as well as assumptions relating to the foregoing.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations describe factors, among others, that could contribute to or cause such differences. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements, and that could affect the Company’s results of operations and financial position generally, are set forth in Exhibit 99.1, “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors,” which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
OVERVIEW
Throughout 2005, Executive Management has been conducting a comprehensive business review of the Company’s operations including financial asset and liability assumptions, current product offerings, company personnel, and customer and vendor satisfaction issues (the “2005 Business Review”). Based on the 2005 Business Review and actions taken to date, the Company reported a number of charges in the first and second quarters of 2005. The goal of the 2005 Business Review has been to reposition the Company as a stronger, leaner, more focused and cost efficient competitor in the marketplace. Executive Management believes the majority of charges related to the 2005 Business Review have now been recorded. However, the process started by the 2005 Business Review will be ongoing for at least the balance of the year.
Management believes that industry macro-trends including a wide variety of new technologies such as: wireless, IP, contactless, and signature capture will result in replacement and/or new terminal placement opportunities. Additionally, Management believes there are several large developing geographic markets that could further accelerate growth rates in the industry over the next few years. These macro-trends, combined with the Company’s entry into new vertical segments such as multi-lane, unattended, and quick service restaurants, will provide the Company with the opportunity to grow revenues, profits and market share.
Additionally, Management believes the Company’s strong technology foundation, new product offerings, strengthened management, cash position, cost efficient and focused development and manufacturing operations, and a large existing customer base, are key assets available for the Company to leverage in order to take advantage of current market growth opportunities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2005 are those that depend most heavily on these judgments and estimates. As of September 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS – Third Quarter

	Three Months Ended September 30,
		% of		% of	Increase
	2005	Revenue	2004 (a)	Revenue	(Decrease)
			(restated)
Net revenue:
Product and other	$60,419	86.5%	$56,682	90.3%	$3,737
Services	9,390	13.5%	6,069	9.7%	3,321

Total net revenue	69,809	100.0%	62,751	100.0%	7,058

Costs of revenue:
Product and other	37,121	61.4%	33,306	58.8%	3,815
Services	6,187	65.9%	5,146	84.8%	1,041

Total costs of revenue	43,308	62.0%	38,452	61.3%	4,856

Gross profit	26,501	38.0%	24,299	38.7%	2,202
Operating expenses:
Research and development	6,296	9.0%	6,637	10.6%	(341)
Selling, general and administrative	15,374	22.0%	15,413	24.6%	(39)

Total operating expenses	21,670	31.0%	22,050	35.1%	(380)

Income from operations	4,831	6.9%	2,249	3.6%	2,582
Non-operating income (expense)	37	0.1%	(1,033)	-1.6%	1,070

Income before income taxes	4,868	7.0%	1,216	1.9%	3,652
Provision for income taxes	(1,367)	-2.0%	(907)	-1.4%	(460)

Net income	$3,501	5.0%	$309	0.5%	$3,192

Income per basic and diluted share	$0.07		$0.01		$0.06

RESULTS OF OPERATIONS –Year-to-date

	Nine Months Ended September 30,
		% of		% of	Increase
	2005	Rev	2004 (a)	Rev	(Decrease)
			(restated)
Net revenue:
Product and other	$164,884	87.5%	$155,777	88.8%	$9,107
Services	23,471	12.5%	19,675	11.2%	3,796

Total net revenue	188,355	100.0%	175,452	100.0%	12,903

Costs of revenue:
Product and other	115,467	70.0%	88,737	57.0%	26,730
Services	17,990	76.6%	15,064	76.6%	2,926
Provision for deferred contract costs	—	0.0%	11,305	7.3%	(11,305)

Total costs of revenue	133,457	70.9%	115,106	65.6%	18,351

Gross profit	54,898	29.1%	60,346	34.4%	(5,448)
Operating expenses:
Research and development	21,146	11.2%	19,906	11.3%	1,240
Selling, general and administrative	53,927	28.6%	47,260	26.9%	6,667

Total operating expenses	75,073	39.9%	67,166	38.3%	7,907

Loss from continuing operations	(20,175)	-10.7%	(6,820)	-3.9%	(13,355)
Non-operating expenses	(221)	-0.1%	(3,094)	-1.8%	2,873

Loss before income taxes and discontinued operations	(20,396)	-10.8%	(9,914)	-5.7%	(10,482)
Provision for income taxes	(2,798)	-1.5%	(3,276)	-1.9%	478

Loss before discontinued operations	(23,194)	-12.3%	(13,190)	-7.5%	(10,004)
Income from discontinued operations	399	0.2%	—	0.0%	399

Net loss	$(22,795)	-12.1%	$(13,190)	-7.5%	$(9,605)

Loss per basic and diluted share	$(0.43)		$(0.26)		$(0.17)

(a)	During the fourth quarter of 2004, the Company determined that certain leases originated during the first three-quarters of 2004 were incorrectly accounted for as sales-type leases, rather than operating leases. This accounting error, which relates to approximately 3,200 leases, resulted in an overstatement of net revenue and net operating profit for the first three quarters of 2004. Accordingly, the operating results for the three and nine months ended September 30, 2004 have been restated to properly account for the leases as operating leases. See Note 1 to our Consolidated Financial Statements.
BUSINESS REVIEW, RESTRUCTURING AND RELATED CHARGES
During the latter part of March 2005, a change in senior management was made at the Company. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. Interim Management commenced a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “2005 Business Review”). The objective of the 2005 Business Review, which is an ongoing process, was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. The 2005 Business Review included the following actions:

•	Implementing an end-of-product-life cycle strategy, including identifying products with near term end-of-life requirements;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in / trade-out programs required for the end-of-product-life cycle strategies;

•	Implementing certain workforce reductions and compensation plan changes;

•	Addressing individual country / regional sales and profitability performance;

•	Reallocating resources based upon market share growth objectives by country in each sales region;

•	Investing in the implementation of a comprehensive product marketing function within the Company’s organization; and

•	Evaluation of opportunities for short, medium and long-term improvements in cost of revenues.

The following table sets forth the restructuring and other charges relating to ongoing operations recorded in conjunction with the 2005 Business Review (in thousands):

	First Quarter	Second Quarter
	2005	2005	Total
Revenue and cost of revenues:
Warranty charges and product replacement accruals	$706	$6,076	$6,782
Inventory write-downs, primarily for product end-of-life decisions	2,132	7,090	9,222
One-time termination benefits and			—
related employment costs	—	177	177
Lease portfolio charges	749	140	889
Other	148	161	309

Revenue and cost of revenues total	3,735	13,644	17,379

Operating expenses and other:
One-time termination benefits and related employment costs	1,543	2,021	3,564
Other	525	524	1,049

Operating expenses and other total	2,068	2,545	4,613

	$5,803	$16,189	$21,992

We recorded charges totaling $22.0 million during the first six months of 2005 as a consequence of actions resulting from the 2005 Business Review. These charges consist of the following:
2005 First Quarter
•	$0.7 million of charges related to negotiated warranty work for customer owned product as a result of higher than expected repair costs;

•	$2.1 million of write-downs for inventory primarily related to products at or near end-of-life;

•	$0.8 million of incremental charges and reserves related to realizability of lease receivables and residual values related to the UK lease portfolio;

•	$1.5 million of severance and related provisions in the first quarter related to terminations and severance of certain executives and employees; and

•	$0.7 million of other individually immaterial charges and provisions.
2005 Second Quarter
•	$4.8 million of replacement cost provisions recorded in the second quarter related to certain POS equipment that the Company has elected to provide to certain customers to reduce future warranty costs, increase customer satisfaction, drive future revenue opportunities, and protect the Company’s competitive positioning;

•	$1.3 million of charges related to additional negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$6.2 million of write-downs for product inventory primarily as a result of implementing an end-of-product-life cycle strategy, including identifying products with near term end-of-life requirements;

•	$0.9 million for write-downs of inventory used in our service businesses primarily as a result of the end-of-life strategy;

•	$2.2 million of severance and related provisions in the second quarter related to recent termination and severance of certain executives and employees, and the elimination of certain executive benefits; and

•	$0.8 million of other individually immaterial charges and provisions.
No charges were recorded in the 2005 third quarter related to the 2005 Business Review.
The 2005 Business Review, which is an ongoing process, will continue to focus on how the Company is structured and how it goes to market with its products. The decisions we make in the future could result in additional period costs not considered normal operating expenses. However, we believe the costs associated with our end-of-product-life strategies, and addressing and correcting product performance issues, including negotiated warranty and product trade-in/trade-out programs, have now been recognized. Additionally, management identified certain other issues while performing the 2005 Business Review for which insufficient information was known and/or strategic decisions were not implemented as of September 30, 2005. Until we complete the 2005 Business Review, we are unable to estimate the ultimate impact these strategic decisions may have on our financial statements.
NET REVENUE
During the quarter ended September 30, 2005, we recorded net revenues of $69.8 million, a $7.0 million (11.2%) increase over net revenues of $62.8 million in the comparable 2004 period. Product and other revenues for the 2005 third quarter were $60.4 million (86.5% of total revenues) compared to $56.7 million (90.3% of total revenues) in the 2004 third quarter. Services revenues were $9.4 million (13.5% of total revenues) for the three-month period ended September 30, 2005 compared to $6.1 million (9.7% of total revenues) for same period in 2004. The increase in product and other revenues of $3.7 million was primarily due to increased sales in the multi-lane channel in the United States. The increase in services revenues of $3.3 million related primarily to our service business in Brazil, where we have continued to increase the number of units we service each month.
For the nine-month period ended September 30, 2005, we recorded net revenues of $188.4 million, a $12.9 million (7.4%) increase over net revenues of $175.5 million in the comparable 2004 period. This increase was primarily due to increased product and other revenue ($9.1 million increase) and to a lesser degree services revenues ($3.8 million increase). The increase in product and other revenues relates primarily to POS terminal sales in the United States to multi-lane and processor customers.
COSTS OF REVENUE
Our costs of revenue include the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, inventory excess and obsolete provisions as well as loan loss provisions with respect to sales-type leases. During the quarter ended September 30, 2005, we recorded total cost of revenue of $43.3 million, a $4.8 million (12.6%) increase over cost of revenue of $38.5 million during the third quarter of 2004. Product and other cost of revenue were $37.1 million during the three-months ended September 30, 2005 compared to $33.3 million in the same period of 2004. The 2005 third quarter product cost of revenue includes a $1.5 million charge to write-off a lease receivable balance in Brazil based on our decision to allow a customer to cancel a lease early in exchange for continued service revenue on the leased assets. Services cost of revenue during the 2005 third quarter were $6.2 million (65.9% of revenues) compared to $5.1 million (84.8% of revenues) for the 2004 third quarter. Services cost of revenue was lower as a percentage of total services revenues in the 2005 third quarter primarily to the highly fixed nature of our service business cost structure.
During the nine-month period ended September 30, 2005, we recorded total cost of revenue of $133.5 million, a

$18.4 million (15.9%) increase over cost of revenue of $115.1 million for the nine-month period ended September 30, 2004. Excluding cost of revenue charges of $16.7 million arising from the 2005 Business Review, cost of revenue during the nine-month period ended September 30, 2005 totaled $116.7 million compared to $103.8 million in the comparable period in 2004 (excluding the write-off of a deferred contract costs described below). Absent these incremental charges, product costs of revenue as a percentage of total revenues would have been 61.8% and 59.2% for the nine-month period ended September 30, 2005 and 2004, respectively. This increase in cost of revenue as a percentage of revenues is primarily due to the write-off of a lease receivable balance in Brazil and continued pricing pressure. Additionally, loan loss provision charges for the UK lease portfolio were greater in the first nine months of 2005 than the first nine months of 2004 due to increased risk and exposure, largely associated with increased competition in the marketplace. Services cost of revenue for the first nine months of 2005 were $18.0 million (76.6% of services revenues) compared to $15.1 million (76.6% of services revenues) during the first nine months of 2004.
WRITE-OFF OF DEFERRED CONTRACT COSTS
During the second quarter of 2004, we recorded an $11.3 million charge to cost of revenue to write-off all costs previously deferred under our long-term contract with the Brazilian Health Ministry. See Note 8 to the Consolidated Financial Statements. Our decision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe that the delay was due to an alleged internal scandal within the Brazilian Health Ministry, which is unrelated to Hypercom or our pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. We continue to actively pursue discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract. However, there is no certainty as to how much will ultimately be collected or that the maintenance contract will ultimately be extended. During 2005 there have been no contract costs collected from the Brazilian Health Ministry.
GROSS PROFIT
Gross profit as a percentage of net revenues decreased to 38.0% for the 2005 third quarter compared to 38.7% during the 2004 third quarter. Excluding the lease receivable write-off described above, gross profit as a percentage of revenue would have been 40.1% for the three months ended September 30, 2005. The increase in gross profit percentage relates primarily to increased sales of higher gross margin network products and a higher gross margin point-of-sale terminal product mix.
Gross profit as a percentage of net revenues decreased to 29.1% for the nine-month period ended September 30, 2005 compared to 34.4% during the comparable period in 2004. Excluding the charges arising from the 2005 Business Review of $17.4 million and the 2004 deferred contract cost write-off of $11.3 million, adjusted gross profit percentages were 38.2% and 40.8% for the nine-month periods ended September 30, 2005 and 2004, respectively. This decrease was primarily due to increased pricing pressure from our competitors and greater lease loss charges in 2005.
Gross profit as a percentage of revenue can vary significantly depending upon the specific quarterly revenue mix of customers, products and services; relative revenue contribution by geographic region; variation in manufacturing costs; and other factors.
OPERATING EXPENSES
Research and development (“R&D”) expenses consist mainly of software and hardware engineering costs and the cost of development personnel. R&D expenses for the three months ended September 30, 2005 were $6.3 million (9.0% of net revenue) compared to $6.6 million (10.6% of net revenue) for the three months ended September 30, 2004. The decrease in R&D costs during the 2005 third quarter primarily resulted from cost reductions implemented during the 2005 Business Review.
R&D expenses for the nine-month period ended September 30, 2005 were $21.1 million (11.2% of net revenue) compared to $19.9 million (11.3% of net revenue) for the nine-month period ended September 30, 2004. Excluding costs associated with the 2005 Business Review of $1.0 million, R&D expenses were $20.1 million (10.6% of net revenue) for the nine-months ended September 30, 2005. The balance of the increase from the 2004 nine-month total is primarily due to lower cost recoveries under customer development projects partially offset by cost reductions in the 2005 third quarter.
Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative (“SG&A”) expenses. SG&A expenses for the three months ended September 30, 2005 were $15.4 million (22.0% of net revenue) compared to $15.4 million (24.6% of net revenue) for the three months ended September 30, 2004. The decline in SG&A expenses as a percentage of revenues is primarily attributable to cost savings resulting from actions arising from the 2005 Business Plan.
SG&A expenses for the nine-month period ended September 30, 2005 were $53.9 million (28.6% of net revenue) compared to $47.3 million (26.9% of net revenue) for the nine-month period ended September 30, 2004. SG&A expenses for the first nine months of 2005 include $3.6 million for severance and other charges arising from the 2005 Business Review while SG&A expenses for the nine-months ended September 30, 2004 include a net $1.4 million charge to fully reserve for all outstanding accounts receivable balances with the Brazilian Health Ministry. Excluding these costs, SG&A expenses were $50.3 million (26.6% of net revenue) and $45.9 million (26.1% on net revenue) for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase in the adjusted SG&A expenses for the first nine months of the year is primarily due to professional service costs to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, incremental legal costs stemming from our recent class action lawsuits and other patent related lawsuits, incremental receivable settlement charges, and an increase in variable selling expenses associated with our increase in revenues.
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
Our operating income from continuing operations for the three months ended September 30, 2005 was $4.8 million compared to $2.2 million in the same period a year ago. The increase in operating income of $2.6 million was due to higher gross profit ($2.2 million) and lower operating expenses ($0.4 million) as noted above.
For the nine-month period ended September 30, 2005, we have recorded an operating loss of $20.2 million compared to an operating loss of $6.8 million in the comparable period in 2004. The increased operating loss of $13.4 million was due to lower gross profit ($5.5 million) and higher operating expenses ($7.9 million) as noted above.
NON-OPERATING EXPENSES
Non-operating expenses consists of net interest charges, foreign currency losses, and other income and expenses. We earned net interest income of $0.4 million for the quarter ended September 30, 2005 versus incurring net interest expense of $0.1 million for the three months ended September 30, 2004. The increase in net interest is primarily due to higher interest income as a result of our increased cash and marketable securities balances, rising interest rates as well as lower interest expense due to reduced debt fees and the cessation of amortization of certain debt issuance costs in 2004. Foreign currency losses for the three months ended September 30, 2005 and 2004 were $0.3 million and $0.9 million, respectively. The decrease in foreign currency losses is primarily due to reduced consulting fees and more efficient hedging of our foreign currency exposure.
For the nine-month period ended September 30, 2005, we earned net interest income of $1.2 million compared to incurring net interest expense of $0.5 million for the comparable period in 2004. The increase in net interest is primarily due to higher interest income as a result of our increased marketable securities and cash balances, rising interest rates as well as lower interest expense due to reduced debt fees and the cessation of amortization of certain debt issuance costs in 2004. Foreign currency losses for the nine-month periods ended September 30, 2005 and 2004 were $1.3 million and $2.6 million, respectively. The decrease in foreign currency loss is principally related to reduced consulting fees, more efficient hedging of our foreign currency exposure and favorable exchange rate movements during the first nine months of 2005.
PROVISION FOR INCOME TAXES
Income tax expense before discontinued operations was $1.4 million and $2.8 million for the three and nine months ended September 30, 2005, respectively, compared to $0.9 million and $3.3 million for the three and nine months ended September 30, 2004. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.
As discussed in the Company’s 2004 Annual Report on Form 10-K, we have a full valuation reserve against our deferred tax asset balance existing at December 31, 2004. We continue to provide a full valuation reserve against our deferred tax assets as of September 30, 2005. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Due to our net operating loss position and our provision for a full valuation reserve against our deferred tax assets, the consolidated effective tax rates for the three and nine months ended September 30, 2005 and 2004 are not meaningful.
INCOME FROM DISCONTINUED OPERATIONS
During the first quarter ended March 31, 2005, we recorded income from discontinued operations of $0.4 million as accruals previously recorded were released due to the expiration of the indemnification period under a prior purchase and sales agreement.
CASH FLOWS, LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and other debt facilities. During nine months of 2005, our primary source of cash has been cash generated by our operations as well as cash received from the issuance of employee stock options. We have had no borrowings under our revolving line of credit during 2005.
Cash flows generated from operating activities were $5.0 million for the nine months ended September 30, 2005 compared to $11.6 million for the first nine months of 2004. This decline is attributable to our decline in profitability resulting from lower average selling price and related declining margins on our products in several markets and severance payments to former executives and other employees who left service during 2005. We anticipate additional declines in operating cash flow in the fourth quarter of 2005 associated with the payment of $6.4 million of liabilities recorded at September 30, 2005 related to the 2005 Business Review.
We experienced significant changes in accounts receivable, accounts payable, and income taxes payable during the nine months ended September 30, 2005. The decline in accounts receivable since December 31, 2004 is related to collections on our record fourth quarter 2004 sales. Payment terms for most of our customers are generally between 30 and 60 days. Changes in our accounts payable is directly related to the timing of payments to vendors from which we procure raw materials. Changes in income taxes payable is directly related to the timing of payments to taxing authorities in our foreign operations.
Investing cash flows consist principally of capital expenditures and cash invested in marketable securities. Cash generated by investing activities was $23.1 million for the nine months ended September 30, 2005 compared to net cash used for investing activities of $55.0 million during the first nine months of 2004. This increase is principally due to net proceeds from the sale of marketable securities. During the first nine months of 2005, we had net proceeds on the sale of marketable securities of $27.3 million whereas in the first nine months of 2004 we have net purchases of marketable securities of $46.9 million. In addition, during the nine months ended September 30, 2004, we incurred a $1.5 million cash outlay for a loyalty agreement related to our UK leasing operation. There has been no similar cash outlay during 2005. Cash outlays for the development of 32-bit software applications have declined as we have completed the bulk of our development efforts related to our 32-bit product line. Purchases of property, plant and equipment amounting to $3.6 million during the first nine months of 2005 were principally for upgrades to computer software and hardware, equipment purchases, and leasehold improvements. We intend to spend approximately $1.0 million to $3.0 million over the next three months for capital expenditures related to leasehold improvements and normal tooling and production equipment purchases and for upgrades of computer software and hardware.
Financing cash flows consist principally of the issuance of common stock, repayment of long-term debt, purchase of treasury stock and in 2004, cash received from notes receivable from two former stockholders. During the first nine months of 2005, cash used by financing activities totaled $4.4 million and was principally driven by $8.9 million in treasury stock repurchases and debt repayments of $0.3 million. This use of cash was partially offset by the proceeds from the issuance of common stock under stock options of $4.9 million.
At September 30, 2005, cash, cash equivalents and marketable securities were $90.5 million compared to $93.4 million at September 30, 2004. We believe that these cash reserves and marketable securities combined with our positive operating cash flow will be sufficient to fund our projected liquidity and capital resource requirements through 2005. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.
On November 3, 2005, the Company’s Board of Directors authorized a new stock repurchase program to purchase up to an additional $20 million of the Company’s common stock.
BACKLOG
We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. As of September 30, 2005, our backlog was $27.1 million, compared to $49.5 million at September 30, 2004. The decrease in backlog is principally related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.
In recent years, customers have shown a reluctance to enter into long-term firm commitments that we would include in backlog. We do not believe that our current backlog is indicative of our near-term sales.
DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
Future estimated significant contractual obligations discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2004, have not materially changed.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2005, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of fixed income securities, was $43.5 million as of September 30, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2005, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Australian dollar, Brazilian real, British pound, Swedish krona and other European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At September 30, 2005, we had foreign currency forward contracts receivable outstanding in the amount of $24.2 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded, in earnings as foreign currency gains or losses.
We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See Exhibit 99.1, “Cautionary Statement Regarding Forward-Looking Statements and Risk Factors.’’

At present, we have $8.5 million in debt obligations principally collateralized by land and buildings at the Company’s headquarters in Phoenix, Arizona. There were no borrowings under our line of credit facility at September 30, 2005. The debt balance is classified as current at September 30, 2005 because it is collateralized by an unconditional, irrevocable direct pay letter of credit that expires on April 1, 2006. We believe our interest rate risk is limited with respect to existing debt.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this quarterly report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, and due to the material weaknesses in the Company’s internal control over financial reporting (as described below), the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Management’s Remediation Initiatives and Interim Measures.
As previously reported in our Form 10-K for the fiscal year ended December 31, 2004, we conducted an examination, under the supervision and with the participation of management, including our former Chief Executive Officer and former Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2004. Based on that evaluation, which resulted in identification of the two material weaknesses described below, we concluded that, as of December 31, 2004, our internal controls over financial reporting were not effective.
The first material weakness was identified as a result of insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases. As a result, quarterly financial statements for the first three quarters in 2004 were restated. The other material weakness was identified as a result of the year-end financial statement close procedures whereby we and our independent registered public accounting firm identified a number of adjustments. We concluded that control deficiencies related to our analysis, evaluation, and review of the Company’s 2004 financial information gave rise to these adjustments and resulted in a material weakness. The specific control deficiencies consisted of:
•	an inappropriate level of review of certain significant financial statement accounts requiring a higher degree of judgment and estimates;

•	insufficient analysis, documentation, review, and oversight of the financial statements of certain foreign subsidiaries during consolidation; and

•	insufficient staffing of the accounting and financial reporting function.

In aggregate, these control deficiencies resulted in a more than remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected in a timely manner. The foregoing material weakness resulted in adjustments to certain accounts in our 2004 financial statements, including net investment in sales-type leases, fixed assets, other current and long-term assets, accrued liabilities, revenues, cost of revenue and other operating expenses.
During the third quarter of 2005, we continued to implement actions, begun during the first quarter, to correct these material weaknesses. These include: (i) developing and communicating new policies and procedures, (ii) increasing scrutiny and review of unusual transactions and accounting areas requiring higher levels of management judgment, (iii) improving oversight of our financial close process (both domestically and internationally), and (iv) increasing staffing of our accounting, financial reporting and internal audit functions.
While significant progress has been made, corrective actions have not been fully completed to permit us to conclude that the above referenced material weaknesses had been fully remediated as of September 30, 2005. However, we believe that the consolidated financial statements included in this quarterly report fairly present in all material respects the Company’s financial condition, results of operations and cash flow for the period presented and that this quarterly report does not contain any untrue material facts or omission of material facts necessary to make the financial statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company currently is a party to various legal proceedings, including those noted below, as well as those described in Item 3, “Legal Proceedings,” contained in Part I of our most recent Annual Report on Form 10-K, and in Item I “Legal Proceedings,” contained in Part II of our subsequent Quarterly Reports on Form 10-Q. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on our financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on our financial position or results of operations in the period in which the ruling occurs or in future periods.
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

On June 7, 2005, the ALJ issued an order imposing sanctions in the amount of $1 million on Verve, the principals of Verve, and its counsel, payable, jointly and severally, to the United States government. The ALJ based the sanctions order on his findings, including, among others, that Verve, its principals, and its counsel, failed to conduct a proper pre-filing investigation and made misrepresentations in the complaint and to the ITC in the proceeding, which actions were made in bad faith, and constituted an abuse of process. The ITC has stayed enforcement of the sanctions order pending the outcome of Verve’s petition for ITC review of the sanctions order.
On February 4, 2004, Verve filed another lawsuit against Hypercom in the United States District Court for the Western District of Texas alleging infringement of United States Patent No. 4,562,341. This lawsuit was transferred to the District of Arizona on December 29, 2004, upon motion by Hypercom. During a scheduling conference in September 2005, the Court requested that the parties file briefs regarding the applications of Verve’s counsel to appear pro hac vice. Following the filing of the parties’ briefs, Verve’s counsel withdrew their pro hac vice applications, and the Court ordered that substitute counsel file an appearance by October 28, 2005. On October 3, 2005, Hypercom filed a motion for leave to file an amended answer and counterclaims alleging malicious prosecution and abuse of process by Verve, its counsel, and two individuals associated with them, and seeking damages, attorneys’ fees and costs.
On February 25, 2004, Hypercom filed a Declaratory Judgment Action in Federal District Court in Arizona, seeking a declaration that Hypercom does not infringe the patents alleged by Verve in these actions, or any other Omron patent purportedly held by Verve. Hypercom added Omron as a defendant to this action on July 12, 2004. Verve and Omron moved to dismiss the Company’s claims, and after limited discovery, the Court denied the motions. On August 29, 2005, Hypercom dismissed Verve as a defendant for strategic reasons. The Court has set a scheduling conference for November 21, 2005.
Shareholder Class Actions. In February and March 2005, the Company, its former Chief Executive Officer and its former Chief Financial Officer were named as defendants in several shareholder class action lawsuits filed in U.S. District Court, District of Arizona, on behalf of purchasers of the Company’s securities during the period from April 30, 2004 to February 3, 2005, alleging violations of the Securities Exchange Act of 1934. These lawsuits are based on our February 2005 announcement that certain leases originated in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that the Company would restate its financial statements for the first three quarters of 2004. The lawsuits seek damages against the defendants in an unspecified amount. The lead plaintiffs’ consolidated amended class action complaint was filed in Federal Court in Phoenix on August 9, 2005. Hypercom filed a motion to dismiss for failure to state a claim on September 22, 2005. The plaintiff’s opposition brief was due on November 7, 2005, and Hypercom’s reply brief is due December 7, 2005. The Court has set oral argument on Hypercom’s motion to dismiss for January 6, 2006.
Shareholder Derivative Actions. In March 2005, shareholder derivative actions were filed in the United States District Court, District of Arizona and Superior Court of Maricopa County, Arizona, against the Company, its former Chief Executive Officer, former Chief Financial Officer, its board of directors, and a former director, alleging breach of fiduciary duty, among other matters. These actions are based on essentially the same facts and circumstances alleged in the shareholder class actions discussed above, and allege that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. The actions seek damages in an unspecified amount against the individual defendants, attorney’s fees and expenses, among other forms of relief. The Company is named solely as a nominal defendant in these actions, and no recovery is sought against the Company. The Federal Court action has been stayed pending the resolution of the motion to dismiss the consolidated amended class action complaint in the shareholder class action.
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
Ryan Appeal. On September 20, 2005, the Arizona Court of Appeals entered an Order affirming the April 2004 judgment of the trial court entered upon the jury verdict enforcing Ryan’s 1998 settlement agreement with

Hypercom and dismissing her claims against Hypercom and two former executives. On October 27, 2005, Ryan filed a petition for review of that Order with the Arizona Supreme Court.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximately
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares that May
	(a) Total Number of	(b) Average Price	of Publicly	Yet Be Purchased
	Shares (or Units)	Paid per Share (or	Announced Plans	Under the Plans or
Period	Purchased	Unit)	or Programs	Programs
Month #1 (July 1, 2005 to July 31, 2005)	—	—	—	—
Month #2 (August 1, 2005 to August 31, 2005)	1,079,409	$5.95	1,079,409	849,153
Month #3 (September 1, 2005 to September 30, 2005)
On May 18, 2005, the Company announced that its Board of Directors had reaffirmed its previously authorized share repurchase program to purchase up to $10 million of the Company’s common stock. The Board of Directors originally approved the repurchase program in August 2003. As of September 30, 2005, the Company had repurchased 1,538,309 shares of common stock at an average price per share of $5.95 under this share repurchase program.
On November 3, 2005, the Company’s Board of Directors authorized a new stock repurchase program to purchase up to an additional $20 million of the Company’s common stock.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	First Amendment to Employment Agreement, dated August 23, 2005 by and between G. Grant Lyon and Hypercom Corporation*†

10.2	Second Amendment to Employment Agreement, dated October 19, 2005 by and between G. Grant Lyon and Hypercom Corporation*†

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

†	Management or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION
Date: November 9, 2005	By: /s/ William Keiper
William Keiper

Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: November 9, 2005	By: /s/ G. Grant Lyon
G. Grant Lyon

Interim Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	First Amendment to Employment Agreement, dated August 23, 2005 by and between G. Grant Lyon and Hypercom Corporation*†

10.2	Second Amendment to Employment Agreement, dated October 19, 2005 by and between G. Grant Lyon and Hypercom Corporation*†

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Cautionary Statement Regarding Forward-Looking Statements and Risk Factors *

*	Filed herewith.

†	Management or compensatory plan or agreement.