Form 10-K
period 2005-12-31
HYPERCOM CORP
filed 2006-03-16
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-13521

Hypercom Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2851 West Kathleen Road,
Phoenix, Arizona 85053
(Address of principal executive offices) (Zip Code)
(602) 504-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value per share	New York Stock Exchange
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $336,738,390 based on the closing sale price as reported on the New York Stock Exchange.

Class	Outstanding at March 1, 2006

Common Stock, $.001 par value per share	53,029,519 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2006 (Proxy Statement)	Part III (Items 10, 11, 12, 13 and 14)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This report and certain information incorporated by reference herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In passing the Private Securities Litigation Reform Act of 1995, as amended (the “Reform Act”), Congress encouraged public companies to make “forward-looking statements” by creating a safe harbor to protect companies from securities law liability in connection with such forward-looking statements. We intend to qualify both our written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.
      “Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully expand our business; our ability to effectively hedge our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters, including the shareholder class action and shareholder derivative actions, on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.
      We provide the risk factor disclosure contained in “Item 1A — Risk Factors” of this Annual Report on Form 10-K in connection with our continuing effort to qualify our written and oral forward-looking statements under the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Many of the important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include such risks contained in our “Risk Factors” section.

PART I
      Unless otherwise indicated, the terms “Hypercom,” “the Company,” “we,” “our,” and “our business” refer to Hypercom Corporation and its subsidiaries on a consolidated basis.

Item 1.	Business
General
      Hypercom Corporation is one of the largest global providers of complete electronic payment solutions and value-added services at the point-of-transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction management through a wealth of applications, technology and value-added services. Our customers include large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the transportation, healthcare, prepaid card and quick service restaurant (“QSR”) industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, support of past and future technologies and the quality and reliability of our products. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.
      We believe our strength lies in our people and our commitment of delivering consistent value to our customers. We will continue to enhance our product and service portfolio, and make long-term investments in technology for the evolving needs of current and future customers. We are positioned to meet the increased demands of the marketplace and capitalize on key geographic and vertical segment opportunities in order to achieve our goal of increasing our market share and profitability.
Business History
      We design, manufacture and sell electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, we provide directly, or through qualified contractors, support and related services that complement and enhance our hardware and software products.
      Founded in 1978, in Australia, our operations were primarily focused on Asian markets until 1987, when we expanded our operations into the United States, and later into Europe, Latin America and the Middle East.
      We reincorporated in 1996 under the laws of Delaware and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the Australian corporation and its subsidiaries. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange under the symbol “HYC.”
      With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional sales headquarters are located in Brazil, China, Hungary, Mexico, and the United Kingdom.
Electronic Payment Industry
      Over the past several decades, consumers worldwide have increasingly utilized card-based payment methods, such as credit, debit, and gift cards, to replace checks and cash. Card-based payments require the use of a point-of-sale terminal capable of reading a cardholder’s account information from the card’s magnetic stripe or chip and combining this information with the amount of the sale. The terminal electronically captures and securely transmits this transaction information over a communications network to an authorized computer data center and then displays the returned approval or denial response.
      The structure of the electronic payments industry is best described by examining the entities involved and their relationship to one another. Card associations, such as Visa and MasterCard, license their “brand” to card issuers, such as banks, and also define the standards that terminals must meet to be certified for use in their respective networks. Bank acquirers and their agents sign up merchants, install POS terminal equipment, capture the transaction data, and route it through the credit or debit card network to obtain transaction approval. Payment processors authorize the customers’ transactions, providing a tally of these transactions to merchants and transfer funds to merchants to cover card purchases. Issuers provide consumers with the payment card and settle their accounts. Equipment manufacturers make the terminal hardware and software and, in our case, also the network equipment upon which high-performance and secure payment processing networks rely. Transaction transport providers facilitate the delivery of the transaction data and provide the physical network framework between merchants and payment processors. This structure may vary in each geographic region or country where multiple functions may be performed by a single entity such as a bank.
      Card associations, bank card issuers/acquirers and payment processors are differentiating their offerings, in part, by offering value-added applications and incorporating innovative technologies including contactless and biometrics. As a result, electronic payment systems that can run multiple value-added applications and incorporate emerging technologies are becoming increasingly important in today’s market.
      Payment systems require an extremely high level of reliability and security, as even an apparently small system failure or a security breach can have extremely serious consequences. The electronic payment industry operates in a sophisticated environment of dedicated systems, applications, specialized hardware products and access networks. It will continue to evolve as the demands of the market and the rules that govern standards and security change rapidly.

Market Size and Constraints
      The POS terminal market is highly concentrated with the top four POS terminal manufacturers accounting for the majority of terminals shipped. The remaining portion of the market is spread among approximately 30 manufacturers who compete on either a regional or local country basis, within specific market segments or with a limited range of products and services. We believe the following market constraints are barriers to entry and may restrict future growth for manufacturers in our industry:

•	Price. Pricing is a significant consideration in our customers’ purchase decisions. Consequently, terminal manufacturers have been increasingly challenged to deliver products and services that target critical specifications at competitive price points.

•	Scale. The design, manufacture and distribution of POS terminals on a global basis requires a significant investment in development, manufacturing and distribution resources. As a result, smaller or regional manufacturers may have limited ability to compete with larger manufacturers who can spread costs on a broader basis at higher volumes.

•	Certification Standards and Costs. All payment solutions must be certified with card associations, financial institutions and payment processors. A certification can be a lengthy and expensive undertaking. Many terminal manufacturers in the industry lack the relationships, knowledge and experience necessary to obtain these certifications quickly and cost-effectively, thereby limiting or delaying their time to market and overall competitiveness.

•	Commitment to Future Technologies. New standards, regulations and certifications in the electronic payment industry require terminal manufacturers to continually develop new technologies that enhance the performance and profitability of both customers and end-users. This commitment requires significant annual investment in research and development.

•	Global Presence. Large customers may prefer terminal manufacturers that have a global presence with the ability to provide services and support in many geographic regions. Smaller or regional manufacturers, while they may be competitive in their niche, may not be able to provide cost-effective equipment, services and support on a global scale for larger customers.

Market Growth Drivers
      The following are a number of factors that have contributed to recent growth in our industry and we believe will continue to do so in the near future:

•	Security and Interoperability Standards. New industry security standards and interoperability standards are driving recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors as well as comply with government and telecommunication company regulations. The major card associations have introduced new security standards to address the growing need for transaction security. The two major security initiatives in the industry are EMV and PCI. EMV is a set of global specifications for cards, terminals, and applications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. The move to comply with EMV specifications is expected to significantly promote terminal replacement especially in regions such as Europe, Asia/ Pacific and Latin America where EMV implementation conversion dates have been established. Visa International and MasterCard International recently cooperated on the development and release of the Payment Card Industry (PCI) specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous standards separately issued by Visa and MasterCard and will drive additional terminal replacement. In the U.S., payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications can be time intensive and is required by U.S. payment processors. Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, the Netherlands, New Zealand, Singapore, Sweden and Switzerland have particularly stringent and specific security standards. Electronic payment systems also must comply with recommendations of quasi-regulatory authorities and standard-setting committees, which address, among other things, fraud prevention, processing protocols and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. These complex and evolving requirements will provide an opportunity for replacement with newly certified electronic payment systems.

•	Broadband & Internet Protocol (IP). IP connectivity provides faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees to allow more merchants to utilize IP networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, many of which have previously been primarily cash-only industries such as QSRs.

•	Contactless. Contactless technology creates a convenient way to pay for goods and services. It is an emerging technology and rapidly gaining acceptance. It can deliver extremely fast transaction times, reduce waiting times and eliminate the need for paper receipts. It is especially suitable for access control and use in employee cafeterias, QSRs, gas stations and public transit systems.

•	Wireless. Wireless electronic payment solutions are being developed to increase transaction efficiency and mobility. Wireless terminals can provide consumers with additional security by allowing them to maintain control of their payment card at all times. Additionally, the cost per transaction using wireless terminals may be lower than that of wired terminals in regions burdened with high telecommunications costs such as Europe and Asia/ Pacific. It also enables terminal deployment in those regions lacking an established landline telecommunications infrastructure. We provide IP, Code-Division Multiple

Access (CDMA), General Packet Radio Service (GPRS) and wi-fi connectivity across our range of wireless products.

•	Debit. Debit is the dominant payment instrument in most international markets and is rapidly growing in the U.S. Debit cards allow banks to reach a wider population of potential cardholders, thereby increasing the number of transactions. The cost of a debit transaction is generally lower than that of a credit transaction and combined with PIN-based security or biometric technology, provides a solution to reduce high rates of fraud. As a consequence, electronic payment is now an affordable and convenient option in markets lacking a significant consumer credit base as well as for small ticket or lower margin merchants.

•	Emerging Regions and Market Segments. In the U.S. and Europe, consumer segments such as QSRs and unattended/self service have started using IP POS terminal devices. These lesser penetrated market verticals represent a significant opportunity for us, as do geographies such as Russia, India, Mexico and China, who are experiencing rapid growth in the usage of card-based payments. In China, Visa and MasterCard purchase volume increased 68% from 2003 to 2004, where only 3% of merchants currently have POS terminals, according to a MasterCard International survey. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving telecommunications infrastructure development, strong support from governments seeking to increase sales tax collection, and the dramatic increase of wireless networks for voice and data communications.

•	Multiple Applications. In addition to payment, terminals have the capability to perform concurrent applications like loyalty, stored value, on-screen advertising, electronic signature capture, age identification, benefits authorization and transfer. The secure integration of these applications along with payment processing provides a comprehensive solution that allows merchants a means of competitive differentiation, revenue enhancement, and cost reduction.

•	Non-Traditional Applications. The government sector, particularly in the U.S., is a significant opportunity for terminal manufacturers. Initiatives such as identity verification, check imaging/conversion, electronic benefit transfer programs, and the U.S. military’s payment programs are all potential drivers of terminal deployment. Additionally, electronic transaction terminals and transaction transport technology can be utilized in the healthcare sector to provide fast and secure transmission of health benefits eligibility, authorization and payment.

Competition
      The electronic payments industry is intensely competitive and subject to an increasing rate of rapid technological change, evolving customer requirements, and changing business models. Despite the previously discussed barriers to entry, the rapid pace of technological change creates new opportunities for existing competitors and start-ups and may render existing technologies less valuable. Customer requirements and preferences continually change as new technologies emerge or become less expensive, and as concerns such as security and privacy rise to new levels.
      We face competition from well-established companies and entities with differing approaches to the market. Our main direct global competitors are Ingenico, a French company, VeriFone Holdings, Inc., a U.S. company, and Lipman Electronic Engineering Ltd., an Israeli company, all of which are publicly-held companies. In any particular market, we may also find ourselves in competition with local or regional manufacturers.
      In our multi-lane segment (large department stores, grocery stores, QSR and discount merchants), in addition to the aforementioned global competitors, other vendors with whom we compete include companies such as Symbol Technologies, Inc. and Hand Held Products, Inc.

Competitive Strategy
      Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships into an end-to-end comprehensive portfolio of products and services that drives merchant revenues and reduces their total cost of product ownership. Key elements of our competitive strategy include:

•	Further Penetrate Existing Market Segments. We plan to continue promoting and marketing the functionality of our product portfolio to address the specific needs of key vertical markets. We intend to continue to focus on these attractive electronic transaction markets, as well as increase our penetration of new markets such as ATMs, Electronic Benefit Transfer (EBT), Medical EBT and unattended and integrated kiosks. In planning to maintain our leadership in the independent retail segment, we have further segmented our products to target both the high-end and low-end segments, through acceptance of magnetic and smart cards, support of credit, debit, check, EBT and a full range of prepaid products, including gift cards and loyalty programs, among others. Our products are easily integrated with a full range of optional internal or external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless/ RFID readers and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (ECRs) and other electronic payment systems.

•	Capitalize on Demand for Wireless Transactions. We plan to accommodate the growing demand for reliable, secure, convenient and cost-efficient wireless devices. Potential users of this technology include mobile merchants such as taxi and delivery drivers, off-site services and pay-at-table restaurants. These merchants are looking for a POS terminal that utilizes the convenience of wireless communication technologies and the security of being able to receive real-time authorizations with the reliability of a wired terminal. Simultaneously, we are aggressively transitioning into the consumer transaction market by providing processing alternatives like stored value and prepaid replenishment services for the transportation sector and electronic wallet technology as an alternative to cash payments.

•	Capitalize on Terminalization Requirements of Emerging Geographic Regions. We plan to continue seeking opportunities to expand global market share by leveraging our product portfolio and distribution channels in emerging, high-growth regions in Europe, Asia/ Pacific and Latin America. In addition to expanding into new geographic markets, we will benefit from a replacement cycle that is ongoing in various geographic regions for a variety of reasons, including valued-added technologies (signature capture, contactless, multi-application); new security standards (EMV and PCI); and newer communications technologies (wireless, IP connectivity).

•	Focus on Market-Driven Product Development. We plan to continue concentrating our research and development resources on new products and services that address the current and near future requirements of our customers and end-users. We plan to focus our development efforts in the following areas: enhanced security at both the terminal and transaction level; advanced communications technologies such as IP-enabled and wireless terminals; multiple-application; contactless technologies; and products for new verticals such as unattended/integrated kiosks and ATMs. We will continue to work with our customers to ensure our products meet their needs and technical requirements and are brought to market in a timely and cost-effective manner.

•	Improve Total Cost Structure. We plan to continue reducing our cost of manufacturing, services delivery, research and development, selling, general, and administrative functions to enhance our profitability and competitiveness. We intend to further reduce our product costs through design and process improvements, reductions in component costs, and more efficient inventory management. We will continue to maintain a market-centric approach to our research and product development activities, thus ensuring that our efforts are directed at commercially feasible opportunities. As our current infrastructure is suitable to our current and foreseeable business requirements, our incremental investment requirements should be nominal and our existing cost structure is expected to be significantly leverageable at higher volumes of revenue. We continue to evaluate our direct sales channel infrastructure and will pursue alternate channels, such as distributors, in regions where it makes economic sense to do so. We also intend to continue to refine our foreign exchange hedging program and global tax strategy to minimize the costs and risks associated with international operations.

•	Continue to Pursue Recurring Revenue Opportunities. We plan to further identify and pursue opportunities that are complementary to our existing products to provide recurring revenue. We also intend to expand our service business in Brazil that provides deployment, help-desk, repair, and other post-sale services. We will continue to pursue similar opportunities that will help us enhance our primary business of terminal manufacturing to a more diversified business model that includes both one-time and recurring revenue streams.

•	Consider Strategic Acquisitions. We may augment our growth by acquiring complimentary businesses, new products to enhance our core competencies, or new technologies to complement in-house research and development activities. Any acquisition would be intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, or increase our penetration of channels and vertical markets.

Product Lines and Services
      Our products and services include electronic transaction terminals, peripheral devices, application software, transaction networking devices, transaction management systems, information delivery services, and support services.

Terminals and Peripherals
      Our existing range of product offerings includes:

•	Optimum — includes the L4100, a compact, high-performance signature capture and PIN entry card payment terminal specifically designed for multilane retailers; the T4100, a powerful 32-bit desktop terminal for true multi-application; the T2100, a handover desktop terminal specifically designed to perform fast EMV transactions; the M2100, a mobile terminal that leverages the latest wireless communication technologies; and the P2100, an EMV-compliant PIN pad for integrated retail environments. Both the L4100 and T4100 are RFID-ready. Additionally, in early 2006 we announced enhanced multi-lane product offerings with the new lower cost Optimum L4200 and L4250.

•	T7Plus — includes a combination of features and functions for merchants who need a reliable, low-cost POS device.

•	Peripherals — includes printers, PIN pads, check readers, receipt capture devices, biometric and radio frequency identity verification devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the S9 and S9Plus, secure PIN pads built for indoor use, and the S1200 and S1300, the outdoor components to our QSR drive-thru solution.

Transaction Networking Devices, Transaction Management Systems and Application Software
      Products that interface with our POS terminal technology include our industry exclusive, unparalleled network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the MegaNAC® 180 and 240 and the IN-tact® family of Ethernet/Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our HypercomView® management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management.

Services
      We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs.
      Our separate service businesses include NetSet Brazil, NetSet Chile, Hypercom de Mexico and our transaction transport business. Our service companies’ revenues accounted for approximately 14% of our consolidated revenues in 2005.

•	NetSet Brazil, NetSet Chile, and Hypercom de Mexico — NetSet Brazil, NetSet Chile, and Hypercom de Mexico are each full service organizations that operate as stand alone service businesses under service contracts with major banks and card associations. The recurring services they provide principally include deployments, help-desk, repairs, on-site technician visits and the provision of supplies. Additionally, these organizations perform one-off special projects such as software uploads or terminal enhancement programs requested by our customers. Terms of our service arrangements are set forth in separate service contracts ranging from one to three years, although termination is allowed with appropriate advanced notification. Revenues under these contracts are recognized as we perform the service.
        Netset Brazil is our largest service organization, covering all of Brazil with multiple service centers and service technicians located throughout the country. We continually seek to expand our service coverage by increasing the deployed population of our terminals and product offerings in Brazil, as well as servicing terminals manufactured by our competitors. Hypercom de Mexico, covers all of Mexico and operates under the same business model as NetSet Brazil. NetSet Chile, covers all of Chile, and our customers include two processors and a bank.

•	Transaction Transport Services — Our transaction transport service provides value-added data communication services for transaction-based applications. The service provides such functionality as protocol conversion, intelligent transaction routing and web-based, transaction-level reporting. As technologies such as IP and wireless begin to take hold at the point-of-sale, this market will see a growing shift toward more sophisticated applications. Transaction transport will provide a support infrastructure for our multi-application operating systems to quickly and cost-effectively deliver transactions to diverse processing entities. Early adopters include organizations involved in biometrics, health care, prepaid, micropayments, gift and loyalty. Market penetration of these complex applications is expected to dramatically increase in coming years as the consumer interaction can be transacted in several seconds with broadband connectivity, as compared to several minutes over dial-up connection. We believe transaction transport will continue to support our growth beyond the payments industry into information delivery segments. Transaction transport is a slow-growth opportunity given the structure of the marketplace and the long term nature of the contracts for which we compete. Presently, it does not account for a significant portion of our consolidated revenue or our total service revenue.
Product Marketing
      Our marketing organization has been significantly strengthened by the introduction of a global product marketing group with product managers assigned to manage the life cycle of all new and legacy products. Our marketing communications strategy, which coordinates key market messaging across regions, is directed from our Phoenix, Arizona headquarters; however, each region develops programs to meet the needs of its local markets. Components of our marketing program include product marketing, trade shows, news releases, editorial interviews, industry analyst briefings, speaking platforms and engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters.
Sales and Distribution
      Our major sales and marketing regions include North America, Latin America, EMEA (Europe, Middle East and Africa), and Asia/Pacific. In 2005, approximately 61% of our consolidated revenue came from international sources. Our global customers include:

•	Payment processors;

•	Distributors/ resellers;

•	Large retail chains and QSRs;

•	Financial institutions;

•	ISOs; and

•	Government entities.
      Sales to specific customers in our industry can account for a significant portion of our revenue. For example, First Data Corporation (which includes TASQ Technology) accounted for approximately 12.1% of our 2005 revenue. This same customer accounted for approximately 10.8% of our revenue in 2004. In 2005, our top five customers accounted for 31.6% of our revenue.
      We will continue to leverage our extensive and long-standing relationships in the industry to complement our direct sales efforts. We distribute and sell our products internationally primarily through financial institutions and distributors. Domestically, we primarily distribute and sell our products through financial institutions, payment processors, retail chains, ISOs, distributors and resellers.
      Some of our key sales attributes are:

•	Global Presence. We are one of the largest worldwide providers of electronic payment system solutions for use at the point of sale. We have developed a global network of sales, support and development centers. We believe that our experience and global presence enable us to manufacture, market, distribute and service our products more effectively, and in more markets than most of our competitors.

•	Comprehensive Product Portfolio. We offer a full range of products and services that fulfill the spectrum of market needs. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the recently released, high-performance 32-bit Optimum family. Our terminals are further complemented by a wide variety of peripherals that enhance their capabilities. Services include deployment, help-desk, repair and maintenance. We have major service centers in Brazil, Mexico, Chile and the United Kingdom.

•	Low Total Cost of Ownership. The total cost of ownership includes the following costs: deployment, implementation, application certification, repair and maintenance and product obsolescence. We continue to support and focus on providing our customers with a clear migration strategy for new technologies, versus a buy today, replace tomorrow strategy.

•	Technology Adoption. Our technological advances have continued to support industry adoption of value-added features, such as electronic receipt capture, smart cards, electronic signature capture, positive identification and multi-application. Our engineering has consistently focused on quality and performance, including speed of the transaction, number of and type of completed transactions, the speed of application download and the user interface. Our modular design allows our customers to only select the features that meet their specific needs, thereby minimizing their costs and increasing their flexibility. We have reorganized our development team to more rapidly develop, prototype, and release new products to meet customer needs.

•	Terminal Management and Networking Expertise. We are a leader in the fields of terminal management and networking with a significant number of installations of our POS network controllers worldwide, managing, not only our terminals, but those of our competitors as well.

•	Security Expertise. We are the industry leader in secure, state-of-the-art, network payment transactions providing full EMV and PCI certification, regulatory certifications, association certifications, contactless authentication, signature capture, ID and biometric authentication and enterprise security management, ensuring both physical and logical high performance interfaces are securely regulated and certified for use globally, by both public telephony and mission critical computing processors.
Research and Development
      Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products as well as enhancements and aggressive cost reduction measures, to existing technologies and applications. We design and develop all of our own products and incorporate where appropriate, state of the art technologies from leading third party vendors. Development projects are evaluated and coordinated by global product marketing and follow a management review process that includes input from our sales, marketing, manufacturing and engineering teams. Our product development process generally involves the following:

•	Identification of the applicable market and development parameters;

•	Rapid development of engineering specifications, including target costs;

•	State of the art design and engineering;

•	Accelerated testing;

•	Quality assurance; and

•	Pilot production.
      Through this process, we are able to assess the needs of individual customers and markets to develop products and platforms that address those needs globally. Bringing quality products to market in a timely manner is the primary objective of all our product development initiatives.
      Our research and development activities are coordinated through our Phoenix, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes and translating text. Each of our regional geographic sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. International development groups are located in Australia, Brazil, China, Hong Kong, Latvia, Russia, Singapore, Sweden and the United Kingdom.
      Our research and development expenses were $27.6 million for the year ended December 31, 2005 and $27.2 million, and $24.2 million for the years ending December 31, 2004 and 2003, respectively.
Manufacturing and Resource Procurement
      Our primary manufacturing operations are located in Shenzhen, China. Our wholly-owned Chinese subsidiary controls the supply chain, logistics, final assembly and final product testing, and uses a subcontractor for certain subassembly processes. In late 2004, we leased a new facility in China, which increased our manufacturing capacity to meet forecasted demand. See “Item 1A — Risk Factors” for certain risks related to operating and conducting business in China.
      In addition to our Chinese manufacturing capacity, we outsource the manufacture of certain products to a contract manufacturer in Europe and maintain capacity for final assembly in Brazil.
      To control product costs, we centrally manage product documentation, procurement and material requirements planning from our Phoenix, Arizona headquarters, utilizing an integrated enterprise system linking all of our manufacturing and design centers. Centralized management of the planning processes, combined with regional procurement, enables us to ensure the quality and availability of our components. We continue to look for opportunities to reduce the cost of existing products by working with our suppliers to seek more favorable pricing, purchasing components in volume to achieve lower unit costs, and seeking greater efficiencies in product design. Our product development and manufacturing organizations test our new products to ensure performance, quality and regulatory standards are met.
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
Industry Standards and Government Regulations
      Electronic payment system providers must certify products and services with card associations, financial institutions and payment processors, as well as comply with government and telecommunications company regulations. We are also subject to other domestic and international legal and regulatory requirements.
      We comply with the following standards and requirements:

•	Security Standards. Security standards in our industry are promulgated largely by government, regional bank associations and card associations. These standards ensure the integrity of the payment process and protect the privacy of consumers using electronic transaction systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. We have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures in order to remain compliant with the growing variety of international requirements. This architecture is particularly successful in countries that have stringent and specific security requirements.

•	EMV and PCI Standards. EMV standards define a set of requirements to ensure interoperability between chip cards and terminals on a global basis, regardless of the manufacturer, the financial institution, or where the card is used or issued. Specific certifications are required for all electronic payment systems and their application software. PCI is a set of specification and test methods for the certification of electronic payment systems for secure debit transactions. We obtain EMV/ PCI certifications where required.

•	Payment Processor/ Financial Institution Requirements. In the U.S., we are required to certify our products with payment processors. We actively perform the essential Class B and Class A product certifications with all the major payment processors in the U.S. and international markets. The Class B certification process pertains to successful testing of the integrity of the host (interface) message formats with the payment processor’s requirements and specifications. Once the Class B certification process is completed, the payment processor may elect to take the software application and the hardware for additional in-house testing and support. Class A certification (which may take up to 12 months or more) includes more intensive functional and user-acceptance testing in order to establish their help-desk infrastructure. Class A Certification enables payment processors to provide direct support, deploy and promote the new products with their merchant base and sales force. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. payment processors. We also have obtained certifications from international financial institutions and payment processors so that our products can be used on their specific networks.

•	WEEE and RoHS Directives. In the European Union, we are subject to the Waste Electrical and Electronic Equipment (WEEE) Directive and the Restriction on Hazardous Substances (RoHS) Directive. The WEEE Directive requires producers of electrical and electronic equipment to label all covered products and also establish collection, treatment, and recovery systems for their electric and electronic waste. The RoHS Directive restricts the use of certain material in physical devices that include our solutions and/or require active steps to promote the recycling of materials.

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
      We embed copyright notices in our software products advising all users that we own the rights to the software. We also place copyright notices on documentation related to these products. We routinely rely on contractual arrangements to protect our proprietary software programs, including written contracts prior to product distribution or through the use of shrink-wrap license agreements. We typically do not obtain federal copyright registrations for our software.
Employees
      As of December 31, 2005, we employed approximately 1,452 people on a full-time basis, 355 of which are located in the U.S., with the remaining 1,097 located internationally, as set forth in the following table:

	U.S.	International	Total

Sales, Marketing and Operations	95	419	514
Development	90	148	238
Manufacturing	99	443	542
Finance and Administration	71	87	158

Total Employees	355	1,097	1,452
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
Available Information
      Our principal executive offices are located at 2851 West Kathleen Road, Phoenix, Arizona, 85053, and our telephone number is (602) 504-5000. Our website is located at www.hypercom.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file or furnish to the SEC.

Item 1A.	Risk Factors
      The risks set forth below may adversely affect our business, financial condition and operating results and cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K or elsewhere in our SEC filings. In addition to the risks set forth below, and the factors affecting specific business operations identified with the description of these business operations elsewhere in this Annual Report on 10-K, there may also be risks of which we are currently aware, or that we currently regard as immaterial based on the information available to us, that later prove to be material.
Risks Related To Our Business
     We have incurred significant losses in the past and our results of operations have and may continue to vary from quarter to quarter impacted in particular by continued business reviews performed by management. If our financial performance is not in line with investor expectations, the price of our common stock will suffer and our access to future capital may be impaired.
      We had a net loss from continuing operations of $30.2 million for the year ended December 31, 2005 and a net loss from continuing operations of $12.5 million for the year ended December 31, 2004. If the results of our continuing efforts to improve profitability, increase our cash flow and strengthen our balance sheet do not meet or exceed the expectations of securities analysts or investors, the price of our common stock will suffer.
      Further, given the variability in our revenues, our quarterly financial results have fluctuated significantly in the past and are likely to do so in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be misleading and not indicative of future performance. If our quarterly financial results fall below the expectations of securities analysts or investors, the price of our common stock may suffer.

Quarterly revenue and operating results can vary depending on a number of factors, including:

•	variations in product mix, timing and size of fulfilled orders as a result of customer deferral of purchases and/or delays in the delivery of our products and services;

•	accomplishment of certain performance parameters embedded in our service level agreements;

•	the market’s demand for new product offerings;

•	delays in the delivery of our products and services;

•	product returns and warranty claims;

•	incremental costs incurred as a result of product quality and/or performance issues;

•	write-off of doubtful accounts receivable;

•	inventory obsolescence and write-downs related to product life cycles;

•	write-offs of research and development expenses;

•	variations in operating expenses, including research and development, selling, and general and administrative expenses;

•	lease portfolio risk adjustments and loss provisions;

•	restructuring activities;

•	employment and severance agreement charges;

•	foreign currency exchange rate fluctuations;

•	availability and cost of financing;

•	variations in income tax as a function of income recognition by tax jurisdiction; and

•	industry and economic conditions, including competition, industry standards, product certification requirements, trade restrictions and other regulations.

The loss of one or more of our key customers could significantly reduce our revenues and profits.
      We have derived, and believe that we may continue to derive, a significant portion of our revenues from a limited number of large customers. For the fiscal year ended December 31, 2005, our largest customer accounted for 12.1% of our revenue, and our five largest customers accounted for 31.6% of our revenue. In addition, our largest customer does substantial business with some of our most significant competitors. Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected. See “Business — Sales and Distribution” for more information on our customer base.
      Our products may contain defects that may be difficult or even impossible to correct. Product defects could result in lost sales, additional costs and customer erosion.
      We offer technically complex products which, when first introduced or released in new versions, may contain software or hardware defects that are difficult to detect and correct. The existence of defects and delays in correcting them could result in negative consequences, including the following:

•	delays in shipping products;

•	cancellation of orders;

•	additional warranty expense;

•	delays in the collection of receivables;

•	product returns;

•	the loss of market acceptance of our products;

•	diversion of research and development resources from new product development; and

•	inventory write-downs.
      Even though we test all of our products, defects may continue to be identified after products are shipped. In past periods, we have experienced various issues in connection with product launches, including the need to rework certain products and stabilize product designs. Correcting defects can be a time-consuming and difficult task. Software errors may take several months to correct, and hardware errors may take even longer.
       We may accumulate excess or obsolete inventory that could result in unanticipated price reductions and write downs and adversely affect our financial results.
      Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing to our customers products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for the best pricing;

•	responding to the unpredictable demand for products;

•	responding to customer requests for short lead-time delivery schedules;

•	failure of customers to take delivery of ordered products; and

•	product returns.
      If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operation and financial condition.
       Security is vital to our customers and therefore breaches in the security of transactions involving our products or services could adversely affect our reputation and results of operations.
      Protection against fraud is of key importance to the purchasers and end-users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. In addition, we have not experienced any material security breaches affecting our business. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability.
        If we are unable to adequately protect our proprietary technology, our competitors may develop products substantially similar to our products and use similar technologies, which may result in the loss of customers.
      We rely on patent, copyright, trademark and trade secret laws, as well as confidentiality, licensing and other contractual arrangements, to establish and protect the proprietary aspects of our products. Our efforts may result in only limited protection, and our competitors may develop, market and sell products substantially equivalent to our products, or utilize technologies similar to those used by us. If we are unable to adequately protect our proprietary technology, these third parties may be able to compete more effectively against us, which could result in the loss of customers and adversely affect our business.
      In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, is still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.
      Our products and other proprietary rights may infringe on the proprietary rights of third parties, which may expose us to claims and litigation.
      Although we believe that our products do not infringe on any third party’s patents, from time to time we have become involved in claims and litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and diverts the attention of our management resources. There can be no assurance that we will have the necessary financial resources to appropriately defend or prosecute our rights in connection with any such litigation.
      In the past we have received third-party claims and may receive additional notices of such claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have either prevailed in all litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all.

      A disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.
      We manufacture the majority of our products at our facility in Shenzhen, China but also rely on third-party manufacturers to manufacture and assemble certain of our products. We also depend upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules. Since we generally do not maintain large inventories of our products or components, any termination of, or significant disruption in, our manufacturing capability or our relationship with our third-party manufacturers or suppliers may prevent us from filling customer orders in a timely manner.
      We have occasionally experienced, and may in the future experience, delays in delivery of products and delivery of products of inferior quality from third-party manufacturers. Although alternate manufacturers and suppliers are generally available to produce our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and qualifying a replacement manufacturer or supplier could take several months. In addition, our use of third-party manufacturers reduces our direct control over product quality, manufacturing timing, yields and costs. Disruption of the manufacture or supply of our products and components, or a third-party manufacturer’s or supplier’s failure to remain competitive in functionality, quality or price, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis, which would have a material adverse effect on our business and financial performance.
     International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results.
      For the year ended December 31, 2005, we derived approximately 61% of our total revenues outside of the United States, principally in Latin America and Europe. We expect that international sales will continue to account for a significant percentage of our net income in the foreseeable future. In addition, substantially all of our manufacturing operations are located outside of the United States. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our results of operations and financial condition. These risks include the following:

•	changes in foreign country regulatory requirements;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political and economic instability;

•	foreign currency exchange rate fluctuations;

•	extended payment terms and the ability to collect accounts receivable;

•	the ability to repatriate funds;

•	complicated tax and regulatory schemes, such as in Brazil, where failure to comply may result in fines, penalties or litigation;

•	complications associated with enforcing legal agreements in certain foreign countries, including Brazil, China and in developing countries; and

•	availability of qualified and affordable staff with which to manage our foreign operations.
      Additionally, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

      Our failure to sell our UK lease business where we provide our POS products directly to end-user merchants under sales-type leases that are subject to governmental regulation and involve a risk of default may result in us having to take a further write down of the value of this business or result in higher than anticipated lease defaults that, if excessive, could impair our profitability.
      Our subsidiary in the United Kingdom provides POS equipment directly to end-user merchants under lease arrangements. Currently this business owns and manages over 30,000 leases. The customer base of this leasing business is characterized by higher incidences of delinquencies and defaults and is distinctly different from our usual customer base of large domestic and international financial institutions, electronic payment processors, independent sales organizations, distributors and resellers. We maintain an allowance for estimated uncollectible sales-type lease receivables at an amount that we believe is sufficient to provide adequate protection against losses in our sales-type lease portfolio based on historical loss experience. The value of this lease portfolio could be substantially impaired if our existing lease loss reserves prove inadequate due to a default rate greater than that for which we have established reserves. This business activity is also subject to governmental consumer protection regulations. A failure to comply with such regulations could adversely affect our ability to enforce the leases, which could negatively impact the net realizable value of the leases.
      We are currently pursuing a potential sale of our UK leasing business and we have written down the book value of the lease assets to estimated fair value, however a sale may result in a financial loss if total sale proceeds turn out to be less than this estimated value. Furthermore, at this time, a sale agreement has not been reached with any buyer and a failure to do so in the future may result in us having to liquidate the lease portfolio over time. A liquidation of the leases over time may result in a financial loss if total collections are less than the current estimated value due to higher than anticipated lease defaults and/or lower lease renewal income in the future due to changed economic or competitive conditions. Additionally, if we continue to operate this lease business, significant capital investments may have to be incurred to enhance the management reporting systems used to manage and monitor the leases.
     Fluctuations in currency exchange rates may adversely affect our financial results.
      A substantial part of our business consists of sales made to international customers. A portion of revenues and expenses related to our international operations are denominated in currencies other than the U.S. dollar. We cannot assure you that adverse currency exchange rate fluctuations will not have a material impact in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. Prior to 2002, we did not hedge our exposure to these fluctuations. More recently, we have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S.  denominated assets and liabilities. Further, we are not able to hedge against our entire foreign currency risk. Accordingly, if there is an adverse movement in exchange rates, we might suffer significant losses. In the year ended December 31, 2005, we incurred foreign currency expense of $1.3 million net of foreign currency transaction gains or losses.
      Adverse resolution of litigation, including litigation arising out of the restatement of our consolidated financial statements, may adversely affect our business or financial results.
      We are party to litigation in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.
      In February and March, 2005, various shareholder class action complaints were filed in the United States District Court, District of Arizona, against us and certain of our executive officers and members of our board of directors, on behalf of a class of purchasers of our common stock in the period from April 30, 2004 to February 3, 2005. The complaints alleged that we, and certain of our executive management, violated the Securities Exchange Act of 1934 based on our February 2005 announcement that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that we would restate our financial statements for the first three quarters of 2004. In May 2005, these class actions were consolidated into one action and the designated lead plaintiff filed a consolidated amended class action compliant. In January 2006, the court dismissed the consolidated amended class action complaint, and in February 2006, the plaintiffs filed a second consolidated amended class action complaint. Also in March and April 2005, two shareholders’ derivative actions were filed in the United States District Court, District of Arizona and Superior Court of Maricopa County, Arizona, against us and certain of our executive officers, our board of directors and a former director, alleging breach of fiduciary duties, among other matters.
      Litigating the class action and the shareholder derivative actions relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management and, regardless of the outcome, result in significant legal expenses. In the case of the securities class action, if our defenses were ultimately unsuccessful, or if we were unable to achieve a favorable settlement, we could be liable for large damages awards that could seriously harm our business, results of operations and financial condition. For additional information regarding the securities class action, the shareholder derivative actions and other litigation in which we are involved. See “Item 3. Legal Proceedings,” below for more information on our litigation.
     Our future success is substantially dependent on the continued service of our senior management and other key employees.
      Our future success is substantially dependent on the continued service of our recently appointed senior management and other key employees. Given our transition to a new senior management team, the loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals.
      We also may be unable to retain existing management, sales personnel and development and engineering personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.
     We have in the past and may in the future make acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.
      We may acquire or make substantial investments in related businesses, technologies, products or services in the future. These acquisitions or investments involve various risks, such as:

•	the inability to assimilate the technologies, operations and personnel of the acquired business;

•	the potential disruption of our existing business, including the diversion of management attention and the redeployment of additional resources;

•	the loss of key employees of an acquired business; and

•	the inability to obtain the desired strategic and financial benefits from the acquisition or investment.
      Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to other intangible assets that could adversely affect our business, operating results and financial condition.
     Force majeure events, such as terrorist attacks, other acts of violence or war, and health epidemics may affect the markets in which our common stock trades, our ability to operate and our financial results.
      Domestic and international terrorist attacks, wars and regional conflicts may cause instability in the global financial markets, and contribute to downward pressure on securities prices of United States publicly traded companies, such as us. Future terrorist attacks or armed conflicts, and epidemics, such as SARS or bird flu, could result in economic, political and other uncertainties that could adversely affect our revenues and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist attacks, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers in the United States and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the United States, and manufacturing facilities in China. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

China’s changing economic environment may impact our ability to do business in China.
      Since 1978, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business. China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (the “WTO”). Entry into the WTO requires that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions, and we cannot predict the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly affording foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.
      We conduct our business in China primarily through a wholly-owned subsidiaries incorporated in China and Hong Kong. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

       If we are unable to maintain the quality of our internal control over financial reporting, any unremediated material weaknesses could materially and adversely affect our ability to provide timely and accurate information about our business, which could harm our business and stock price.
      Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. As disclosed in our Annual Report on Form 10-K/ A, for the year ended December 31, 2004, we were unable to report that internal control over financial reporting were effective as of December 31, 2004 due to two unremediated material weaknesses in our internal controls over financial reporting. We remediated these material weaknesses during 2005, and based on our management’s evaluation of internal control over financial reporting as of December 31, 2005, our management is able to conclude that our internal control over financial reporting is effective. However, we cannot be certain that our internal control over financial reporting will remain effective in the future. Any future failure to maintain adequate internal control over our financial accounting and reporting could harm our operating results or could cause investors to lose confidence in our reported financial results or condition, which could adversely affect our business and the trading price of our common stock. See “Item 9A — Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” for a discussion of these remediated material weaknesses.
Risks Related To The Industry

The markets in which we compete are highly competitive, maturing, and subject to price erosion.
      The markets in which we operate are maturing and highly competitive. Increased competition from manufacturers or distributors of products similar to or competitive with ours, or from service providers that provide services similar to our services, could result in price reductions, extended terms, free services, lower margins and loss of market share.
      We expect to continue to experience significant and increasing levels of competition in the future. With respect to our POS payment system products, we compete primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telecommunication system certifications we have obtained for our products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, quality and support.
      We often face additional competitive factors in foreign countries, including but not limited to preferences for national vendors, difficulties in obtaining required certifications, conformity with local government policies and trade practices, and compliance with the Foreign Corrupt Practices Act. Some of our competitors and potential competitors are more established, benefit from greater name recognition and have significantly greater resources than we do. Moreover, there are limited barriers to entry that could keep our competitors from developing products or services and technology similar to ours, or from selling competing products or services in our markets. Further, there can be no assurance that we will be able to lower our product or operating costs to effectively compete in these markets.
       We are subject to industry and technology changes and are dependent on development and market acceptance of new products. If we are unable to adequately respond to these changes and to market demands in a timely manner, our business will not be successful.
      The industry in which we operate is characterized by rapid changes in technology and numerous new product introductions. Our success depends to a large degree upon our continued ability to offer new products and enhancements to our existing products to meet changing market requirements, including conformity with imposed standards. The introduction of new products and technologies by third parties could have an adverse effect on the sales of our existing products and technologies. We cannot be certain of our ability to successfully:

•	identify, develop, or manufacture new products and technologies in a cost effective manner;

•	market or support these new products and technologies on a timely and effective basis;

•	eliminate defects in new products;

•	gain market acceptance for the new products and technologies; or

•	respond to technological changes, new industry standards, and announcements of new products by competitors.
      Developing new products and technologies is a complex, uncertain process requiring innovation and accurate anticipation of technological and market trends. When changes to the product line are announced, we will be challenged to manage possible shortened life cycles for existing products, continue to sell existing products and prevent customers from returning existing products. Our inability to respond effectively to any of these challenges may have a material adverse effect on our business and financial success.
      We are subject to extensive industry standards and government regulations. Our failure to properly comply with these standards and regulations could adversely affect our production and sales.
      Our product sales are subject to a substantial and complex array of industry driven standards and governmental regulation, both domestic and foreign, including:

•	industry standards imposed by EuroPay International, MasterCard International, VISA International, and others;

•	certification standards required for connection to some public telecommunications networks;

•	Federal Communications Commission regulations;

•	Underwriters Laboratories’ regulations;

•	the WEEE and RoHS Directives in the European Union; and

•	certification standards set by domestic processors.
      Our failure to properly comply with these standards and regulations could result in lost product sales, significant costs associated with required remedial measures or production stoppages, any of which could have a material adverse effect on our business and financial performance.
Risks Related To Our Common Stock
     Our stock price has been and may continue to be volatile.
      The market price of our common stock has been, and is likely to continue to be, volatile. When we or our competitors announce new products, services, or customer orders, change pricing policies, experience quarterly fluctuations in operating results, announce strategic relationships, acquisitions or dispositions, change earnings estimates, fail to maintain effective internal controls, restate financial results, incur litigation, experience government regulatory actions or suffer from generally adverse economic conditions, our stock price is often affected. Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. The volatility of our stock price may be accentuated during periods of low volume trading of our stock.

     Our publicly-filed reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us, and have a material adverse impact on the trading price of our common stock
      The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published SEC rules and regulations, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

We are subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law.
      We have provisions in our certificate of incorporation and bylaws which:

•	make it more difficult for a third party to acquire control of us, and discourage a third party from attempting to acquire control of us;

•	may limit the price some investors are willing to pay for our common stock;

•	enable us to issue preferred stock without a vote of our stockholders or other stockholder action;

•	provide for a classified Board of Directors and regulate nominations for the Board of Directors;

•	make it more difficult for stockholders to take certain corporate actions; and

•	may delay or prevent a change of control.
      These and other provisions of our charter documents, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving a change of control of Hypercom or our management. As a result, the price of our common stock may be adversely affected.
     Our stock price could be affected because a substantial number of shares of our common stock will be available for sale in the future.
      As of March 1, 2006, we had 53,029,519 shares shares of our common stock outstanding, all of which have been listed for trading according to the rules of the New York Stock Exchange. We also had outstanding, as of March 1, 2006, options and warrants to acquire an additional 4,554,042 shares of our common stock. All of the shares underlying the outstanding options and warrants have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options and warrants, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
     We do not plan to pay any dividends on our common stock in the foreseeable future.
      We do not anticipate paying any dividends on our common stock for the foreseeable future. While we may declare dividends at some point in the future, we cannot assure you that you will ever receive cash dividends as a result of ownership of our common stock and any gains from investment in our common stock may only come from increases in our stock prices if any.

Risks Related To Our Indebtedness
        Although our current indebtedness is limited, we may be required to incur additional debt to meet the future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of our debt could adversely affect our financial condition and our ability to respond to changes in our business.
      If we incur additional debt, we may be subject to the following risks:

•	our vulnerability to adverse economic conditions and competitive pressures may be heightened;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

•	we may be sensitive to fluctuations in interest rates if any of our debt obligations are subject to variable interest rates; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.
      We cannot assure you that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot assure you that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We own our 142,000 square foot corporate headquarters building located in Phoenix, Arizona. This building is also utilized for research and development, design, prototype manufacturing, testing and repair. We lease an adjacent 23,700 square foot building, which formerly housed our network solutions products and services business, pursuant to a lease that expires August 31, 2011. We are currently seeking to sublease this facility and as a part of our 2005 business review, we accrued the estimated loss of a sublease on our financial statements.
      We own an approximate 23,000 square foot office floor in Hong Kong that is utilized for administrative, sales and support, and manufacturing support services. We also own an approximate 102,000 square foot facility in Brazil that is utilized for administrative, warehouse, distribution, and sales and support services.
      In late 2004, we entered into a lease for a new manufacturing facility in Shenzhen, China, that also includes living quarters for the manufacturing staff of such facility, as is common for such manufacturing facilities in China. The manufacturing portion of the facility is approximately 73,200 square feet. The lease for this facility expires on September 30, 2010.
      In the U.S., we also lease an office in Atlanta, Georgia. Internationally, we lease facilities in Australia, Chile, China, Hungary, Latvia, Mexico, Puerto Rico, Russia, Singapore, Spain, Sweden and the United Kingdom, for sales, support, representation and research and development activities.
      We believe that our facilities are adequate for our current operations and will be sufficient for the foreseeable future.

Item 3.	Legal Proceedings
      We are currently a party to various legal proceedings, including those noted below. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on our financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on our results of operations or our financial position in the period in which the ruling occurs or in future periods.
      Shareholder Class Action. On February 8, 2005, a purported shareholder class action was filed in the U.S. District Court for the District of Arizona against us, our then president, chief executive officer and chairman, and our then executive vice president and chief financial and administrative officer. Thereafter, five other substantially similar purported shareholder class action complaints were filed in the same court. All such actions were filed purportedly on behalf of purchasers of our common stock during the period from April 30, 2004 through February 3, 2005. The complaints alleged that Hypercom’s financial statements for the first three quarters of 2004 were misstated, and that the defendants had violated the Securities Exchange Act of 1934 based on our announcement on February 4, 2005 that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases and that we would restate our financial statements for the first three quarters of 2004. These actions sought damages in an unspecified amount. On May 31, 2005, all six class actions were consolidated into a single class action. On June 9, 2005, the Court appointed a lead plaintiff, consisting of a group of individual investors. On August 8, 2005, the lead plaintiff filed a consolidated amended class action complaint, containing substantially the same allegations as the prior complaints. On September 22, 2005, we moved to dismiss this complaint. On January 25, 2006, following a hearing, the Court dismissed the complaint without prejudice and allowed the lead plaintiff until February 23, 2006 to file an amended complaint. On February 23, 2006, the lead plaintiff filed a second consolidated amended class action complaint against us, and our former executive vice president and chief financial and administrative officer, containing substantially the same allegations as the prior complaints, including that our financial statements for the first three quarters of 2004 were misstated and that our internal controls were deficient. We intend to file a motion to dismiss the second consolidated class action complaint. We have tendered the defense of this action to our insurance carrier.
      Shareholder Derivative Actions. On March 1, 2005, a shareholder derivative action was filed in U.S. District Court for the District of Arizona against the members of our Board of Directors and one of our officers, alleging breach of fiduciary duty. On June 10, 2005, we and the plaintiffs jointly stipulated to stay the proceedings in this derivative case until January 2006. On January  27, 2006, the parties jointly stipulated to extend that stay until May 31, 2006. On April 26, 2005, a separate shareholder derivative action was filed in the Superior Court of Maricopa County, Arizona against members of our Board of Directors and one of our officers, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. In both derivative actions, we are named solely as a nominal defendant against whom no recovery is sought. Both derivative complaints are generally based on the same facts and circumstances alleged in the class action complaints discussed above, and allege that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. These derivative actions seek damages in an unspecified amount against the individual defendants, and attorneys fees and expenses, among other forms of relief. We have tendered the defense of these actions to our insurance carrier.

Verve Matters.
      Verve L.L.C. vs. Hypercom Corporation, et al. Verve L.L.C., of Austin, Texas (“Verve”), filed a patent infringement lawsuit on February 4, 2004 in the U.S. District Court for the Western District of Texas alleging infringement of U.S. Patent Number 4,562,341 (“the ’341 Patent”) by us and several other co-defendants. On December 29, 2004, the claims against us were severed and transferred to the District of Arizona. On November 16, 2005, the Court granted our motion for leave to file an amended answer and counterclaims alleging malicious prosecution and abuse of process by Verve, its counsel, and two individuals associated with them, and seeking damages, attorneys’ fees and costs. On December 13, 2005, the Court dismissed Verve’s complaint for lack of prosecution, due to its failure to obtain substitute counsel on its behalf. The involuntary dismissal of Verve’s patent infringement claim pursuant to Rule 41(b) of the Federal Rules of Civil Procedure operated as an adjudication upon the merits in our favor. The only remaining claims in this action are our counterclaims. The counter defendants moved to dismiss our counterclaims for lack of personal jurisdiction. These motions are currently pending. Trial on our counterclaims has been set for October 11, 2006.

      Hypercom Corporation vs. Omron Corporation. We filed an action in the U.S. District Court for the District of Arizona on February 25, 2004, seeking a declaratory judgment that U.S. Patent No. 4,678,895 (“the ‘895 Patent”), ‘341 Patent and U.S. Patent No. 4,562,340 (“the ‘340 Patent”) are invalid and not infringed by us, and for costs and attorneys fees. On July 12, 2004, we filed an amended complaint to add as a defendant Omron Corporation (“Omron”), the purported assignor of the patents to Verve, and to add conspiracy claims against both defendants. Verve and Omron moved to dismiss our claims, and after limited discovery, the Court denied the motions. On August 29, 2005, our claims against Verve in this case were voluntarily dropped in favor of asserting them as counterclaims in the case that was transferred to Arizona from Texas (discussed above). On December 15, 2005, we filed a motion for leave to amend the complaint, seeking to assert additional claims against Omron for abuse of process and malicious prosecution. The court has not yet ruled on this motion. Omron filed a motion for summary judgment, and we filed an opposition to the motion on December 23, 2005. The court has not yet ruled on this motion either. Omron also has a pending motion attempting to strike some of the evidence filed in opposition to the motion for summary judgment, claiming that it is inadmissible as compromise negotiations under Rule 408 of the Federal Rules of Evidence. No trial date has been set.
      In the Matter of Certain Point of Sale Terminals and Components Thereof. On July 31, 2004, Verve filed a complaint with the U.S. International Trade Commission (“ITC”), alleging that certain point of sale terminals sold by us and several other manufacturers and suppliers of transaction terminals that are used for credit and debit transactions in retail establishments in the U.S. infringe U.S. Patent No. 5,012,077 (“the ‘077 Patent”) (which Verve purported to own by assignment from Omron, in violation of the Tariff Act of 1930, and seeking an exclusion order barring the importation into the U.S. of point of sale terminals that allegedly infringe the ‘077 Patent. On August 31, 2004, the ITC instituted an investigation based on the allegations in Verve’s complaint. On February 7, 2005, following extensive discovery, the ITC Administrative Law Judge (“ALJ”), acting upon our motion, issued an order finding that Verve lacked standing, by itself, to maintain the investigation. Omron failed to join the ITC investigation and on June 8, 2005, the ALJ issued an initial determination to terminate the investigation. The initial determination became the final agency action following the ITC’s notice that it would not review the ALJ’s decision. On June 7, 2005, the Administrative Law Judge issued an order imposing sanctions in the amount of $1 million against Verve, the principals of Verve, and its counsel, payable, jointly and severally, to the United States Government. The ALJ based the sanctions order on his findings, including, among others, that Verve, its principals, and its counsel, failed to conduct a proper pre-filing investigation and made misrepresentations in the complaint and to the ITC in the proceeding, which actions were made in bad faith and constituted an abuse of process. The ITC stayed enforcement of the sanctions order pending any appeal to the ITC. On August 26, 2005, Verve filed a petition with the ITC for review of the sanctions order, which petition is pending. On February 3, 2006, Verve filed a sanctions motion in the ITC directed against our counsel, alleging that they violated an ITC protective order for confidential information by filing documents under seal with the Federal Court in Arizona. We have filed a response to the motion denying any violation of the ITC protective order.
      Brazilian Central Bank Administrative Proceeding. In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (Bank) commenced an administrative proceeding against our subsidiary, Empresa Brasileira Industrial, Comercial e Servicos Ltda. (“EBICS”), formerly known as Hypercom do Brasil Industria e Comercio Ltda., alleging that it is subject to a fine totaling R$197,317,538 (approximately US$90,586,000 as of March 8, 2006) for failing to pay Hypercom, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. In July 2002, EBICS petitioned the Federal Civil Court in Sao Paulo, Brazil to have the administrative proceeding suspended and the applicable provision of the Brazilian law declared unconstitutional on the basis that it is confiscatory. Also in July 2002, EBICS filed an administrative defense with the Bank. In May 2003, the Federal Civil Court rendered judgment dismissing EBICS’ petition for a Writ of Mandamus, which EBICS has appealed. In May 2005, EBICS’ defense in the administrative proceeding was denied on procedural grounds, deferring the constitutional issues to the pending judicial action. EBICS is appealing the administrative decision and will raise additional defenses, including that the Bank’s recently adopted 0.5% limitation on the penalty amount should be applied retroactively in this matter. If the 0.5% penalty limitation were to be applied in the Bank’s administrative proceeding, the total penalty as of

December 31, 2005 would be approximately US$200,000. EBICS has also filed an appeal in the judicial action, raising similar defenses. Neither of these appeals is expected to be finally decided for another three to four years. We believe that the fine is confiscatory in nature and illegal, and do not believe that such fine will be enforced in the amount claimed by the Bank.
      Colleen E. Ryan v. Hypercom Corporation, et al. In 1998, the plaintiff filed this action alleging sexual misconduct claims against us and two of our former executives. On September 20, 2005, the Arizona Court of Appeals entered an Order affirming the April 2004 judgment of the trial court entered upon the jury verdict enforcing Ryan’s 1998 settlement agreement with us and dismissing her claims against us and the two former executives. On October 27, 2005, Ryan filed a petition for review of that Order with the Arizona Supreme Court, which petition is pending.

Item 4.	Submission of Matters to a Vote of Securities Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
Executive Officers of the Registrant
      The following are our executive officers as of March 1, 2006:

Name	Age	Title	Other Business Experience since 1/1/2001

William Keiper	55	Chief Executive Officer and President (since August 2005)	Chairman and Interim Chief Executive Officer, Hypercom Corporation; Director, Hypercom Corporation (since 2000); Chairman and Chief Executive Officer, Arrange Technology, LLC
Thomas Liguori	47	Senior Vice President and Chief Financial Officer (since November 2005)	Chief Financial Officer, Iomega Corporation; Chief Financial Officer, Channell Commercial Corporation.
William A. Dowlin	59	Senior Vice President, Manufacturing and Materials (since November 2003)	President, Hypercom Manufacturing Resources, Inc.
Neil P. Hudd	60	Senior Vice President, Global Product Development and Marketing (since September 2005)	President, Americas Sales and Vice President, Strategic Initiatives, Way Systems Incorporated; President, NBS Transaction Systems, Inc.
O.B. Rawls	54	Senior Vice President, International Sales (since February 2006)	Senior Vice President, North America Sales; President Hypercom North America
Douglas J. Reich	62	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)	Senior Vice President, General Counsel and Secretary, Wavo Corporation
Jonatan Schmidt	39	Chief Scientist and Technology Officer (since October 2005)	Chief Strategy Officer and Chief Technology Officer, SiVault Systems, Inc.; Chief Technology Officer, One Network
Scott Tsujita	42	Senior Vice President, Finance, Treasury and Investor Relations(since October 2003)	Vice President, Finance and Treasurer, Hypercom Corporation; Senior Executive Officer, Golden Eagle Leasing, Inc., Hypercom’s former U.S. leasing subsidiary
Diane Handley	53	Vice President, Global Human Resources (since September 2005)	Compensation Manager, Hypercom Corporation; Manager of Pension Plans, CSX Corporation

PART II
Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

	High	Low

Year Ended 12/31/05
First Quarter	$6.00	$4.11
Second Quarter	6.83	4.65
Third Quarter	7.17	5.73
Fourth Quarter	7.25	5.57
Year Ended 12/31/04
First Quarter	$8.00	$4.55
Second Quarter	8.68	5.75
Third Quarter	8.50	6.50
Fourth Quarter	7.50	4.70
      Since being publicly-traded, we have not paid any cash dividends on our common stock. We currently intend to retain our earnings for our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information on retained earnings.
      As of March 8, 2006, we had approximately 80 stockholders of record and approximately 5,200 beneficial stockholders.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c)Total Number	(d)Maximum Number
			of Shares (or	(or Approximate
			Units) Purchased	Dollar Value) of
	(a)Total Number of	(b)Average Price	as Part of Publicly	Shares that May Yet
	Shares (or Units)	Paid per Share (or	Announced Plans or	Be Purchased Under
Period	Purchased	Unit)	Programs	the Plans or Programs

Month #1 (October 1, 2005 to October 31, 2005)	—	—	—	—
Month #2 (November 1, 2005 to November 30, 2005)	—	—	—	—
Month #3 (December 1, 2005 to December 31, 2005)	47,100	$6.22	47,100	$556,072
Total	47,100	$6.22	47,100	$556,072
      On May 18, 2005, we announced that our Board of Directors had reaffirmed our previously authorized share repurchase program to purchase up to $10 million of our common stock. The Board of Directors originally approved the repurchase program in August 2003. As of December 31, 2005, we had repurchased 1,585,531 shares of common stock at an average price per share of $5.96 under this share repurchase program.
      On November 3, 2005, our Board of Directors authorized a new stock repurchase program to purchase up to an additional $20 million of our common stock.
      On March 2, 2006, we announced the adoption of a 10b5-1 plan for the purchase of up to $5 million of our common stock pursuant to the terms of our existing repurchase authorizations.

Item 6.	Selected Financial Data
      The following table contains selected consolidated financial data for the five years ended December 31, 2005, derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance (in thousands, except per share data and percentages).

	Years Ended December 31,

	2005		2004		2003		2002		2001

Statements of Operations Data:
Net revenue	$245,223		$241,285		$218,816		$232,666		$228,190
Costs of revenue	172,091	b	144,140		128,212		147,094	c	139,527
Provision for deferred contract costs	—		11,305	d	—		—		—

Gross profit	$73,132		$85,840		$90,604		$85,572		$88,663

Gross profit percentage	29.8%		35.6%		41.4%		36.8%		38.9%

Research and development	$27,555		$27,188		$24,163		$24,744		$28,107
Selling, general, and administrative	72,649		65,242		57,662		57,256		63,267
Restructuring charges	—		—		—		4,434	c	—

Total operating expenses	$100,204	b	$92,430		$81,825		$86,434		$91,374

Income (loss) from continuing operations	$(27,072)		$(6,590)		$8,779		$(862)		$(2,711)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(30,243)		$(12,530)		$851		$(29,716	)e	$(13,942)
Income (loss) from discontinued operations	(3,123	)a	3,868	a	10,347	a f g	(9,602	)a e g	(5,966	)a g
Cumulative effect of change in accounting principle	—		—		—		(21,766	)h	—

Net income (loss)	$(33,366)		$(8,662)		$11,198		$(61,084)		$(19,908)

Diluted income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.58)		$(0.24)		$0.02		$(0.64)		$(0.38)
Income (loss) from discontinued operations	(0.06)		0.07		0.20		(0.21)		(0.16)
Cumulative effect of change in accounting principle	—		—		—		(0.47)		—

Diluted income (loss) per share	$(0.64)		$(0.17)		$0.22		$(1.32)		$(0.54)

Weighted average basic shares	52,395		51,252		49,146		46,142		36,644
Weighted average diluted shares	52,395		51,252		50,351		46,142		36,644
Balance Sheet Data:
Cash and equivalents	$35,940		$23,445		$65,415		$23,069		$19,769
Short-term investments	57,951		69,962		17,400		—		—
Working capital	143,039		159,789		155,048		128,179		126,088
Total assets	238,914		277,260		265,870		260,400		337,409
Short and long-term debt	8,377		8,829		9,857		25,025		67,888
Total shareholders’ equity	170,774		205,372		204,297		187,972		210,226

a)	During the 2005 fourth quarter, we made the decision to sell our United Kingdom leasing business (the “UK Lease Business”). As of December 31, 2005, the UK Lease Business’s operating results have been classified as discontinued operations in the statements of operations for all periods presented. We recognized a $6.6 million loss on the writedown of the UK Lease Business to its estimated fair value based on purchase offers received from potential buyers. See Note 4 to the Consolidated Financial Statements.

b)	During 2005, we performed a comprehensive review of our financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships. The objective of the business review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. As a result of this business review, we recorded charges of $20.0 million to cost of revenue and $7.7 million to operating expenses during 2005. See Note 3 to the Consolidated Financial Statements.

c)	During the 2002 third quarter, we committed to a profit improvement plan which included the closure of offices around the world in favor of a more cost-effective distributor sales model and the termination of our direct manufacturing operations in Brazil. Restructuring charges in cost of sales include $2.0 million related to the write-down of inventories and other related costs. Restructuring charges of $4.4 million, which are separately stated, include $3.6 million related to the write-down of a building and other fixed assets to their estimated fair value and $0.8 million related to termination costs and other charges. See Note 4 to the Consolidated Financial Statements.

d)	During the 2004 second quarter, we recorded an $11.3 million charge to cost of revenue to reserve all costs previously deferred under our long-term contract with the Brazilian Health Ministry. Our decision to record the provision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe that the delay was due to an internal scandal within the Brazilian Health Ministry, which in no way relates to Hypercom or our pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. See Note 13 to the Consolidated Financial Statements.

e)	During 2002, we recorded a $2.6 million loss on early extinguishment of debt in connection with the early retirement of two term loans. The loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with our term loans.

f)	During 2003, we completed the disposition of all remaining operating units identified and initially held for sale in September 2002. In connection with the disposition of these operating units, we recorded a loss on sale of the units totaling $3.2 million during 2003 comprised of a $0.3 million cash infusion made by us in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

g)	Consistent with our strategy of disposing of operating units not aligned with our core business, we sold our direct finance lease subsidiary, Golden Eagle, effective October 1, 2003, for $30.0 million gross cash proceeds, and recorded a $7.0 million gain net of severance and other exit costs. As a result of the disposition, the net operating results of Golden Eagle have been classified as discontinued operations in the statement of operations for all periods presented.

h)	During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the transition provisions of SFAS 142, we evaluated our reporting units for impairment of goodwill and recorded a $21.8 million write-off primarily attributable to goodwill associated with the 2000 acquisition of Golden Eagle Leasing.
      See Note 20 to our Consolidated Financial Statements for a presentation of certain of the above information on a quarterly basis for each of our four quarters in the years ended December 31, 2005 and 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following sets forth a discussion and analysis of Hypercom Corporation’s financial condition and results of operations for the three years ended December 31, 2005. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts
      Payment terms for product and service trade receivables generally range from 30 to 60 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due accounts.
      An allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments is maintained. Such allowance is computed based upon a specific customer account review of larger customers and balances past due. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables to selling, general and administrative expense.

Sales-Type Leases
      Certain sales of product are made under capital lease arrangements and are recorded as a sales-type leases in accordance with SFAS No. 13, Accounting for Leases, as amended. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of our net revenues in 2005, 2004 or 2003.
      In addition, as part of the initial recording of our sales-type leases, the estimated unguaranteed residual value of the equipment is recorded. The residual value is based on industry standards and our actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.
      During the 2005 fourth quarter, we made the decision to sell our UK Lease Business which comprised primarily all of our sales-type leases. See Note 4 to the Consolidated Financial Statements.

Inventories
      Inventories are stated at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis. We record reserves for estimated excess and/or obsolete inventory on a product or part level basis based upon future demand and historical usage and establish a new cost basis for the respective item.

Revenue Recognition
      We recognize revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins No. 101 and No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.
      We generally recognize product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. We recognize services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The cost of units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” We accrue for warranty costs, sales returns and other allowances at the time of shipment.
      Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.
      Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), we defer all revenue for the arrangement until the period in which the last item is delivered.

Product Warranty
      We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. We periodically evaluate and adjust the accrued warranty costs to the extent actual warranty costs vary from the original estimates. Our warranty period typically extends from one to five years from the date of shipment depending upon the product. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from our estimates.

Legal Contingencies
      In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. We record contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Foreign Currency
      All of our foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from remeasurement are included in current earnings. Monetary assets and liabilities denominated in local currency are remeasured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2005, 2004, and 2003 we recorded net gains on re-measurement of $0.7 million, less than $0.1 million, and $2.3 million, respectively. For the same periods, we recorded net losses on transactions denominated in foreign currencies of $2.0 million, $2.0 million, and $3.9 million, respectively. These amounts are included in the results of operations.

Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 14 regarding the valuation reserve against our deferred tax assets.
      We do not provide for federal income taxes on the undistributed earnings of our international subsidiaries because earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.

Overview of Financial Results
      The following overview will highlight certain key events and factors impacting our financial performance over the past three years. Certain 2004 and 2003 amounts referred to below have been adjusted to reflect our decision to sell our lease business in United Kingdom (the “UK Lease Business”) which is included in discontinued operations.

Year 2005

For 2005, we recorded a net loss of $33.4 million ($0.64 loss per share) on revenues of $245.2 million. Revenues for 2005 increased by 1.6% over 2004 revenues of $241.3 million due to gains in multi-lane and processor sales markets in North America as well as our service businesses, offset by declines associated with the completion of EMV rollouts in Europe and Asia in 2004 and the completion of a significant portion of an outsource manufacturing contract in late 2004 for one of our larger global customers.

The 2005 net loss was most notably impacted by charges resulting from a comprehensive business review and the discontinuance of our UK Lease Business. During the latter part of March 2005, a change in senior management was made. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. The interim Chief Executive Officer, William Keiper, was appointed as our Chief Executive Officer and President in August 2005 and a new Chief Financial Officer, Tom Liguori, was appointed in November 2005. Interim Management commenced a comprehensive review of our financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “2005 Business Review”). The objective of the 2005 Business Review, was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize our corporate structure. The 2005 Business Review included the following actions and amounts:

•	Implementing an end-of-product-life cycle strategy, including identifying products and related inventory with near term end-of-life requirements resulting in charges of $12.1 million;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in/ trade-out programs required for the end-of-product-life cycle strategies resulting in charges of $7.4 million;

•	Implementing certain workforce reductions, including members of the senior management team, sales, operations and manufacturing personnel, as well as moving certain research and development resources to lower cost foreign geographies, and compensation plan changes resulting in charges of $5.4 million;

•	Vacating a leased building in Phoenix, Arizona due to the reductions in force resulting in a charge of $1.0 million in future rental expense, net of estimated sublet recoveries;

•	Evaluating other assets and liabilities and evaluating the past underlying operating decisions or strategies supporting such assets and liabilities resulting in charges of $1.8 million;

•	Investing in the implementation of a comprehensive product marketing function; and

•	Evaluating opportunities for short, medium and long-term improvements in manufacturing costs.

      The following table sets forth the restructuring and other charges recorded during 2005 in conjunction with the 2005 Business Review (in thousands):

	2005	2005	2005
	First	Second	Fourth	2005
	Quarter	Quarter	Quarter	Full Year

Costs of revenue:
Warranty charges and product return accruals	$706	$6,076	$667	$7,449
Inventory write-downs	2,132	7,090	2,889	12,111
One-time termination benefits and related costs	—	177	292	469
Other	148	161	—	309

Total costs of revenue	2,986	13,504	3,848	20,338

Operating expenses:
One-time termination benefits and related costs	1,543	2,021	1,349	4,913
Idle facility lease charge	—	—	1,013	1,013
Other	525	463	632	1,620

Total operating expenses	2,068	2,484	2,994	7,546

Non-operating expenses and income taxes:
Other, including tax impact of above entries	—	61	(203)	(142)

Total non-operating expenses and income taxes	—	61	(203)	(142)

	$5,054	$16,049	$6,639	$27,742

There were no significant charges resulting from decisions and actions taken during the third quarter of 2005 as part of the 2005 Business Review.

The 2005 Business Review was completed as of December 31, 2005. While we believe significant progress has been made and strategic initiatives put in place as of December 31, 2005, we will continue to review and align our business as demands and markets change and evolve. Accordingly there could be additional charges in future periods arising from the decisions and actions related to ongoing business reviews.

In addition to the 2005 Business Review, we also evaluated our UK Lease Business during the 2005 fourth quarter and decided to exit this business and sell the existing lease portfolio and related assets, resulting in its classification as a discontinued operation for all periods being presented. We recognized a $6.6 million loss on the writedown of the UK Lease Business to it estimated fair value based on purchase offers received from potential buyers.

We continued to maintain our cash reserves, consisting of cash and cash equivalents and marketable securities of $93.9 million at December 31, 2005 compared to $93.4 million at December 31, 2004, despite funding the cash elements of the 2005 Business Review of $6.6 million, and purchasing $9.2 million of treasury stock, and without incurring any indebtedness to fund continuing operations.

Year 2004

For 2004, we recorded a net loss of $8.7 million ($0.17 loss per diluted share) on revenues of $241.3 million. Our 10.3% revenue growth in 2004 was primarily due to bringing our new 32-bit products to market, expanding our multi-lane and quick service restaurant customer (QSR) base, and serving the growing European market led by tightening security standards. The 2004 results include a second quarter charge of $11.3 million to write-off all costs previously deferred under our contract with the Brazilian Health Ministry.

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

Operating expenses increased by $10.6 million in 2004, from $81.8 million in 2003 to $92.4 million in 2004. Operating expenses represented 38.3% of net revenues in 2004 versus 37.4% in 2003. This increase was primarily due to costs for Section 404 of the Sarbanes-Oxley Act compliance and higher selling expenses principally related to accelerating expansion into certain markets in response to 2005 market opportunities and pre-selling costs related to longer sales cycle multi-lane contracts.

Non-operating expenses (net interest expense, foreign currency losses and other income / loss) decreased by $1.7 million in 2004. This decrease is primarily due to higher interest income as a result of our increased cash and short-term investment balances as well as rising interest rates and lower interest expense as a result of reduced debt fees and the cessation of amortization of debt issuance costs in 2004.

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

Completing the 2002 restructuring plan during 2003 allowed us to focus on our core terminal and network systems business, which resulted in improved gross margins while maintaining operating expenses at levels appropriate to support the core business activities. Gross margins improved principally from continuing improvements in cost reductions in our core set of product offerings through reductions in material costs as well as improved manufacturing efficiencies. Operating expenses were essentially unchanged from 2002 reflecting a leveling off of spending to match our business model as contemplated under our profit improvement and restructuring plan initiated in September 2002.

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
     Results of Continuing Operations
      The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results. The results of continuing operations discussed below exclude the operations of the operating units being reported as discontinued operations. See Note 4 to the Consolidated Financial Statements.

	Year Ended December 31,

	2005	2004	2003

Net revenue	100.0%	100.0%	100.0%
Costs of revenue	70.2	59.7	58.6
Provision for deferred contract costs	—	4.7	—

Gross profit	29.8	35.6	41.4
Research and development	11.2	11.3	11.0
Selling, general and administrative	29.6	27.0	26.4

Income (loss) from continuing operations	(11.0)	(2.7)	4.0
Interest and other income net of interest and other expense	0.7	(0.1)	(1.0)
Foreign currency loss	(0.6)	(0.8)	(0.7)

Income (loss) before taxes and discontinued operations	(10.9)	(3.6)	2.3
Provision for income taxes	(1.4)	(1.6)	(1.9)

Income (loss) before discontinued operations	(12.3)	(5.2)	0.4
Income (loss) from discontinued operations	(1.3)	1.6	4.7

Net income (loss)	(13.6)%	(3.6)%	5.1%

      Net revenue by geographic region is presented in the following table as a percentage of net revenues for the periods indicated:

	Year Ended December 31,

Revenues by Region	2005	2004	2003

North America	39.4%	34.1%	34.9%
Latin America including Central and South America and Mexico	20.3	18.3	19.6
Asia/ Pacific	16.4	17.8	18.4
Europe, Middle East and Africa	23.9	29.8	27.1

Totals	100.0%	100.0%	100.0%

      Our revenues relate primarily to the sale of electronic payment transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services (collectively, product revenue). Additionally, we operate several service businesses that provide full on-site support services such as installation, training, repair, help desk services and transaction transport (collectively, service revenue). No other type of revenue exceeded 10% of our consolidated net revenues in 2005, 2004 or 2003.

Comparison of Years Ended December 31, 2005 and 2004

		% of		% of	Increase
	2005	Rev	2004	Rev	(Decrease)

	(Dollars in thousands)
Net revenue:
Product and other	$210,963	86.0%	$214,239	88.8%	$(3,276)
Services	34,260	14.0	27,046	11.2	7,214

Total net revenue	245,223	100.0	241,285	100.0	3,938

Costs of revenue:
Product and other	144,649	68.6	123,419	57.6	21,230
Services	27,442	80.1	20,721	76.6	6,721
Provision for deferred contract costs	—	0.0	11,305	4.7	(11,305)

Total costs of revenue	172,091	70.2	155,445	64.4	16,646

Gross profit	73,132	29.8	85,840	35.6	(12,708)
Operating expenses:
Research and development	27,555	11.2	27,188	11.3	367
Selling, general and administrative	72,649	29.6	65,242	27.0	7,407

Total operating expenses	100,204	40.8	92,430	38.3	7,774

Loss from continuing operations	(27,072)	(11.0)	(6,590)	(2.7)	(20,482)
Non-operating income (expenses)	355	0.1	(2,107)	(0.9)	2,462

Loss before income taxes and discontinued operations	(26,717)	(10.9)	(8,697)	(3.6)	(18,020)
Provision for income taxes	(3,526)	(1.4)	(3,833)	(1.6)	307

Loss before discontinued operations	(30,243)	(12.3)	(12,530)	(5.2)	(17,713)
Income (loss) from discontinued operations	(3,123)	(1.3)	3,868	1.6	(6,991)

Net loss	$(33,366)	(13.6)%	$(8,662)	(3.6)%	$(24,704)

Loss per diluted share	$(0.64)		$(0.17)		$(0.47)

Net revenue
      Net revenue increased 1.6% in 2005 compared to 2004. This increase was comprised of an increase of $7.2 million or 26.7% in services revenue partially offset by a decrease of $3.3 million or 1.5% in product and other revenue.
      The decrease in product and other revenue of $3.3 million was principally the result of a decline in Sweden of $10.6 million related to the completion of a portion of a sales contract whereby we provided outsource manufacturing service to one of our larger customers in that region, Europe and the Far East and a decline in Europe of $1.1 million as 2004 was influenced by the migration to EMV security standards, which was substantially complete by the end of 2004, and a decline in Asia/ Pacific of approximately $2.9 million or 6.6% due to countries such as Malaysia and Taiwan implementing EMV in 2004 and the effects of economic and credit control difficulties in Indonesia and Taiwan, along with pricing pressure throughout the region, offset by an increase of $11.3 million or 13% in North America product revenues due to increased multi-lane and processor sales on a year over year basis.
      The increase in service revenues of $7.2 million was principally the result of an increase in our service operations in Brazil and to a lesser degree Mexico. Service revenues in Brazil increased $5.8 million from 2004 to 2005 due to a strong market leadership position allowing us to be the preferred service provider, including providing service on terminals of our competitors and gaining larger portions of the installed base of terminals belonging to the three major Brazil card associations. In addition, we have expanded our service offerings in the areas of transaction transport and other terminal management offerings. Mexico services increased approximately $0.9 million from 2004 to 2005 due to general growth in terminals under service contract.

Costs of revenue
      Our costs of revenue include the costs of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases included in continuing operations. Cost of revenue as a percent of revenue increased to 70.2% in 2005 compared to 64.4% in 2004. Cost of revenue in both 2005 and 2004 was impacted by significant charges. Significant charges totaled $20.3 million in 2005, related to the 2005 Business Review, and totaled $11.3 million in 2004 due to the write-off of deferred contract costs. Excluding these charges, cost of revenue as a percent of revenue was 61.9% for 2005 and 59.7% for 2004. This increase was principally attributable to incremental reserves totaling $1.4 million from sales-type lease provisions from continuing operations, and $0.8 million from warranty provisions on certain specific repair and replace instances that have been addressed fully as of December 31, 2005, partially offset with a reduction of $1.9 million in normal inventory provisions, with the remaining impact associated with pricing and product mix, as there continues to be downward pressure on pricing.

Gross profit
      Total gross profit as a percent of revenue decreased to 29.8% in 2005 from 35.6% in 2004. Total gross profit in 2005 was impacted by $20.3 million in charges related to the 2005 Business Review and in 2004 gross profit was impacted by $11.3 million in charges related to the write-off of deferred contract costs for the Brazilian Health Ministry contract. Excluding these charges, total gross profit as a percent of revenue was 38.1% for 2005 and 40.3% for 2004.
      Product and other gross profit was 40.6% in 2005 compared to 42.4% in 2004, excluding $19.4 of charges associated with the 2005 Business Review. This year over year decrease in product and other gross margin was principally attributable to incremental reserves totaling $1.4 million from sales-type lease provisions from continuing operations, and $0.8 million from warranty provisions on certain specific repair and replace instances that have been addressed fully as of December 31, 2005, partially offset with a reduction of $1.9 million in normal inventory provisions, with the remaining impact associated with pricing and product mix, as there continues to be downward pressure on pricing.
      Services gross profit percentage was 22.5% in 2005 and 23.4% in 2004, excluding $0.9 million of charges associated with the 2005 Business Review. This year over year decrease in service gross profit percentage is principally attributed to excess inventory supply provisions totaling $0.5 million recorded in 2005 above such provisions recorded in 2004.

Research and development
      Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 11.2% in 2005 compared to 11.3% in 2004. Research and development expenses for 2005 include $1.3 million in incremental charges associated with the 2005 Business Review, consisting of severance charges totaling $0.9 million, as we relocate certain research and development activities to lower cost foreign geographies, and the write-off of certain capitalized software development for abandoned projects totaling $0.4 million. Excluding these charges, research and development expenses decreased by $0.9 million from $27.2 million (11.2% of revenue) in 2004 to $26.3 million (10.7% of revenue) in 2005.

Selling general and administrative
      Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 29.6% for 2005 and 27.0% for 2004. Selling, general and administrative expenses for 2005 include

$6.4 million in incremental charges associated with the 2005 Business Review, consisting principally of $4.1 million in severance and employment related charges, $1.2 million in unrecoverable prepaid sales taxes associated with slow moving inventory and the expiration of utilization periods, $1.0 million of future rent charges resulting from vacating a building located in Phoenix Arizona, as a result of reductions in personnel. In addition, 2005 selling, general and administrative expenses include a charge of $1.4 for legal contingencies for certain tax cases covered under an amnesty program in Brazil. Excluding these charges of $7.7 million, selling, general and administrative expenses totaled $65 million compared to $65.2 million in 2004. Selling expenses are expected to trend downward into 2006 since the full effects of the cost reductions surrounding personnel changes will be recognized for all of 2006, versus only partially in 2005.

Interest income, interest expense, and foreign currency
      We recognized $2.7 million in interest income during 2005 compared to $1.2 million in 2004. This increase is principally attributable to higher average cash, cash equivalent, and short-term investments balances maintained throughout 2005 compared to 2004 and increasing yields on our cash investments. We incurred interest expense of $0.8 million in 2005 compared to $1.4 million in 2004. The decline in interest expense is primarily due to the continued decline in our long-term debt, and the reduction in amortization of debt issuance costs, as the majority of costs were fully amortized as of July 2004. Foreign currency loss for 2005 was $1.3 million compared with $1.9 million in 2004. The decrease in foreign currency expense is principally attributable to the stabilization and slight strengthening of the US dollar against our foreign currency exposures compared to 2004.

Income tax expense
      Income tax expense before discontinued operations for federal, state and foreign taxes was $3.5 million and $3.8 million for the years ended 2005 and 2004, respectively. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.
      During 2005, we continued to provide valuation reserves on substantially all of our deferred tax assets. These reserves are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109, Accounting for Income Taxes (“SFAS 109”). Due to our net operating loss position and our valuation reserve against our deferred tax assets, the consolidated effective tax rates for 2005 and 2004 are not meaningful.
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

Comparison of Years Ended December 31, 2004 and 2003

	Years Ended December 31,

		% of		% of	Increase
	2004	Rev	2003	Rev	(Decrease)

	(Dollars in Thousands)
Net revenue:
Product and other	$214,239	88.8%	$196,231	89.7%	$18,008
Services	27,046	11.2	22,585	10.3	4,461

Total net revenue	241,285	100.0	218,816	100.0	22,469

Costs of revenue:
Product and other	123,419	57.6	111,404	56.8	12,015
Services	20,721	76.6	16,808	74.4	3,913
Provision for deferred contract costs	11,305	4.7	—	0.0	11,305

Total costs of revenue	155,445	64.4	128,212	58.6	27,233

Gross profit	85,840	35.6	90,604	41.4	(4,764)
Operating expenses:
Research and development	27,188	11.3	24,163	11.0	3,025
Selling, general and administrative	65,242	27.0	57,662	26.4	7,580

Total operating expenses	92,430	38.3	81,825	37.4	10,605

Loss from continuing operations	(6,590)	(2.7)	8,779	4.0	(15,369)
Non-operating expenses	(2,107)	(0.9)	(3,814)	(1.7)	1,707

Loss before income taxes and discontinued operations	(8,697)	(3.6)	4,965	2.3	(13,662)
Provision for income taxes	(3,833)	(1.6)	(4,114)	(1.9)	281

Loss before discontinued operations	(12,530)	(5.2)	851	0.4	(13,381)
Income from discontinued operations	3,868	1.6	10,347	4.7	(6,479)

Net loss	$(8,662)	(3.6)%	$11,198	5.1%	$(19,860)

Loss per diluted share	$(0.17)		$0.23		$(0.40)

Net revenue
      Our year over year 10.3% increase in net revenue is principally the result of product sales in our European and U.S. markets. The increase in European revenues arose as customers purchased new terminals to meet the security compliance standards set-forth by Europay, MasterCard and Visa (EMV). EMV governs the replacement of traditional magnetic strip cards with chip cards. Merchants must upgrade their terminals to meet the new EMV standards or potentially bear the liability of fraudulent transactions which chip technology would have prevented.
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

      Finally, net revenue in 2003 benefited by a $2.4 million transaction in Brazil involving the sale of fully depreciated terminals we had previously leased to a third party under an operating lease. Excluding the $2.4 million in revenue in 2003, net revenue increased $24.9 million or 11.4% from 2003. No similar transaction occurred during 2004.
      The increase in services revenues was primarily due to additional services provided by NetSet, our service business in Brazil. During 2004, NetSet signed a service contract with one major new customer and increased service volumes to an existing customer. Additionally, service revenues increased in 2004 due to the start-up of HBNet, our transaction transport business.

Costs of revenue
      Our costs of revenue include the costs of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs, as well as loan loss provisions with respect to sales-type leases. Cost of revenue, excluding the write-off of deferred contract costs discussed below, as a percent of revenue increased to 59.7% in 2004 compared to 58.6% in 2003. The year over year increase in costs of revenue as a percent of revenues was principally attributable to incremental inventory reserves totaling $3.7 million recorded during 2004. The incremental inventory reserves were attributable to technology obsolescence induced by our new product offerings and altered demand for dated products and components.

Write-off of deferred contract costs
      During the second quarter of 2004, we recorded an $11.3 million charge to cost of revenue to write-off all costs previously deferred under our long-term contract with the Brazilian Health Ministry. See Note 13 to the Consolidated Financial Statements. Our decision was principally due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract. We believe that the delay was due to an internal scandal within the Brazilian Health Ministry, which in no way relates to Hypercom or our pending claim, but nevertheless, cast doubt and concern over the ability to recover, timely, the amounts owed under the contract. We are actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract. However, there is no certainty as to how much will ultimately be collected or that the maintenance contract will ultimately be extended.

Gross profit
      Gross profit as a percent of revenue decreased to 35.6% in 2004 from 41.4% in 2003. The decline in the gross profit percentage is principally attributable to the provision recorded to reserve all costs previously deferred under our contract with the Brazilian Health Ministry. Excluding the contract provision, the gross profit percentage was 40.3% in 2004. The product and other gross profit percentage was 42.4% in 2004 compared to 43.2% in 2003, while the services gross profit percentage was 23.4% in 2004 and 25.6% in 2003. The year over year decline in margin, exclusive of the Brazilian Health Ministry charge in 2004 and the previously mentioned impact of the sale of the fully depreciated terminals in Brazil in 2003, is principally attributable to lower average selling price and gross profit on comparable products sold under the terms of a new domestic processor agreement and incremental inventory reserves recorded during 2004. The decrease in the services gross profit percentage was primarily attributable to fewer high-margin special service projects, such as software uploads and pinpad upgrade programs, in 2004 than 2003.

Research and development
      Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 11.3% in 2004 compared to 11.0% in 2003. On a relative dollar basis, 2004 spending increased $3.0 million compared to 2003. The increase in research and development spending is reflective of our efforts to accelerate the introduction of new products including our Optimum product family and an internet protocol (IP) enabling device, IN- tact, that converts our existing terminals into faster IP-enabled card payment terminals.

Selling general and administrative
      Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 27.0% for 2004 compared to 26.4% in 2003. On a relative dollar basis, spending increased $7.6 million or 13.2%. The increase is principally attributable to variable costs attributed to our increase in revenues and additional professional fees incurred to comply with Section 404 of the Sarbanes-Oxley Act. In addition, during 2004 we recorded a $0.7 million charge to write-off a marketing right that we determined had no future value.

Interest income, interest expense, and foreign currency
      We recognized $1.2 million in interest income during 2004 compared to only $0.4 million in 2003. This increase is principally attributable to our high cash, cash equivalent, and short-term investment balances maintained throughout 2004 resulting from the sale of Golden Eagle Leasing in October 2003 and our positive cash flow from operations. We incurred interest expense of $1.4 million in 2004 compared to $2.5 million in 2003. The decline in interest expense is primarily due to the continued decline in our long-term debt, reduced fees under our Senior Secured Credit Facility, which was amended effective December 31, 2003, and the reduction in amortization of debt issuance costs, as the majority of costs were fully amortized as of July 2004. Foreign currency loss for 2004 was $1.9 million compared with $1.6 million in 2003. The increase in foreign currency expense is principally attributable to the depreciation of the US dollar against our foreign currency exposures compared to 2003.

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

Liquidity and Capital Resources
      We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit and/or other debt facilities. During 2005, our primary source of cash was cash generated by our operations as well as cash received from the exercise of employee stock options. We had no borrowings under our revolving line of credit during 2005.

Cash flows from continuing operations
      Cash provided by operating activities is net income (loss) from continuing operations adjusted for non-cash items and changes in operating assets and liabilities. Cash used in continuing operating activities totaled $3.8 million for 2005 compared to cash provided by continuing operating activities of $8.8 million for 2004, a year over year decline of $12.6 million. The decline is principally attributable to cash expenses associated with the 2005 Business Review for charges related to severance and employee related matters ($3.0 million) and warranty repairs and replacements ($3.6 million), changes in operating assets and liabilities resulting in a $1.3 million decline and the remaining decline of $4.7 million being generally associated with a slight decline in gross margins based on pricing pressures and product mix changes between years together with higher operating expenses during the first half of 2005 (before the actions were taken on the 2005 Business Review).

      Changes in operating assets and liabilities and the related impact on our operating cash flows consist of the following:

	2005	2004	Change

Accounts receivable	$8,201	$(8,059)	$16,260
Inventories	(15,057)	(11,614)	(3,443)
Accounts payable	(8,294)	4,925	(13,219)
Other	3,070	3,951	(881)

Increase (decrease) in operating assets and liabilities	$(12,080)	$(10,797)	$(1,283)

      The increase in cash attributed to the reduction in accounts receivable on relatively the same revenue base and customer payment terms, which range generally between 30 and 60 days, when comparing 2005 to 2004 was offset by an increase in inventory spending to meet forecasted demands and the pay down of accounts payable balances as part of our cash management activities. Other changes represent normal fluctuations in prepaid expenses and other assets as well as deferred revenue and income tax related accounts.

Cash flows from investing activities
      Investing cash flows consist principally of capital expenditures, capitalizable software expenditures and the net changes in cash associated with our investment of excess cash generated by operations or proceeds from liquidations of investments to fund operations, acquire capital assets and use in financing related activities such as the purchase of treasury stock or pay down of long-term debt. Cash provided by investing activities was $7.6 million in 2005 compared to cash used in investing activities of $61.1 million in 2004.
      The change is primarily related to investment activities surrounding the transfer of cash between investments held in cash equivalent accounts, such as money market funds and certificates of deposit, and investments held in short-term investments, such as debt and equity securities with better yields. Additionally, cash used to fund internally developed software projects declined as we have completed the bulk of our development efforts related to the launch of our 32-bit product line and we have better targeted and controlled development projects and regional activities.
      Capital expenditures for property, plant and equipment were $4.9 million in 2005 and $5.9 million in 2004. During 2005 and 2004, capital expenditures were principally for upgrades to computer software and hardware and equipment purchases. We intend to spend approximately $7.0 to 8.0 million over the next twelve months for capital expenditures related to computer hardware and software upgrades, manufacturing equipment such as tools and dies and communication equipment.

Cash flows from financing activities
      Financing cash flows consist principally of the issuance of common stock due to the exercise of employee stock options, repayment of long-term debt, and the purchase of treasury stock. Additionally in 2004 we received cash from the payoff of notes receivable from two former principal stockholders. There are no further related party note receivable balances.
      During 2005, cash used in financing activities was $2.5 million compared to cash provided by financing activities of $8.3 million in 2004. The primary reasons for the decline in cash from financing activities of $10.8 million were the purchases of treasury stock in 2005 for $9.2 million, which in 2004 there were no such purchases, fewer proceeds from the exercise of employee stock options and the payoff of related party notes receivables in 2004 for $1.1 million. Cash used to repay long-term debt declined $0.6 million from 2004 and is attributable to our overall lower debt balances.

Cash flows from discontinued operations (See Note 4 and Note 19)
      Cash flows from discontinued operations principally relates to our 2005 fourth quarter discontinuance of our UK Lease Business and our direct-finance lease operation sold in the third quarter of 2003.

      Cash flows from operations consist principally of net cash earnings from the UK Lease Business. The increase in operating cash flows provided by discontinued operations of $7.0 million in 2005 over 2004 is the result of a maturing lease portfolio which ordinarily is characterized by fewer defaults and steady payment streams, coupled with a decline in new lease originations.
      Cash flow used in investing activities for 2004 of $2.9 million relate to cash outlays for a loyalty payment associated with the renewal of a long-term sales contract and cash used to manufacture equipment held under operating lease, both of which did not recur in 2005.
      While the cash flows from discontinued operations of $11.4 million in 2005 was significant to our increase in cash and cash equivalents, we believe our cash reserves and short-term investments together with the ability to control certain cash outlays, such as the purchase of treasury stock, and considering a full year of cost savings related to the 2005 Business Review was not reflected in our cash flows from continuing operations, the absence of cash flows from discontinued operations will not cause us to be unable to meet our short-term liquidity and capital resource requirements. Should operating results from continuing operations prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

Projected liquidity and capital resources
      At December 31, 2005, working capital and cash and cash equivalents were $143.0 million and $35.9 million, respectively, compared to $159.8 million and $23.4 million at December 31, 2004, respectively. Short-term investments decreased $12.0 million from $70.0 million at December 31, 2004 to $58.0 million at December 31, 2005.
      We believe that these cash reserves and short-term investments combined with our ability to influence operating cash flows as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2006. Additionally, we are actively pursuing opportunities to monetize our UK Lease Business which, if successful, would substantially increase our cash reserves. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

Contractual Obligations
      The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$8,327	$8,327	$—	$—	$—
Capital lease obligations	50	28	19	3	—
Operating leases	5,541	1,876	2,333	1,168	164
Minimum purchase obligations(1)	17,614	17,614	—	—	—

Total	$31,532	$27,845	$2,352	$1,171	$164

(1)	Minimum purchase obligations include all outstanding obligations to purchase goods or services at December 31, 2005 including agreements that are cancelable without penalty and agreements which are enforceable and legally binding. We estimate that approximately 27% of the outstanding purchase obligations at December 31, 2005 are non-cancelable due to the customized nature of the order and the long lead time required.

Debt Amendments
      On January 31, 2005, we entered into a Credit Agreement with Wells Fargo Bank, N.A. (Wells Fargo) (the Credit Agreement), pursuant to which we will have access to a $10 million line of credit. The Credit Agreement replaces our $10 million Foothill Senior Secured Facility. Borrowings under the Credit Agreement will be fully collateralized by short-term securities held in our accounts with Wells Fargo and will bear interest at a rate set forth in each promissory note issued at the time of the advance. The Credit Agreement contains customary default provisions and will expire in July 2006. At December 31, 2005, there were no amounts outstanding under the Credit Agreement.
      In March 2006, we amended our Credit Agreement with Wells Fargo to decrease the line of credit availability to $5.0 million and extend the expiration date until March 31, 2008.

Stock Repurchase
      During August 2003, the Board authorized a stock repurchase program to allow the purchase of up to $10.0 million of our common stock. During November 2005, the Board authorized a new stock repurchase program to purchase up to an additional $20.0 million of our common stock. During March 2006, we announced the adoption of a 10b5-1 plan for the repurchase of up to $5.0 million of common stock pursuant to the terms of an existing repurchase authorization.
      During 2005 and 2003, we purchased 1,525,409 and 60,122 shares of our common stock for $9.2 million and $0.3 million, respectively. There were no treasury stock repurchases during 2004. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. As of December 31, 2005, we had repurchased 1,585,531 shares of common stock at an average price per share of $5.96 under the share repurchase programs. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Off-Balance Sheet Arrangements
      As of December 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised.

Backlog
      We include in backlog all revenue specified in signed contracts and purchase orders to the extent that we contemplate recognition of the related revenue within one year. There can be no assurance that the contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within the one-year period. As of December 31, 2005, our backlog was $22.3 million, compared to $35.4 million at December 31, 2004. The decrease in backlog is principally related to the fulfillment of orders for major customers within the United States that are subject to a customer approved delivery schedule.
      In recent years, customers have shown a reluctance to enter into long-term firm commitments that we would include in backlog. Our backlog is predominately related to contracts with North American customers who comprise 44% and 67%, of the total backlog at December 31, 2005 and 2004, respectively. We have seen a change in order patterns, such that most sales contracts are now signed and fulfilled within the same quarter. Accordingly, we do not believe that our current backlog is indicative of our near-term sales.

2006 Outlook
      In 2006 we intend to focus on initiatives to drive profitability. Key initiatives include revenue and market share growth, improving gross margins and reducing operating expenses. We have dedicated senior management teams to specifically address and manage these key initiatives. With the completion of our 2005 Business Review, the introduction of our new Optimum product family, and continuing development efforts, we believe we have a solid foundation to move forward on these key initiatives.

      We will continue to see competitive pressures on a global basis as we and our major competitors try to expand our respective market share. These pressures will generally serve to decrease average selling prices for certain products within certain geographies. We intend to continue to offset declines in selling prices with increases in volumes together with further cost reductions in our products, as well as continuing to differentiate our product and total electronic payment solution offerings from our competitors.
      We will continue to leverage our existing cost structure on anticipated higher revenues in 2006. Many activities were examined and right-sized as part of the 2005 Business Review and we anticipate carrying our new right-sized organization into 2006, with only limited strategic capital outlays and resource additions required to achieve our 2006 business plan.
      We will continue to manage our balance sheet and leverage our working capital in instances where it can help meet the objectives of our key initiatives for 2006.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. Under the new rule, we are required to adopt SFAS 123R for the three-month period commencing January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. We have historically elected to use the intrinsic value method and have not recognized expense for employee stock options granted and our Employee Stock Purchase Plan (the “ESPP”). We plan to adopt SFAS 123R on January 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to January 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. We estimate that the impact of adoption will be an additional expense of $2.8 million after tax for employee stock options granted prior to December 31, 2005. Our ESPP provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123R, the discount and option provisions under the ESPP are considered compensatory. We believe the incremental compensation cost required by SFAS 123R for the ESSP will not be material to our operating results.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 29, Chapter 4 (“SFAS 151”). We are required to adopt the provisions of SFAS 151, on a prospective basis, as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that those items — if abnormal — be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a material impact on our financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3(“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December  15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.
      In June 2005, the FASB issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. We adopted FSP 143-1 in the third quarter of fiscal 2005 and its adoption did not have a material impact on our consolidated results of operations or financial condition for fiscal 2005.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
      At December 31, 2005, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
      Our investment portfolio, consisting of fixed income securities, was $58.0 million as of December 31, 2005. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2005, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio.
      A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At December 31, 2005, we had foreign currency forward contracts outstanding in the amount of $23.3 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments which are recorded in earnings as foreign currency gains or losses.
      We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results” elsewhere in this Annual Report on Form 10-K.
      At present, we have $8.4 million in debt obligations and there are no borrowings under our line of credit facility at December 31, 2005. As such, our interest rate risk is limited with respect to existing debt.
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

Evaluation of Disclosure Controls and Procedures.
      Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded accurately, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting.
      Our management is responsible for establishing and maintaining adequate internal control over Hypercom’s financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, Hypercom conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled Internal Control — Integrated Framework.
      Based on this evaluation our management concluded that, as of December 31, 2005, our internal control over financial reporting is effective.
      As previously disclosed in our amended Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2004 filed with the SEC on March 21, 2005, we identified two material weaknesses in our internal control over financial reporting.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The first material weakness related to insufficient controls over the contract administration and accounting for certain leases that were incorrectly accounted for as sales-type leases, rather than operating leases. The second material weakness was the aggregation of specific control deficiencies related to the analysis, evaluation and review of financial information in the year-end financial statement close process; specifically:

•	an inappropriate level of review of certain significant financial statement accounts requiring a higher degree of judgment and estimates;

•	insufficient analysis, documentation, review, and oversight of the financial statements of certain foreign subsidiaries during consolidation; and

•	insufficient staffing of the accounting and financial reporting function.
      Beginning in the first quarter of 2005, with completion in the fourth quarter of 2005, we implemented a number of control improvements to remediate the two material weaknesses existing as of December 31, 2004, as follows:

Control improvements related to contract administration and accounting for leasing transactions:

•	New policies and procedures were developed, communicated and implemented governing the accounting review and approval of lease contract changes;

•	Increased review by Phoenix-based management over leasing operations and accounting; and

•	Internal audits to ensure proper accounting treatment for leasing transactions.

Control improvements related to the analysis, evaluation and review of financial information in the year-end financial close process:

•	Hiring of additional financial accounting staff;

•	Improved organizational management of international finance and accounting functions; and

•	Increased review by financial management of transactions involving complex accounting treatment, judgments and/or estimations.
      Based on the evaluation completed in the fourth quarter of 2005, our management has concluded that these control improvements are properly designed and operating effectively as of December 31, 2005, and the two material weaknesses existing as of December 31, 2004 have been remediated.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is contained above in this Annual Report on 10-K.

Changes in Internal Control over Financial Reporting.
      Except as noted above, there was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      In March 2006, we amended our Credit Agreement with Wells Fargo to decrease the line of credit availability to $5.0 million. We also extended the term of the Credit Agreement through March 31, 2008.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our 2006 Proxy Statement is incorporated herein by reference. See Part I of this Report for information regarding our executive officers.
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
      We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to our annual report on Form 10-K for the fiscal year ended December 31, 2005. After our 2006 Annual Meeting of Stockholders, we intend to file with the New York Stock Exchange (NYSE) the CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE rule 303A.12. Last year, we filed this CEO certification with the NYSE in June 2005.

Item 11.	Executive Compensation
      The information set forth in our 2006 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference. The sections captioned “Report of the Compensation Committee on Executive Compensation” and “Stock Performance Graph” in our 2006 Proxy Statement are not incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth in our 2006 Proxy Statement under the caption “Security Ownership of Principal Stockholders and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information set forth in our 2006 Proxy Statement under the caption “Certain Transactions and Relationships” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth in our 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm” is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      a. The following documents are filed as part of this Report:

(1) Audited Consolidated Financial Statements Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

(All other financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements)

      b. The Exhibit Index is included following the Financial Statement Schedule.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

HYPERCOM CORPORATION

By:	/s/ William Keiper

William Keiper
Chief Executive Officer and President
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signature	Title

(1) Principal Executive, Financial and Accounting Officers

/s/ William Keiper William Keiper	Chief Executive Officer and President, Director

/s/ Thomas Liguori Thomas Liguori	Senior Vice President and Chief Financial Officer

(2) Directors

* Daniel D. Diethelm	Director

* Phillip J. Riese	Director

* Norman Stout	Director
      William Keiper, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 16th day of March, 2006, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Report.

*By:	/s/ William Keiper

Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Hypercom Corporation
      We have audited the accompanying consolidated balance sheets of Hypercom Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule included in item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hypercom Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Hypercom Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hypercom Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Hypercom Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hypercom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated financial statements of Hypercom Corporation and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 10, 2006

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,940	$23,445
Short-term investments	57,951	69,962
Accounts receivable, net of allowance for doubtful accounts of $3,266 and $2,390, respectively	48,852	59,776
Current portion of net investment in sales-type leases	—	9,441
Inventories	39,414	44,455
Prepaid expenses and other current assets	8,946	12,955
Deferred tax assets, net	122	—
Assets of discontinued operations held for sale	12,613	—

Total current assets	203,838	220,034
Property, plant and equipment, net	27,746	29,920
Net investment in sales-type leases	—	17,668
Intangible assets, net	3,503	4,475
Other long-term assets	3,827	5,163

Total assets	$238,914	$277,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,721	$27,817
Accrued payroll and related expenses	8,460	8,679
Accrued sales and other taxes	9,479	8,792
Accrued liabilities	12,371	8,308
Deferred revenue	2,762	2,768
Income taxes payable	1,651	3,411
Current portion of long-term debt	8,355	470

Total current liabilities	60,799	60,245
Long-term debt	22	8,359
Deferred tax liabilities, net	341	—
Other liabilities	6,978	3,284

Total liabilities	68,140	71,888

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,991,959 and 52,254,935 shares outstanding at December 31, 2005 and December 31, 2004, respectively	55	52
Additional paid-in capital	238,186	228,567
Deferred compensation	(2,123)	(505)
Accumulated deficit	(53,335)	(19,969)
Treasury stock, 1,815,620 and 290,211 shares (at cost) at December 31, 2005 and December 31, 2004, respectively	(12,009)	(2,773)

Total stockholders’ equity	170,774	205,372

Total liabilities and stockholders’ equity	$238,914	$277,260

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except share data)
Net revenue:
Product and other	$210,963	$214,239	$196,231
Services	34,260	27,046	22,585

Total net revenue	245,223	241,285	218,816

Costs of revenue:
Product and other	144,649	123,419	111,404
Services	27,442	20,721	16,808
Write-off of deferred contract costs	—	11,305	—

Total costs of revenue	172,091	155,445	128,212

Gross profit	73,132	85,840	90,604

Operating expenses:
Research and development	27,555	27,188	24,163
Selling, general and administrative	72,649	65,242	57,662

Income (loss) from continuing operations	(27,072)	(6,590)	8,779
Interest income	2,679	1,198	382
Interest expense	(787)	(1,412)	(2,474)
Foreign currency loss	(1,297)	(1,906)	(1,609)
Other income (expense)	(240)	13	(113)

Income (loss) before income taxes and discontinued operations	(26,717)	(8,697)	4,965
Provision for income taxes	(3,526)	(3,833)	(4,114)

Income (loss) before discontinued operations	(30,243)	(12,530)	851
Income (loss) from discontinued operations	(3,123)	3,868	10,347

Net income (loss)	$(33,366)	$(8,662)	$11,198

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.58)	$(0.24)	$0.02
Income (loss) from discontinued operations	(0.06)	0.07	0.21

Basic income (loss) per share	$(0.64)	$(0.17)	$0.23

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.58)	$(0.24)	$0.02
Income (loss) from discontinued operations	(0.06)	0.07	0.20

Diluted income (loss) per share	$(0.64)	$(0.17)	$0.22

Shares used in computing net income (loss) per common share:
Basic	52,395,001	51,251,975	49,145,980

Diluted	52,395,001	51,251,975	50,350,849

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Receivables		Accumulated		Total
			Paid-In	from	Deferred	(Deficit)	Treasury	Stockholders’
	Shares	Balance	Capital	Stockholders	Compensation	Earnings	Stock	Equity

	(Dollars in thousands, except share data)
Balance as of December 31, 2002	48,014,350	$48	$213,987	$(1,056)	$—	$(22,505)	$(2,502)	$187,972
Issuance of common stock	1,852,351	2	5,396	—	—	—	—	5,398
Purchase of treasury stock	(60,122)	—	—	—	—	—	(271)	(271)
Restricted common stock issued for deferred compensation	124,224	—	600	—	(600)	—	—	—
Net income	—	—	—	—	—	11,198	—	11,198

Balance as of December 31, 2003	49,930,803	50	219,983	(1,056)	(600)	(11,307)	(2,773)	204,297
Issuance of common stock	2,274,484	2	8,274	—	—	—	—	8,276
Restricted common stock issued for deferred compensation, net of cancellations	49,648	—	310	—	(310)	—	—	—
Recognition of deferred compensation, net of award reacquisitions	—	—	—	—	405	—	—	405
Decrease in stockholders’ receivable	—	—	—	1,056	—	—	—	1,056
Net loss	—	—	—	—	—	(8,662)	—	(8,662)

Balance as of December 31, 2004	52,254,935	52	228,567	—	(505)	(19,969)	(2,773)	205,372
Issuance of common stock	1,873,021	3	7,173	—	—	—	—	7,176
Purchase of treasury stock	(1,525,409)	—	—	—	—	—	(9,236)	(9,236)
Restricted common stock issued for deferred compensation, net of cancellations	389,412	—	2,446	—	(2,446)	—	—	—
Recognition of deferred compensation, net of award reacquisitions	—	—	—	—	828	—	—	828
Net loss	—	—	—	—	—	(33,366)	—	(33,366)

Balance as of December 31, 2005	52,991,959	$55	$238,186	$—	$(2,123)	$(53,335)	$(12,009)	$170,774

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(30,243)	$(12,530)	$851
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	15	529	869
Depreciation and amortization	7,890	8,007	8,883
Amortization of discount on short-term investments	(1,099)	(223)
Provision for doubtful accounts	2,046	1,915	1,972
Write-down of excess and obsolete inventory	18,539	7,922	4,668
Provision for warranty and other product charges	8,926	727
Foreign currency (gains) losses	(976)	74	(1,669)
Write-down of deferred contract costs	—	11,305	—
Non-cash stock-based compensation	828	405	—
Non-cash write-off of intangibles and other assets	2,181	1,515	—
Deferred income taxes	219	—	—
Changes in operating assets and liabilities, net	(12,080)	(10,797)	11,690

Net cash provided by (used in) operating activities	(3,754)	8,849	27,264

Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net of purchase price adjustments	—	—	32,512
Purchase of property, plant and equipment	(4,916)	(5,855)	(4,319)
Software development costs capitalized	(559)	(2,953)	(1,590)
Purchase of short-term investments	(216,915)	(90,239)	(76,696)
Proceeds from the sale or maturity of short-term investments	230,025	37,900	59,323

Net cash provided by (used in) investing activities	7,635	(61,147)	9,230

Cash flows from financing activities:
Repayment of bank notes payable and other debt instruments	(425)	(995)	(2,415)
Proceeds from issuance of common stock	7,176	8,276	5,398
Purchase of treasury stock	(9,236)	—	(271)
Advances from/(to) discontinued operations	—	—	294
Repayment of advances to stockholders	—	1,056	—

Net cash provided by (used in) financing activities	(2,485)	8,337	3,006
Effect of exchange rate changes on cash and cash equivalents	(333)	407	728

Net increase (decrease) in cash flow from continuing operations	1,063	(43,554)	40,228
Cash flows from discontinued operations (Revised — See Note 19):
Net cash provided by operating activities	11,432	4,450	5,613
Net cash provided by (used in) investing activities	—	(2,866)	9,323
Net cash used in financing activities	—	—	(12,818)
Cash and cash equivalents, beginning of year	23,445	65,415	23,069

Cash and cash equivalents, end of year	$35,940	$23,445	$65,415

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Description of Business
      Hypercom Corporation (“Hypercom”) is one of the largest global providers of complete electronic payment solutions and value-added services at the point-of-transaction. Hypercom designs, manufactures and sells electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, the Company provides directly, or through qualified contractors, support and related services that complement and enhance its hardware and software products. Hypercom’s customers include large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (“ISOs”) and distributors as well as companies in the transportation, healthcare, pre-paid card and quick service restaurant (“QSR”) industries. Hypercom has one operating business segment: electronic payment products and services.
      Hypercom is headquartered in Phoenix, Arizona where its operations include corporate administration, product development, sales and marketing, distribution, repairs and customer service. Hypercom has sales and support offices in the United Kingdom, Hungary, Sweden, Brazil, Chile, Mexico, Hong Kong, Singapore, China, Thailand and Australia. These sales and support offices perform sales, marketing, distribution, customer service and custom development functions. Hypercom’s primary manufacturing is performed in China and third party manufacturing operations exist in Poland. Hypercom has global product development facilities in Latvia and Russia.

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

Use of Estimates
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include collectibility of accounts receivable; determination of inventory obsolescence; expected production warranty costs; the recognition and measurement of current and deferred income tax assets and liabilities; legal and tax contingency accruals; and the reductions to revenue recorded at the time of sale for sales returns. The actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents
      The Company considers all investment instruments, including money market accounts and certificates of deposits, with a remaining maturity of three months or less when purchased, to be cash equivalents. These investments are stated at cost, which approximates fair value.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Short-term Investments
      Management determines the appropriate classification of its investments in tradable debt and equity securities at the time of purchase. Investments for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in a separate component of stockholders’ equity, if material. On an ongoing basis, the Company evaluates its debt securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment is established. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method. Investments classified as available for sale include both securities due within one year and securities with maturity dates beyond one year.

Allowance for Doubtful Accounts
      Payment terms for product and service trade receivables generally range from 30 to 60 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due accounts.
      An allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments is maintained. Such allowance is computed based upon a specific customer account review of larger customers and balances past due. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables to selling, general and administrative expense.

Sales-Type Leases
      Certain sales of product are made under capital lease arrangements and are recorded as a sales-type leases in accordance with SFAS No. 13, Accounting for Leases, as amended. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of the Company’s net revenues in 2005, 2004 or 2003.
      In addition, as part of the initial recording of our sales-type leases, the estimated unguaranteed residual value of the equipment is recorded. The residual value is based on industry standards and the Company’s

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
actual experience. If market conditions change negatively, it could have an adverse impact on the estimated residual value amount.
      During the 2005 fourth quarter, the Company made the decision to sell its merchant leasing business in the United Kingdom which comprised primarily all sales-type leases (Note 4).

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

Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	15-50 years
Computer equipment and software	3-5 years
Machinery and equipment	2-10 years
Equipment leased to customers	1-5 years
Furniture and fixtures	3-10 years
      Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.

Capitalized Software Development Costs
      The Company capitalizes certain internal and external expenses related to developing computer software used in the products it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: a) the detail program design has been completed and it has been determined that the necessary skills, hardware, and software technology are available to produce the product, b) the detail program design has been traced to product specifications, and c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases, and such costs are amortized using the straight-line method over an estimated life of one to three years. The amounts capitalized in the years ended December 31, 2005, 2004, and 2003, were $0.6 million, $3.0 million, and $1.6 million, respectively.

Impairment of Long-Lived Assets
      The Company assesses whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

Revenue Recognition
      The Company recognizes revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins No. 101 and No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable, and (iv) collectibility is reasonably assured.
      The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. The Company recognizes services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The cost of units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.
      Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables (items) can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the customer on a standalone basis;

•	There is objective and reliable evidence of the fair value of the undelivered item(s); and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.
      Items which do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenue for the arrangement until the period in which the last item is delivered.

Contract Accounting
      The Company recognizes revenues and an estimated gross profit upon the attainment of scheduled performance milestones under the percentage-of-completion method. The Company follows this method since contracts contain well-defined performance milestones and the Company can make reasonably dependable

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
estimates of the costs applicable to various stages of the contract. During 2004, the final maintenance phase of our only long-term contract expired. The Company recorded an $11.3 million charge in 2004 to write-off all deferred contract costs previously recorded on this contract (Note 13).
      Revenues subject to contract accounting have been less than 10% of total revenues for each of the fiscal years 2005, 2004 and 2003.

Product Warranty
      The Company accrues for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. The Company periodically evaluates and adjusts the accrued warranty costs to the extent actual warranty costs vary from the original estimates. The Company’s warranty period typically extends from one to five years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates (Note 10).

Legal Contingencies
      In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, patent rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company discloses contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material impact on its financial position or results of operations. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Shipping and Handling Costs
      Shipping and handling costs are expensed as incurred and included in costs of revenue.

Advertising Costs
      Advertising costs are expensed as incurred and totaled $0.4 million for each of the years ended December 31, 2005, 2004 and 2003.

Stock-Based Compensation
      SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) defines a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, (“APB 25”) and related Interpretations, provided pro forma disclosures of net income are made as if the fair value based method of accounting, defined by SFAS 123, had been applied.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
      The Company has elected to continue to measure compensation expense related to employee stock purchase options using APB 25 and related interpretations, and as a result, no compensation expense is recognized for stock options granted at 100% of the market value of the Company’s stock at the date of grant. The following table represents the effect on net income (loss) and income (loss) per share for the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair value method and recognition provisions of SFAS 123 to stock based employee compensation (amounts in thousands, except per share data and weighted average shares):

	2005	2004	2003

Net income (loss), as reported	$(33,366)	$(8,662)	$11,198
Add stock-based employee compensation expense included in reported net income (loss)	828	405	—
Deduct total stock-based employee compensation expense determined under fair value methods for awards	(2,837)	(2,680)	(4,704)
Add reversal of stock-based compensation expense for options forfeited prior to vesting	2,694	266	1,006

Pro forma net income (loss)	$(32,681)	$(10,671)	$7,500

Net income (loss) per share:
Basic, as reported	$(0.64)	$(0.17)	$0.23
Basic, pro forma	(0.62)	(0.21)	0.15
Diluted, as reported	(0.64)	(0.17)	0.22
Diluted, pro forma	(0.62)	(0.21)	0.15
Weighted average shares used in pro forma computation:
Basic	52,395,001	51,251,975	49,145,980
Diluted	52,395,001	51,251,975	50,350,849
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation method with the following assumptions:

	2005	2004	2003

Weighted average risk free interest rate	4.1%	3.2%	2.7%
Expected life of the options (in years)	5.77	6.98	7.31
Expected stock price volatility	75%	86%	87%
Expected dividend yield	—	—	—
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The weighted average fair value of options granted in the years ended December 31, 2005, 2004 and 2003 was $4.11, $5.07 and $3.32, respectively.
      For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense primarily over the vesting period using the accelerated expense attribution method under FASB Interpretation

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plan. See Note 12 for further discussion of the Company’s stock-based employee compensation.

Foreign Currency
      All of the Company’s foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from remeasurement are included in current earnings. Monetary assets and liabilities denominated in local currency are remeasured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2005, 2004, and 2003 the Company recorded net gains on re-measurement of $0.7 million, less than $0.1 million, and $2.3 million, respectively. For the same periods, the Company recorded net losses on transactions denominated in foreign currencies of $2.0 million, $1.9 million, and $3.9 million, respectively. These amounts are included in the results of operations.

Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 14 regarding the valuation reserve against the Company’s deferred tax assets.
      The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Income (Loss) Per Share
      Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would be anti-dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share in the respective years:

	2005	2004	2003

Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	52,395,001	51,251,975	49,145,980
Effect of dilutive stock options and warrants	—	—	1,204,869

Shares used in diluted income (loss) per share calculation	52,395,001	51,251,975	50,350,849

      Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because they were anti-dilutive amounted to 6,368,871, 9,941,747 and 5,876,417 for the years ended December 31, 2005, 2004 and 2003, respectively.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Derivative Financial Instruments
      The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.
      Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of our net investment in foreign operations. The primary objective of our hedging strategy is to protect our net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. During 2005 and 2004, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the United Kingdom, Chile, Australia and Sweden. The U.S. dollar amount of the contracts at December 31, 2005 and 2004 was $23.3 million and $31.1 million, respectively. The total payable recorded under the contracts is reflected in accrued liabilities and was less than $0.1 million at December 31, 2005 and $1.2 million at December 31, 2004.
      The Company has one derivative financial instrument to manage interest rate risk in the form of an interest rate swap. The fair value of this instrument is not considered material to the Company’s financial position.

Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of marketable securities is determined based on quoted market prices, which approximate fair value. The fair value of sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(Revised), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123R. Under the new rule, the Company is required to adopt SFAS 123R for the three-month period commencing January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation cost in the financial statements based on their fair values. As such, reporting employee stock options under the intrinsic value-based method prescribed by APB 25 will no longer be allowed. The Company has historically elected to use the intrinsic value method and has not recognized expense for employee stock options granted and its Employee Stock Purchase Plan (the “ESPP”). The Company plans to adopt SFAS 123R on January 1, 2006 on a prospective basis. Upon adoption, all future employee stock option grants plus the balance of the non-vested grants awarded prior to January 1, 2006, will be expensed over the stock option vesting period based on the fair value at the date the options are granted. The Company estimates that the impact of adoption will be an additional expense of $2.8 million after tax for employee stock options granted prior to December 31, 2005. The Company’s ESPP provides a discount of 15% from the market price and an option to purchase the shares each quarter at the lower of the stock price at the beginning of the quarter or the end of the quarter. Under the provisions of SFAS 123R, the discount and

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
option provisions under the ESPP are considered compensatory. The Company believes the incremental compensation cost required by SFAS 123R for the ESPP will not be material to its operating results.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 29, Chapter 4 (“SFAS 151”). The Company is required to adopt the provisions of SFAS 151, on a prospective basis, as of January 1, 2006. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS 151 requires that those items — if abnormal — be recognized as expenses in the period incurred. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a material impact on its financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt this provision, as applicable, during fiscal year 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and the Company will adopt this provision, as applicable, during fiscal year 2006.
      In June 2005, the FASB issued FASB Staff Position 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the “Directive”), adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which the manufacturers have significant operations. The Company adopted FSP 143-1 in the third quarter of fiscal 2005 and its adoption did not have a material impact on its consolidated results of operations or financial condition for fiscal 2005.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

3.	Business Review and Restructuring Charges
      During the latter part of March 2005, a change in senior management was made at the Company. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. The interim Chief Executive Officer, William Keiper, was appointed as the Company’s Chief Executive Officer and President in August 2005 and a new Chief Financial Officer, Tom Liguori, was appointed in November 2005 (collectively “New Management”). Interim Management commenced and New Management completed a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships during 2005 (the “2005 Business Review”). The objective of the 2005 Business Review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. The 2005 Business Review resulted in the following actions:

•	Implementing an end-of-product-life cycle strategy, including identifying products and related inventory with near term end-of-life requirements;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in/ trade-out programs required for the end-of-product-life cycle strategies;

•	Implementing certain workforce reductions, including members of the senior management team, sales, operations and manufacturing personnel, as well as moving certain research and development resources to lower cost foreign geographies, and compensation plan changes;

•	Vacating a leased building in Phoenix, Arizona due to the reductions in force;

•	Evaluating other assets and liabilities and evaluating the past underlying operating decisions or strategies supporting the future benefit of the assets or the probability of a liability;

•	Addressing individual country/ regional sales and profitability performance, and reallocating of resources based upon market share growth objectives by country to support the new strategies going forward;

•	Investing in the implementation of a comprehensive product marketing function within the Company’s organization; and

•	Evaluating opportunities for short, medium and long-term improvements in manufacturing costs.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
      As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were recorded in 2005. The following table sets forth the expected restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred through December 31, 2005 and the ending accrued liability balance at December 31, 2005 (dollars in thousands):

	Costs Expected to	Costs Incurred
	be Incurred as of	through	Accrued Liability
	December 31,	December 31,	Balance at
	2005	2005	December 31, 2005

Costs of revenue:
Warranty charges and product replacement accruals(a)	$7,374	$3,832	$3,542
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—
One-time termination benefits and related employment costs(a)	469	351	118

Total costs of revenue charges	19,954	16,294	3,660

Operating expenses:
One-time termination benefits and related employment costs(a)	3,370	2,551	819
Idled facility lease charge(b)	1,013	195	818

Total operating expenses	4,383	2,746	1,637

Total charges	$24,337	$19,040	$5,297

(a)	These accrued liability balances are classified as current liabilities as these amounts are expected to be paid during the first half of 2006.

(b)	The idled facility lease charge accrued liability is classified based on the timing of the projected lease payments that are scheduled through 2011.
      Restructuring charges of $24.3 million recorded during 2005 related to the 2005 Business Review include the following:

•	$4.8 million of replacement cost provisions related to certain electronic payment equipment that the Company has elected to provide to certain customers to reduce future warranty costs, increase customer satisfaction, drive future revenue opportunities, and protect the Company’s competitive positioning;

•	$2.6 million of charges related to additional negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$12.1 million of write-downs for inventory primarily related to products at or near end-of-life;

•	$3.8 million of severance and related provisions related to recent termination and severance of certain executives and employees, and the elimination of certain executive benefits; and

•	$1.0 million for future lease payments under a non-cancelable lease covering an idled facility.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

4.	Discontinued Operations
      The income (loss) from the Company’s discontinued operations for the years ended December 31, 2005, 2004 and 2003 include the following (dollars in thousands):

	2005	2004	2003

United Kingdom Lease Business:
Net revenues	$14,355	$13,870	$12,698
Cost of revenues	9,531	7,614	7,272

Gross profit	4,824	6,256	5,426
Selling, general and administrative expenses	(1,397)	(1,071)	(1,170)
Foreign currency loss	(340)	(1,317)	(1,142)
Loss on asset impairment	(6,609)	—	—

	(3,522)	3,868	3,114
Golden Eagle Leasing	399	—	12,610
2002 Profit Improvement Plan	—	—	(5,377)

Income (loss) from discontinued operations	$(3,123)	$3,868	$10,347

United Kingdom Lease Business
      During the 2005 fourth quarter, the Company made the decision to sell its United Kingdom leasing business (the “UK Lease Business”). As of December 31, 2005, the UK Lease Business qualified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, the UK Lease Business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods and the assets and liabilities of the UK Lease Business were considered “held for sale” in the balance sheet for the year ended December 31, 2005. Management currently expects to complete the UK Lease Business sale during the first half of 2006. The Company recognized a $6.6 million loss on the writedown of the UK Lease Business to its estimated fair value based on purchase offers received from potential buyers. In accordance with SFAS 144, future operating results of the UK Lease Business will be classified as discontinued operations as incurred.
      The assets of the discontinued operations held for sale consist of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Prepaid expenses and other current assets	$57	$552
Net investment in sales-type leases	10,782	17,668
Property, plant and equipment, net	475	1,151
Other assets	1,299	2,817

Assets of discontinued operations held for sale	$12,613	$22,188

      Although the assets have not been reclassified to “Assets of discontinued operations held for sale” at December 31, 2004, the balances above are provided for comparative purposes.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Golden Eagle Leasing
      Consistent with the Company’s strategy of disposing of operating units not aligned with its core business, the Company sold its direct financing lease subsidiary, Golden Eagle Leasing, effective October 1, 2003, and recorded a $7.0 million gain net of severance and other exit costs. Gross proceeds from the sale amounted to $30.0 million. As a result of the disposition, the net operating results of Golden Eagle Leasing have been reported within discontinued operations for all periods presented. During the 2005 first quarter, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Golden Eagle Leasing purchase and sale agreement. Net revenues and operating income reported in discontinued operations for Golden Eagle Leasing for the year ended December 31, 2003 were $16.8 million and $5.6 million, respectively.

2002 Profit Improvement Plan
      In connection with a profit improvement plan implemented in 2002, the Company identified and decided to hold for sale certain under-performing operating units whose activities were not closely aligned with the Company’s core business (the “2002 Profit Improvement Plan”). During 2002, the Company completed the disposition of two of the operating units initially held for sale in September 2002 and during 2003, the Company completed the disposition of all remaining operating units. In connection with the disposition of these operating units, the Company recorded an operating loss of $2.2 million and a loss on sale of $3.2 million during 2003. The loss on sale was comprised of a $0.3 million cash infusion made by the Company in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, one-time severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

5.	Short-term Investments
      The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of December 31, 2005 and 2004, amortized cost of the Company’s short-term investments equaled fair market value. Accordingly, there were no unrealized gains and losses as of December 31, 2005 and 2004.
      Proceeds from the sale of available-for-sale securities amounted to $230.0 million, $37.9 million and $59.3 million respectively, for the years ended December 31, 2005, 2004 and 2003. Gross realized gains and losses from the sale of available-for-sale securities were not material for the years ended December 31, 2005 and 2004.
      The Company’s short-term investments consisted of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Municipal debt securities	$10,500	$14,900
U.S. government and agency debt securities	23,439	35,962
Corporate debt securities	10,012	—
Preferred equity securities	14,000	19,100

	$57,951	$69,962

      At December 31, 2005, all of the Company’s U.S. government and agency debt securities mature prior to March 31, 2006. All other short-term investments consist of Auction Rate securities that may have maturity

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
dates exceeding 5 years, however, they reset in 7, 28 or 35-day intervals. Based on the frequency of the Auction reset periods, the fair market value approximates cost.

6.	Leases

Sales-Type Leases
      During the 2005 fourth quarter, the Company made the decision to sell the UK Lease Business (Note 4). Accordingly, the Company’s net investment in sales-type leases at December 31, 2005 have been classified in Assets of discontinued operations held for sale. The Company’s net investment in sales-type leases consist of the following at December 31, 2004 (dollars in thousands):

2004

Lease contracts receivable	$31,983
Allowance for credit losses	(1,198)
Estimated unguaranteed residual value	6,039
Unearned revenue	(9,715)

Net investment in sales-type leases	27,109
Less: current portion	(9,441)

Long-term portion	$17,668

Operating Leases
      The Company leases equipment to customers under operating leases with terms generally under two years. The leases contain provisions for mutual renewal options. Minimum future rental revenue contractually due under operating leases, excluding the UK Lease Business, are $0.1 million for both the years ended December 31, 2006 and December 31, 2007.

7.	Inventories
      Inventories consist of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Purchased parts	$24,118	$21,083
Work in progress	3,609	5,134
Finished goods	11,687	18,238

	$39,414	$44,455

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
8.     Property, Plant and Equipment
      Property, plant and equipment consist of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Land and improvements	$4,743	$4,711
Buildings	15,133	14,883
Computer equipment and software	20,656	18,620
Machinery and equipment	23,318	20,571
Equipment leased to customers	1,195	3,609
Furniture and fixtures	4,803	5,657
Leasehold improvements	3,156	2,942
Construction in process	448	1,386

	73,452	72,379
Less accumulated depreciation	(45,706)	(42,459)

	$27,746	$29,920

      Depreciation expense from continuing operations, which includes depreciation for assets under capital lease, was $6.7 million, $7.2 million and $6.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Due to unfavorable real estate conditions the Company was unable to dispose of its remaining long-lived asset held for sale, a sales and distribution building in Brazil, initially held for sale beginning September 30, 2002. At December 31, 2003 the carrying amount of the building was $0.9 million. In November 2004, the Company decided to retain the building and utilize the space to perform subassembly work on its 32-bit product line and to utilize the space in its terminal service business. Accordingly, the building was reclassified to Property, plant and equipment in 2004 and adjusted for depreciation expense of $0.1 million that would had been recognized had the asset been continuously classified as held and used per the provisions of SFAS 144.

9.	Intangible Assets
      Intangible assets consist of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Capitalized software	$5,039	$5,058
Other	24	29

	5,063	5,087
Less accumulated amortization	(1,560)	(612)

	$3,503	$4,475

      The Company amortizes intangible assets over their expected useful lives, which range from one to three years. During 2005, the Company recorded a $0.4 million charge to write-off capitalized software designed for a specific foreign market that management determined had no future value. In December 2004, the Company recorded a $0.7 million charge to write-off a marketing right that the Company determined had no future value. In the year in which intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
      Amortization expense related to intangible assets used in continuing operations was $1.1 million, $1.5 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, which consisted of amortization of capitalized software of $1.1 million, $1.1 million and $1.2 million, respectively. Based on the intangibles assets recorded at December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $1.6 million for 2006, $1.2 million for 2007, $0.6 million for 2008, and less than $0.1 million for 2009.

10.	Product Warranty
      The following table reconciles the changes to the product warranty liability for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Balance at beginning of period	$1,434	$1,079
Warranty charges to normal operations	2,793	2,057
Warranty charges related to the 2005 Business Review	7,374	—
Utilization of warranty liability	(6,067)	(1,702)

Balance at end of period	$5,534	$1,434

      Warranty charges related to the 2005 business review consist of $4.8 million for the trade-in of certain electronic payment equipment that the Company has elected to grant customers and $2.6 million for additional negotiated warranty work and replacement costs provisions for customer owned product as a result of higher than expected repair costs.
      Deferred revenue associated with extended warranty programs was $1.1 million and $0.2 million at December 31, 2005 and December 31, 2004, respectively.

11.	Long-term Debt

Debt Instruments
      Long-term debt consists of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Floating Rate Option Note payable to Bank One, Arizona: payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$8,327	$8,677
Wells Fargo Foothills Senior Secured Credit Facility, as Amended and Restated: consisting of a $10 million fully cash secured revolving line of credit which bears interest at the greater of 4% or prime plus 1%, matures July 31, 2005	—	—
Note payable to third party: collateralized by building in Brazil, payable in 51 installments including interest at 11.5% plus a variable inflation rate factor, matures February 2005	—	75
Other capital leases	50	77

	8,377	8,829
Less: current portion of long-term debt	(8,355)	(470)

Long-term debt	$22	$8,359

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
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
      On January 31, 2005, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A. (Wells Fargo) (the “Credit Agreement”), pursuant to which the Company has access to a $10 million line of credit. The Credit Agreement replaced the Company’s $10 million Foothill Senior Secured Credit Facility. Borrowings under the Credit Agreement will be fully collateralized by short-term securities held in the Company’s accounts with Wells Fargo and will bear interest at a rate set forth in each promissory note issued at the time of the advance. The Credit Agreement contains customary default provisions and will expire in July 2006. At December 31, 2005, the Company had no outstanding letters of credit. At December 31, 2004, the Company had letters of credit of $0.4 million, outstanding with Wells Fargo Bank.
      In March 2006, we amended our Credit Agreement with Wells Fargo to decrease the line of credit availability to $5.0 million and extend the expiration date until March 31, 2008.
      The aggregate principal payments due on long-term debt are as follows (dollars in thousands):

Years Ending December 31,

2006	$8,355
2007	16
2008	3
2009	2
2010	1

$8,377

12.	Stockholders’ Equity
      During 1997, the Company’s Board of Directors (the “Board”) approved the Hypercom Corporation Long-Term Incentive Plan which was amended in 2001 (the “1997 Plan”), to allocate a total of

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
6,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over five years) and expire ten years after the date of grant.
      In July 2000, the Board approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan, which was amended in 2002 (the “2000 Plan”), to allocate 7,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board, and expire after a period determined by the Board.

Stock Options
      A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	8,610,291	$6.75	10,056,327	$6.26	10,782,473	$6.28
Granted	1,041,500	6.08	212,500	8.38	241,250	4.25
Exercised	(1,811,639)	3.83	(1,492,686)	3.44	(380,142)	1.91
Cancellations	(3,518,408)	7.89	(165,850)	8.92	(587,254)	8.76

Ending balance outstanding	4,321,744	$6.88	8,610,291	$6.75	10,056,327	$6.26

Exercisable at end of year	3,227,802	$7.13	7,056,279	$6.98	7,382,193	$6.57

      The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price

$ 2.46 - 3.50	1,170,385	5.10	$3.49	1,164,760	$3.50
$ 3.52 - 5.28	519,250	7.77	4.94	231,250	4.60
$ 5.48 - 6.25	468,875	7.79	6.05	227,083	6.01
$ 6.40 - 9.31	755,500	8.02	6.65	221,375	6.94
$ 9.38	340,000	4.33	9.38	340,000	9.38
$ 9.56 - 10.00	424,100	1.74	9.59	407,800	9.59
$10.25 - 14.88	643,634	3.74	12.38	635,534	12.37

	4,321,744			3,227,802

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Restricted Stock Awards
      When restricted stock awards are granted, deferred compensation is recorded for the fair market value of the shares at the grant date. The deferred compensation is presented as a reduction of stockholders’ equity and is amortized ratably over the service period. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award. On March 31, 2005, the Company hired an interim Chief Executive Officer to replace its former Chief Executive Officer. On August 29, 2005, the Company appointed its interim Chief Executive Officer as its Chief Executive Officer and President. A summary of the Company’s restricted stock award grants follows:

•	In December 2003, the Company granted 124,224 restricted shares of common stock to certain employees under the 2000 Plan. The restricted shares vest 50% in December 2004, 25% in June 2005 and 25% in December 2005. The Company recorded deferred compensation of $0.6 million in 2003 for these restricted shares. The Company recorded compensation expense of $0.3 million during each of the years ended December 31, 2005 and 2004 related to these restricted shares and no deferred compensation was recorded for these restricted shares at December 31, 2005.

•	In February 2004, the Company granted 60,000 shares of restricted common stock to the Company’s former Chief Executive Officer under the 2000 Plan. The restricted shares were set to vest in February 2006 but were cancelled in March 2005. The Company recorded deferred compensation of $0.4 million in 2004 for these restricted shares. The Company recorded compensation expense of $0.1 million during the year ended December 31, 2004 and a reduction of compensation expense of ($0.1) million during the year ended December 31, 2005 due to the cancellation of these restricted shares. No deferred compensation was recorded for these restricted shares at December 31, 2005.

•	During March 2005, the Company granted 50,000 shares of restricted common stock to its interim Chief Executive Officer under the 2000 Plan. Although the restricted common stock cannot be sold for a period of one year from the grant date, the stock was 100% vested on the grant date. Under the terms of the agreement, the interim Chief Executive Officer had no other performance criteria to meet in order to earn the stock. Accordingly, the Company recorded compensation expense of $0.2 million during the 2005 first quarter for these restricted shares.

•	On June 30, 2005, the Company granted 64,000 shares of restricted common stock to certain members of management. The restricted shares vest on June 30, 2006 provided the members of management are still employed by the Company at that time. The Company recorded deferred compensation of $0.4 million in 2005 for these restricted shares. The Company recorded compensation expense of $0.2 million during the year ended December 31, 2005 for these restricted shares. At December 31, 2005, the Company has deferred compensation of $0.2 million recorded for these restricted shares.

•	In conjunction with appointing the interim Chief Executive officer as the Company’s Chief Executive Officer and President, the Company granted 50,000 shares of restricted common stock to its Chief Executive Officer during August 2005. The restricted shares vest in August 2006 provided the Chief Executive Officer is still employed by the Company at that time. The Company recorded $0.3 million in 2005 in deferred compensation in connection with these shares. The Company recorded compensation expense of $0.1 million during the year ended December 31, 2005 for these restricted shares. At December 31, 2005, the Company has deferred compensation of $0.2 million recorded for these restricted shares.

•	During August 2005, the Company granted another 100,000 restricted stock awards to its Chief Executive Officer and during the fourth quarter of 2005, the Company granted 200,000 restricted stock awards to certain members of executive management. These shares vest over 2006 and 2007 provided the Chief Executive Officer and member of executive management meet certain performance criteria

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

as determined by the Board. During 2005, the Company recorded $1.9 million in deferred compensation in connection with the shares issued to the Company’s Chief Executive Officer and members of executive management. The Company recorded compensation expense of $0.2 million during the year ended December 31, 2005 for these restricted shares. At December 31, 2005, the Company has deferred compensation of $1.7 million recorded for these restricted shares.
The shares are subject to the variable accounting provisions of FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, which require the Company to recognize compensation expense over the service period as the performance criteria are met. Compensation expense accrued during the service period is adjusted for changes in the current market value of the shares. Based on the quoted market price at December 31, 2005 and provided the Company’s Chief Executive Officer and members of executive management meet the established performance criteria, the Company will recognize compensation expense of less than $0.2 million per quarter through December 31, 2007.
      As of December 31, 2005, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $2.1 million, and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. A summary of nonvested restricted stock activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

		Weighted Average
	Nonvested Shares	Grant Date Fair
	Outstanding	Value per Share

Balance at December 31, 2002	—	$—
Shares granted in 2003	124,224	4.83

Balance at December 31, 2003	124,224	4.83
Shares granted in 2004	60,000	6.00
Shares vested in 2004	(56,936)	4.83
Shares forfeited in 2004	(10,352)	4.83

Balance at December 31, 2004	116,936	5.43
Shares granted in 2005	464,000	6.20
Shares vested in 2005	(104,348)	4.78
Shares forfeited in 2005	(74,588)	6.04

Balance at December 31, 2005	402,000	$6.38

      The total fair value of restricted shares vested during the years ended December 31, 2005 and 2004 was $0.5 million and $0.3 million, respectively.

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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
      At December 31, 2005 the Company had outstanding 319,858 Series D Warrants, authorized by the Board, to purchase 319,858 shares of common stock at an exercise price of $5.21 per share exercisable through July 30, 2006.

Employee Stock Purchase Plan
      During September 1997, the Board adopted and the stockholders of the Company approved a non-compensatory employee stock purchase plan entitled the Hypercom Corporation 1997 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2005, 2004, and 2003 the Company sold 61,382, 49,889 and 105,959 shares to employees at weighted average prices of $4.54, $4.99 and $3.06, respectively.

Directors’ Stock Plan
      During September 1997, the Board adopted and the stockholders of the Company approved the Hypercom Corporation Directors’ Stock Plan (the “Director Plan”). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Director of an option to purchase 6,250 shares of Common Stock immediately following the IPO. In addition, each individual who first becomes a Director after the date of the initial grant of options will be granted an option to purchase 6,250 shares of Common Stock, and will receive an annual grant of options to purchase 6,250 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 175,000, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, and/or previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price.

Stock Repurchase
      During August 2003, the Board authorized a stock repurchase program to allow the purchase of up to $10.0 million of the Company’s common stock. During November 2005, the Board authorized a new stock repurchase program to purchase up to an additional $20.0 million of the Company’s common stock and during March 2006, the Company announced the adoption of a 10b5-1 plan for the repurchase of up to $5.0 million of common stock pursuant to the terms of an existing repurchase authorization.
      When treasury shares are issued, the Company uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of paid in capital. Any excess of reissue price over repurchase cost is treated as an increase to paid-in capital.
      During 2005 and 2003, the Company purchased 1,525,409 and 60,122 shares of its common stock for $9.2 million and $0.3 million, respectively. There were no treasury stock repurchases during 2004. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. As of

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
December 31, 2005, the Company had repurchased 1,585,531 shares of common stock at an average price per share of $5.96 under the share repurchase programs. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Preferred Stock
      The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2005 and 2004, there were no preferred shares outstanding.

Receivables from Stockholders
      During 1997, the Company made a loan to George Wallner, the Company’s former Chief Strategist and former principal stockholder, of $0.7 million and to Paul Wallner a former principal stockholder, of $0.7 million. The loans were non-interest bearing and were repaid in full in March 2004.

13.	Brazilian Health Ministry Contract
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

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
during the second half of 2004. The Company continues to perform maintenance for the Brazilian Health Ministry and all costs related to the maintenance incurred after June 30, 2004 have been expensed as incurred.
      The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. No amounts were collected from the Brazilian Health Ministry during 2005.

14.	Income Taxes
      Income (loss) before income taxes and discontinued operations consists of the following for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003

Income (loss) before income taxes:
United States	$(14,645)	$1,048	$(24,334)
Foreign	(12,072)	(9,745)	29,299

	$(26,717)	$(8,697)	$4,965

      The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows (dollars in thousands):

	2005	2004	2003

Current:
State	$(5)	$59	$74
Foreign	3,312	3,774	4,040

	3,307	3,833	4,114
Deferred — Foreign	219	—	—

Total	$3,526	$3,833	$4,114

      A reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Tax expense (benefit) at the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	—	(0.7)	1.4
Foreign taxes	(28.9)	(81.5)	(123.6)
Tax credits	3.0	5.9	(7.1)
Translation gain (loss)	2.6	2.1	(27.1)
Change in valuation allowance	(24.8)	(27.0)	202.5
UK loss recapture	—	23.1	—
Other	(0.1)	(1.0)	1.8

Effective tax rate	(13.2)%	(44.1)%	82.9%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005	2004

Deferred tax assets (liabilities), current:
Inventory valuation and reserves	$3,785	$2,552
Compensation accruals	1,059	1,059
Allowance for doubtful accounts	549	412
Foreign, net	3,757	—
Other	9	—
Valuation allowance	(9,037)	(4,023)

Deferred tax assets, current	$122	$—

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards	$43,228	$43,400
Intangibles	179	—
Property, plant and equipment	106	(274)
Foreign, net	646	—
Other	5,225	4,339
Valuation allowance	(49,725)	(47,465)

Net deferred tax liabilities, non-current	$(341)	$—

      For the year ended December 31, 2005, the Company’s valuation allowance increased by $7.3 million, primarily related to losses from operations. The Company does not believe it is more likely than not that it will be able to realize the majority of its deferred tax asset through expected future taxable profits and has recorded a full valuation allowance for all United States (U.S.) Federal and State deferred tax assets and primarily all foreign deferred tax assets. The valuation allowance is subject to reversal in future years at such time the benefits are actually utilized or, the operating profits become sustainable at a level that meets the recoverability criteria under SFAS 109, Accounting for Income Taxes (“SFAS 109”).
      At December 31, 2005, the Company has a gross deferred tax asset of $20.0 million associated with its U.S. Federal and State tax net operating loss carryforwards of $147.4 million. Certain net operating loss carryforwards that are not expected to be realized have not been recorded as a deferred tax asset. The U.S. Federal and State net operating loss carryforwards will begin to expire in 2020 through 2024 if not previously utilized. This gross deferred tax asset also includes $1.5 million that relates to 2005 stock option compensation expenses deductible for income tax reporting purposes. Any utilization of the net operating loss carry forwards related to the stock compensation deduction would be recorded as an increase to additional paid in capital.
      As of December 31, 2005, the Company has a gross deferred tax asset of $23.2 million associated foreign net operating loss carryforwards of $72.6 million. The foreign net operating loss carryforwards begin to expire in various periods if not previously utilized.
      At December 31, 2005, the Company has undistributed earnings from certain foreign subsidiaries and currently intends to permanently reinvest any undistributed earnings in operations outside the United States.
      It is the Company’s policy to establish reserves for taxes that may become probable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon its assessment

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
of exposure associated with permanent tax differences, tax credits, and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.
      The Company does business in a number of different countries. Tax authorities may scrutinize the various structures employed by the Company in these countries. The Company believes that it maintains adequate tax reserves, including its valuation allowance to offset the potential liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense or reduction of the Company’s valuation allowance would result. In addition, any potential tax liabilities that may arise upon audit could affect the individual items that comprise the Company’s deferred tax asset balance.

15.	Profit Sharing Plan
      The Company has a 401(k) profit sharing plan (the “401(k) Plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions to the 401(k) Plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2005, 2004 and 2003 was $0.1 million, $0.3 million and $0.1 million, respectively.

16.	Commitments and Contingencies
      The Company had $4.1 million and $2.0 million accrued at December 31, 2005 and December 31, 2004, respectively, for commitments and contingencies.

Lease Commitments
      The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.
      Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,

2006	$1,876
2007	1,402
2008	931
2009	613
2010	555
Thereafter	164

$5,541

      Rental expense from continuing operations amounted to $2.9 million, $2.9 million and $3.1 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Litigation
      In February and March, 2005, various shareholder class action complaints were filed in the United States District Court, District of Arizona, against the Company and certain of its executive officers and members of its board of directors, on behalf of a class of purchasers of our common stock in the period from April 30, 2004 to February 3, 2005. The complaints alleged that the Company, and certain of its executive management, violated the Securities Exchange Act of 1934 based on our February 2005 announcement that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that the Company would restate its financial statements for the first three quarters of 2004. In May 2005, these class actions were consolidated into one action and the designated lead plaintiff filed a consolidated amended class action complaint. In January 2006, the court dismissed the consolidated amended class action complaint, and in February 2006, the plaintiffs filed a second consolidated amended class action complaint. Also in March and April 2005, two shareholders’ derivative actions were filed in the United States District Court, District of Arizona and Superior Court of Maricopa County, Arizona, against the Company and certain of its executive officers, its board of directors and a former director, alleging breach of fiduciary duties, among other matters.
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

International Taxes
      In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in the Company recording a benefit or expense in the period a final determination was made.

17.	Concentrations of Credit and Other Risks

Financial Instruments
      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term investments.
      The Company’s cash and cash equivalents and short-term investments are maintained with major, high-quality international banks and financial institutions. Generally, these investments are traded in a highly liquid market, may be redeemed upon demand and bear minimal risk. Management regularly monitors the composition and maturities of these investments and the Company has not experienced any material loss on its investments. Cash and cash equivalents at times may exceed the F.D.I.C limits. The Company believes that no significant concentration of credit risk exists with respect to these cash investments.
      The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among 5 to 10 customers. The Company’s top five customers amounted to 31.6%, 28.5% and 26.0% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. These same five customers accounted for 22.3% and 20.7% of the Company’s net accounts receivable balance at December 31, 2005 and 2004, respectively.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
Sales to the Company’s largest customer totaled 12.1%, 10.8% and 9.8% of total revenues in 2005, 2004 and 2003, respectively.
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
      The Company’s primary manufacturing operations are located in China. In addition to our Chinese manufacturing capacity, we outsource the manufacture of certain products to a contract manufacturer in Poland and maintain a final assembly operation in Brazil. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.
      The Company maintained significant accounts receivable balances in the Europe and Latin America regions, comprising 51.5% and 45%, respectively, of the Company’s net accounts receivable balance at December 31, 2005 and 2004. These balances are subject to the economic risks inherent to those regions.
18.     Segment, Geographic, and Customer Information

Segment
      The Company’s continuing operations consist solely of one business segment: electronic payment products and services.
      The electronic payment products and services business segment develops, manufactures, markets, and supports products and transaction-network systems that automate electronic payment transactions at the point of sale in merchant establishments as well as supporting non-payment applications and new markets, including government, education and healthcare.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Geographic
      Net revenues to external customers are based on the location of the customer. Geographic information as of and for each of the years ended December 31, 2005, 2004 and 2003 is presented in the table below (dollars in thousands):

				Europe,
				Middle East
	North America	Latin America	Asia/Pacific	Africa	Total

2005:
Revenues	$96,681	$49,763	$40,219	$58,560	$245,223
Long-lived assets	19,510	5,595	4,815	5,156	35,076
2004:
Revenues	$82,375	$44,033	$43,006	$71,871	$241,285
Long-lived assets	20,555	7,159	4,260	7,584	39,558
2003:
Revenues	$76,466	$42,897	$40,193	$59,260	$218,816
Long-lived assets	21,307	13,624	3,450	2,218	40,599

Customer
      The Company had one customer that accounted for 12.1% and 10.8% of its net revenues for the years ended December 31, 2005 and 2004, respectively. No other customers accounted for 10% or more of the Company’s revenues during 2005 and 2004 and no customer accounted for 10% or more of the Company’s revenues during 2003.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

19.	Supplemental Cash Flow Information
     Continuing Operations:

	2005	2004	2003

	(In thousands)
Changes in operating assets and liabilities:
Accounts receivable	$8,201	$(8,059)	$(2,370)
Net investment in sales-type leases	—	373	(2,510)
Inventories	(15,057)	(11,634)	2,762
Income tax receivable	—	—	9,118
Prepaid expenses and other current assets	2,967	(315)	1,833
Other assets	(774)	(205)	(368)
Accounts payable	(8,294)	4,925	1,130
Accrued payroll and related expenses	51	687	1,265
Accrued sales and other tax	1,843	497	200
Accrued liabilities	(2,632)	(391)	(266)
Deferred revenue	52	1,410	(625)
Income taxes payable	(1,708)	1,495	(18)
Other liabilities	3,271	420	1,539

Net increase (decrease) in operating assets and liabilities	$(12,080)	$(10,797)	$11,690

Cash paid during the year by continuing operations:
Interest	$(786)	$(879)	$(1,064)

Income taxes	$(4,298)	$(3,569)	$(2,275)

Noncash investing activities:
Changes in accounts payable related to the purchase of property, plant and equipment	$166	$—	$—

          Discontinued Operations — Revised Disclosure:
      In 2005, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior years were reported on a combined basis as a single amount after cash flows from continuing operations. The following provides additional required information regarding cash flows from discontinued operations.
     Year 2005
      The net cash provided by operating activities for the year ended December 31, 2005 of $11.4 million relates to the UK Lease Business and is primarily due to $7.4 million of net cash earnings from leasing operations and a $4.0 decrease in other operating assets as the lease portfolio matures.
     Year 2004
      The net cash provided by operating activities for the year ended December 31, 2004 of $4.4 million is primarily due net cash earnings from the UK Lease Business operations.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
      The net cash used in investing activities for the year ended December 31, 2004 of $2.9 million relates primarily to a loyalty payment associated with the renewal of a long-term sales contract and cash used to manufacture equipment under operating leases.
     Year 2003
      The net cash provided by operating activities for the year ended December 31, 2004 of $5.6 million relates primarily to cash provided by Golden Eagle Leasing of $11.3 million partially offset by cash used in operating activities of the UK Lease Business totaling $3.7 million and the 2002 Profit Improvement Plan totaling $2.0 million. Cash provided by Golden Eagle Leasing’s operating activities is primarily due to cash earnings from its direct leasing operations.
      The net cash provided by investing activities for the year ended December 31, 2003 of $9.3 million relates primarily to principal payments of $8.7 million received from direct financing leases originated by Golden Eagle Leasing.
      The net cash used in financing activities for the year ended December 31, 2003 of $12.8 million relates primarily to the repayment of debt for Golden Eagle Leasing borrowings.

20.	Interim Financial Results (Unaudited)
      The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2005 and 2004. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The revenue and gross profit amounts below for the first three quarters of 2005 and all of 2004 have been adjusted to reflect the reclassification of the UK Lease Business to discontinued operations (dollars in thousands, except per share data).

	First	Second	Third	Fourth	Fiscal
	Quarter(A)	Quarter(B)	Quarter	Quarter(C)	Year(D)

2005:
Net revenue	$50,433	$60,154	$66,547	$68,089	$245,223
Gross profit	$16,537	$7,733	$25,479	$23,383	$73,132
Income (loss) before discontinued operations	$(11,647)	$(18,149)	$2,845	$(3,292)	$(30,243)
Income (loss) from discontinued operations	2,007	1,493	656	(7,279)	(3,123)

Net income (loss)	$(9,640)	$(16,656)	$3,501	$(10,571)	$(33,366)

Basic and diluted income (loss) per share:
Continuing operations	$(0.22)	$(0.35)	$0.05	$(0.06)	$(0.58)
Discontinued operations	0.04	0.03	0.02	(0.14)	(0.06)

Net income (loss)	$(0.18)	$(0.32)	$0.07	$(0.20)	$(0.64)

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(E)	Quarter	Quarter	Year(D)

2004:
Net revenue	$47,174	$60,609	$58,870	$74,632	$241,285
Gross profit	$19,843	$14,301	$22,768	$28,928	$85,840
Income (loss) before discontinued operations	$(3,296)	$(11,205)	$(719)	$2,690	$(12,530)
Income (loss) from discontinued operations	323	679	1,028	1,838	3,868

Net income (loss)	$(2,973)	$(10,526)	$309	$4,528	$(8,662)

Basic income (loss) per share:
Continuing operations	$(0.07)	$(0.22)	$(0.01)	$0.05	$(0.24)
Discontinued operations	0.01	0.02	0.02	0.04	0.07

Net income (loss)	$(0.06)	$(0.20)	$0.01	$0.09	$(0.17)

Diluted income (loss) per share:
Continuing operations	$(0.07)	$(0.22)	$(0.01)	$0.05	$(0.24)
Discontinued operations	0.01	0.02	0.02	0.03	0.07

Net income (loss)	$(0.06)	$(0.20)	$0.01	$0.08	$(0.17)

(A)	During the 2005 first quarter, the Company incurred charges totaling $5.1 million as a result of actions taken during the 2005 Business Review. The following is a summary of the 2005 Business Review charges recorded in the 2005 first quarter:

•	$0.7 million for charges related to negotiated warranty work;

•	$2.1 million for write-downs of inventory primarily for products at or near end-of-life;

•	$1.6 million for severance and related employment provisions related to certain executives and other employees; and

•	$0.7 million for other individually immaterial charges and provisions.

(B)	During the 2005 second quarter, the Company incurred charges totaling $16.0 million as a result of actions taken during the 2005 Business Review. The following is a summary of the 2005 Business Review charges recorded in the 2005 second quarter:

•	$4.8 million for replacement cost provisions related to electronic payment equipment that the Company elected to provide certain customers;

•	$1.3 million for charges related to additional negotiated warranty work;

•	$7.1 million for write-downs of inventory primarily for products at or near end-of-life;

•	$2.2 million for severance and related employment provisions related to certain executives and other employees and the elimination of certain executive benefits; and

•	$0.6 million for other individually immaterial charges and provisions.

(C)	During the 2005 fourth quarter, the Company made the decision to sell the UK Lease Business. As a result of this decision, the UK Lease Business assets and liabilities were held for sale and the Company

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

recorded a $6.6 million loss on the writedown of the assets to fair value. Additionally, the Company incurred charges totaling $6.6 million in the 2005 fourth quarter as a result of actions taken during the 2005 Business Review. The following is a summary of the 2005 Business Review charges recorded in the 2005 fourth quarter:

•	$0.6 million for charges related to additional negotiated warranty work;

•	$2.9 million for write-downs of inventory primarily for products at or near end-of-life;

•	$1.0 million for future rent charges in excess of estimated sublet recoveries on a vacated building:

•	$1.6 million for severance and related employment provisions related to certain executives and other employees; and

•	$0.5 million for other individually immaterial charges and provisions.

(D)	Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the fiscal year amount.

(E)	During the second quarter of 2004, the Company recorded an $11.3 million provision to reserve all projects costs previously deferred under its contract with the Brazilian Health Ministry (see Note 13).

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions

		Charges to
		Costs and
	Balance at	Expense in	Charges		Balance at
	Beginning	Continuing	to Other	Deductions	End of
	of Period	Operations	Accounts	(A)	Period

	(Dollars in thousands)
Year Ended December 31, 2005:
Allowance for doubtful accounts	$2,390	$2,046	$—	$(1,170)	$3,266
Year Ended December 31, 2004:
Allowance for doubtful accounts	$993	$1,915	$—	$(518)	$2,390
Year Ended December 31, 2003:
Allowance for doubtful accounts	$3,282	$1,972	$—	$(4,261)	$993

(A)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))

3.2	—	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))

10.1	—	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc. (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))

10.2	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440))†

10.3	—	Amended and Restated Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)†

10.4	—	Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181))†

10.5	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-97179))†

10.6	—	Employment Agreement, effective August 29, 2005, between William Keiper and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated August 31, 2005)†

10.7	—	Offer Letter to Thomas Liguori from Hypercom Corporation dated October 3, 2005 (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated October 26, 2005)†

10.8	—	Amended Employment Agreement, effective March 31, 2005, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated April 5, 2005)†

10.9	—	Factory Premises and Quarters Lease Agreement between Hypercom Electronic Manufacturing (Shenzhen) Co., Ltd. And Xin He Economic Development Company, Fu Yong Town, Boa An District, Shenzhen City, dated September 1, 2004 (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.10	—	Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated February 3, 2005)

10.11	—	First Amendment dated February 15, 2005, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.12	—	Second Amendment dated March 15, 2006, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A.*

21.1	—	List of Subsidiaries*

Exhibit
Number		Description of Exhibit and Method of Filing

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24.1	—	Powers of Attorney*

31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

†	Management or compensatory plan or agreement.