Form 10-Q
period 2006-03-31
HYPERCOM CORP
filed 2006-05-10
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006.
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 4, 2006)
Common stock, $.001 par value: 53,646, 925 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31,
	(unaudited)	2005
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,911	$35,940
Marketable securities	61,107	57,951
Accounts receivable, net of allowance for doubtful accounts of $2,798 and $3,266, respectively	46,240	48,852
Inventories	39,139	39,414
Prepaid expenses and other current assets	6,159	8,946
Deferred tax assets, net	598	122
Assets of discontinued operations held for sale	10,153	12,613

Total current assets	210,307	203,838

Property, plant and equipment, net	28,237	27,746
Intangible assets, net	3,129	3,503
Other long-term assets	4,193	3,827

Total assets	$245,866	$238,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,715	$17,721
Accrued payroll and related expenses	8,054	8,460
Accrued sales and other taxes	8,959	9,479
Product warranty liabilities	4,301	5,534
Accrued liabilities	7,962	6,837
Deferred revenue	2,390	2,762
Income taxes payable	2,410	1,651
Current portion of long-term debt	8,261	8,355

Total current liabilities	62,052	60,799

Long-term debt	18	22
Deferred tax liabilities, net	785	341
Other long-term liabilities	5,840	6,978

Total liabilities	68,695	68,140

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,673,349 and 52,991,959 shares outstanding, respectively	55	55
Additional paid-in capital	239,992	238,186
Accumulated deficit	(50,196)	(53,335)
Unearned deferred compensation	—	(2,123)
Treasury stock (at cost), 1,900,720 and 1,815,620 shares, respectively	(12,680)	(12,009)

Total stockholders’ equity	177,171	170,774

Total liabilities and stockholders’ equity	$245,866	$238,914

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands, except share data)
Net revenue:
Product and other	$51,041	$43,654
Services	9,928	6,779

Total net revenue	60,969	50,433

Costs of revenue:
Product and other	30,329	28,609
Services	7,121	5,287

Total costs of revenue	37,450	33,896

Gross profit	23,519	16,537

Operating expenses:
Research and development	5,994	7,258
Selling, general and administrative	14,615	20,187

Total operating expenses	20,609	27,445

Income (loss) from continuing operations	2,910	(10,908)
Interest income	947	557
Interest expense	(169)	(174)
Other expense	(16)	(45)
Foreign currency loss	(224)	(272)

Income (loss) before income taxes and discontinued operations	3,448	(10,842)
Provision for income taxes	(659)	(805)

Income (loss) before discontinued operations	2,789	(11,647)
Income from discontinued operations	349	2,007

Net income (loss )	$3,138	$(9,640)

Basic income (loss) per share:
Income (loss) before discontinued operations	$0.05	$(0.22)
Income from discontinued operations	0.01	0.04

Basic income (loss) per share	$0.06	$(0.18)

Diluted income (loss) per share:
Income (loss) before discontinued operations	$0.05	$(0.22)
Income from discontinued operations	0.01	0.04

Diluted income (loss) per share	$0.06	$(0.18)

Basic weighted average common shares	52,804,000	52,391,115

Diluted weighted average common shares	53,730,873	52,391,115

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$2,789	$(11,647)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation/amortization	1,931	1,697
Amortization of deferred financing costs	4	4
Amortization of discount on notes receivable	(308)	(172)
Provision for bad debts	400	474
Write-down of excess and obsolete inventory	707	2,323
Provision for warranty expense	181	1,026
Deferred income taxes	(34)	—
Noncash share-based compensation	867	215
Foreign currency (gain) loss	(359)	1,121
Other non-cash	32	441
Changes in operating assets and liabilities, net	3,715	6,649

Net cash provided by operating activities	9,925	2,131

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,055)	(1,281)
Software development costs capitalized	—	(468)
Purchase of marketable securities	(66,848)	(32,318)
Proceeds from the sale or maturity of marketable securities	64,000	32,400

Net cash used in investing activities	(4,903)	(1,667)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(92)	(161)
Proceeds from issuance of common stock	3,211	752
Purchase of treasury stock	(671)	—

Net cash provided by financing activities	2,448	591

Effect of exchange rate changes on cash	255	(76)

Net increase in cash flows from continuing operations	7,725	979
Net cash provided by operating activities — discontinued operations	3,246	4,122
Cash and cash equivalents, beginning of period	35,940	23,445

Cash and cash equivalents, end of period	$46,911	$28,546

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
1. Basis of Presentation
The consolidated financial statements include the accounts of Hypercom Corporation and its wholly owned subsidiaries (“Hypercom” or the “Company”). The Company does not have any subsidiaries in which it does not own 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
These accompanying interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except for the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) — See Note 4. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
2. 2005 Business Review
During the latter part of March 2005, a change in senior management was made at the Company. New management completed a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships during 2005 (the “2005 Business Review”). The objective of the 2005 Business Review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. The 2005 Business Review resulted in the following actions:
•	Implementing an end-of-product-life cycle strategy, including identifying products and related inventory with near term end-of-life requirements;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in/trade-out programs required for the end-of-product-life cycle strategies;

•	Implementing certain workforce reductions, including members of the senior management team, sales, operations and manufacturing personnel, as well as moving certain research and development resources to lower cost foreign geographies, and compensation plan changes;

•	Vacating a leased building in Phoenix, Arizona due to the reductions in force;

•	Evaluating other assets and liabilities and evaluating the past underlying operating decisions or strategies supporting the future benefit of the assets or the probability of a liability;

•	Addressing individual country/regional sales and profitability performance, and reallocating resources based upon market share growth objectives by country to support the new strategies going forward;

•	Investing in the implementation of a comprehensive product marketing function within the Company’s organization; and

•	Evaluating opportunities for short, medium and long-term improvements in manufacturing costs.
As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were recorded in 2005 of which $2.8 million was recorded during the three month period ended March 31, 2005. The following table sets forth the expected restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred through March 31, 2006 and the ending accrued liability balance at March 31, 2006 (dollars in thousands):

			Costs
			Incurred
			During the
			Three
			Month
			Period	Accrued
	Total Costs	Costs	Ended	Liability at
	Expected to	Incurred	March 31,	March 31,
	be Incurred	During 2005	2006	2006
Costs of revenues:
Warranty charges and product replacement accruals (a)	$7,374	$3,832	$1,201	$2,341
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—	—
One-time termination benefits and related employment costs	469	351	118	—

Total costs of revenue charges	19,954	16,294	1,319	2,341

Operating expenses:
One-time termination benefits and related employment costs (b)	3,370	2,551	168	651
Idled facility lease charge (c)	1,013	195	60	758

Total operating expenses	4,383	2,746	228	1,409

Total charges	$24,337	$19,040	$1,547	$3,750

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2006.

(b)	These accrued liability balances are recorded as current accrued liabilities as these amounts are all expected to be paid during 2006.

(c)	The idled facility lease charge accrued liability is recorded in current accrued liabilities ($243,000) and other long-term liabilities ($515,000) based on the timing of the projected lease payments that are scheduled through 2011.
Restructuring charges of $2.8 million recorded during the three month period ended March 31, 2005 related to the 2005 Business Review include the following:
•	$0.7 million of charges related to negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$2.1 million of write-downs for inventory primarily related to products at or near end-of-life.
3. Discontinued Operations
Income from the Company’s discontinued operations for the three month periods ended March 31, 2006 and 2005 includes the following (dollars in thousands):

	March 31,	March 31,
	2006	2005
United Kingdom Lease Business:
Net revenues	$2,111	$4,098
Cost of revenues	1,298	2,076

Gross profit	813	2,022
Selling, general and administrative expenses	(360)	(416)
Foreign currency gain	(104)	2

	349	1,608

Golden Eagle Leasing	—	399

Income from discontinued operations	$349	$2,007

United Kingdom Lease Business
During the 2005 fourth quarter, the Company made the decision to sell its United Kingdom leasing business (the “UK Lease Business”). As of December 31, 2005, the UK Lease Business qualified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, the UK Lease Business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented and the assets and liabilities of the UK Lease Business were considered “held for sale” in the balance sheet as of December 31, 2005. Management currently expects to complete the UK Lease Business sale prior to June 30, 2006. In accordance with SFAS 144, future operating results of the UK Lease Business will be classified as discontinued operations as incurred.

The assets of the Company’s discontinued operations held for sale consist of the following at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Prepaid expenses and other current assets	$153	$57
Net investment in sales-type leases	10,000	12,556

Assets of discontinued operations held for sale	$10,153	$12,613

Golden Eagle Leasing
During the 2005 first quarter, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Golden Eagle Leasing purchase and sale agreement.
4. Share-Based Compensation
Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations (“APB 25”). Under APB 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Results for prior periods have not been restated.
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three months ended March 31, 2006 and in accordance with APB 25 during the three months ended March 31, 2005 (in thousands):

	March 31,	March 31,
	2006	2005
Costs of revenue	$19	$—
Research and development expenses	180	—
Selling, general and administrative expenses	668	215

Total share-based compensation	$867	$215

The adoption of SFAS 123R reduced income before income tax expense and net income for the three months ended March 31, 2006 by $0.4 million. Basic and diluted net income per common share for the three months ended March 31, 2006 would have been $0.07 if the Company had not adopted SFAS 123R, compared to reported basic and diluted net income per common share of $0.06. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock-based options and awards was $5.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.
Stock Options
At December 31, 2005, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. When options are exercised, the Company issues common stock from its treasury shares.

A summary of stock option activity within the Company’s share-based compensation plans and charges for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Options outstanding:
Balance at December 31, 2005	4,321,744	$6.88
Granted	237,500	7.57
Exercised	(778,985)	3.98
Terminated or expired	(255,290)	8.54

Balance at March 31, 2006	3,524,969	7.42	6.16	$8,681

Expected to vest at March 31, 2006	3,373,634	$7.47	6.03	$8,215

Options vested and exercisable at March 31, 2006	2,361,777	$7.89	4.66	$5,342

The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $2.8 million.
The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	March 31,	March 31,
	2006	2005
Weighted average fair value of options granted	$4.95	$3.11
Key assumptions used in determing the fair value:
Weighted average risk free interest rate	4.63%	4.05%
Expected life of the options (in years)	5.46	5.00
Expected stock price volatility	73.0%	77.3%
Expected dividend yield	—	—
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company. The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility.
The following table illustrates the effect on net loss and net loss per common share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R (amounts in thousands, except per share data and weighted average shares):

Three Months
Ended
March 31, 2005
Net loss, as reported	$(9,640)
Add share-based employee compensation expense included in reported net loss	215
Deduct total share-based employee compensation expense determined under fair value methods for all awards	(497)
Add reversal of share-based compensation expense for options forfeited prior to vesting	1,500

Pro forma net loss	$(8,422)

Net loss per share:
Basic and diluted, as reported	$(0.18)
Basic and diluted, pro forma	$(0.16)
Basic and diluted weighted average shares used in pro forma computation:	52,391,115
Restricted Stock Awards
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three month period ended March 31, 2006 is as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock Awards	Fair Value

Balance at December 31, 2005	402,000	$6.38
Granted	17,432	7.50
Compensation expense
Forfeited	(50,000)	6.42

Balance March 31, 2006	369,432	6.42

Employee Stock Purchase Plan
Under SFAS 123R, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the three month period ended March 31, 2006, the Company recorded compensation expense of $15,000 related to the Purchase Plan.
5. Short-term Investments
The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of March 31, 2006 and December 31, 2005, amortized cost of the Company’s short-term investments equaled fair market value. Accordingly, there were no unrealized gains and losses as of March 31, 2006 or December 31, 2005.
Proceeds from the sale of available-for-sale securities for the three month periods ended March 31, 2006 and 2005 were $64.0 million and $32.4 million, respectively. Gross realized gains and losses from the sale of available-for-sale securities were not material for the three month periods ended March 31, 2006 and 2005.
The Company’s short-term investments consisted of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Municipal debt securities	$10,500	$10,500
U.S. government and agency debt securities	23,440	23,439
Asset backed auction rate securities	5,000	—
Corporate debt securities	4,992	10,012
Preferred equity securities	17,175	14,000

	$61,107	$57,951

6. Inventories
Inventories consist of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Purchased parts	$19,379	$24,118
Work in progress	4,566	3,609
Finished goods	15,194	11,687

	$39,139	$39,414

7. Product Warranty
The following table reconciles the changes to the product warranty liability for the three month periods ended March 31, 2006 and 2005 (in thousands)

	March 31,	March 31,
	2006	2005
Balance at beginning of period	$5,534	$1,434
Warranty charges from normal operations	192	554
Warranty charges related to the 2005 Business Review	—	706
Utilization of warranty liability	(1,425)	(544)

Balance at end of period	$4,301	$2,150

Warranty charges related to the 2005 business review consist of costs for the trade-in of certain electronic payment equipment that the Company has elected to grant customers as a result of higher than expected repair occurrences.
Deferred revenue associated with extended warranty programs was $1.5 million and $1.1 million at March 31, 2006 and December 31, 2005, respectively.
8. Earnings per Share
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would be anti-dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three month periods ended March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	52,804,000	52,391,115
Effect of dilutive stock options, awards and warrants	926,873	—

Shares used in diluted income (loss) per share calculation	53,730,873	52,391,115

Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because they were anti-dilutive amounted to 3,504,704 and 6,805,942 for the three month periods ended March 31, 2006 and 2005, respectively.

9. Equity Transactions
During the three month period ended March 31, 2006, the Company purchased 85,100 shares of its common stock for $0.7 million. There were no treasury stock repurchases during the three month period ended March 31, 2005. The repurchased shares were recorded as treasury stock and result in a reduction of stockholder’s equity. Through March 31, 2006, the Company had repurchased 1,670,631 shares of its common stock at an average price per share of $6.05 under authorized repurchase programs. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.
Additional equity activity during the three months ended March 31, 2006 and March 31, 2005 relate to the issuance of common stock under the Company’s Employee Stock Purchase Plan and stock option plans.
10. Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.7 million and $0.8 million for the three month periods ended March 31, 2006 and 2005, respectively. The Company’s consolidated effective tax rate for the three months ended March 31, 2006 was 19.1%. The Company’s effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.
The Company’s consolidated effective tax rate for the three months ended March 31, 2005 is not meaningful due to the loss before income taxes recorded, the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets.
The Company continues to provide a valuation reserve against substantially all of its deferred tax asset balances as of March 31, 2006. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”).
11. Commitments and Contingencies
In February and March, 2005, various shareholder class action complaints were filed in the United States District Court, District of Arizona, against the Company and certain of its executive officers and members of its board of directors, on behalf of a class of purchasers of its common stock in the period from April 30, 2004 to February 3, 2005. The complaints alleged that the Company, and certain of its executive management, violated the Securities Exchange Act of 1934 based on its February 2005 announcement that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that the Company would restate its financial statements for the first three quarters of 2004. In May 2005, these class actions were consolidated into one action and the designated lead plaintiff filed a consolidated amended class action complaint. In January 2006, the court dismissed the consolidated amended class action complaint, and in February 2006, the plaintiffs filed a second consolidated amended class action complaint. The Company filed a motion to dismiss the second complaint in April 2006. Also in March and April 2005, two shareholders’ derivative actions were filed in the United States District Court, District of Arizona and Superior Court of Maricopa County, Arizona, against the Company and certain of its executive officers, its board of directors and a former director, alleging breach of fiduciary duties, among other matters.
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
12. Subsequent Event
In April 2006, the Company fully repaid the March 31, 2006 outstanding balance of $8.2 million under its Floating Rate Option Note payable to Bank One, Arizona.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 are those that depend most heavily on these judgments and estimates. As of March 31, 2006, there have been no material changes to any of the critical accounting policies contained therein.
Share-Based Compensation
As part of our adoption of SFAS 123R as of January 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense, which could be material to our results of operations.
Adoption of SFAS 123R
During December 2004, the FASB issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock option and nonvested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in APB 25 whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123. SFAS 123R, which was effective for us beginning in 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have decided to adopt SFAS 123R using the modified prospective method.
During the three months ended March 31, 2006, we recognized approximately $0.9 million of compensation expense related to the expensing of stock options and restricted stock in accordance with SFAS 123R. Approximately $0.7 million and $0.2 million of this amount is included in selling, general and administrative expenses and research and development expenses, respectively, in the accompanying consolidated statements of income. As of March 31, 2006, total unrecognized compensation cost related to stock-based options and awards was $5.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

Results of Operations

	Three Months Ended March 31,
		% of		% of
(Dollars in thousands, except per share data)	2006	Rev	2005	Rev	$ Change
Net revenue:
Product and other	$51,041	83.7%	$43,654	86.6%	$7,387
Services	9,928	16.3%	6,779	13.4%	3,149

Total net revenue	60,969	100.0%	50,433	100.0%	10,536

Costs of revenue:
Product and other	30,329	59.4%	28,609	65.5%	1,720
Services	7,121	71.7%	5,287	78.0%	1,834

Total costs of revenue	37,450	61.4%	33,896	67.2%	3,554

Gross profit:
Product and other	20,712	40.6%	15,045	34.5%	5,667
Services	2,807	28.3%	1,492	22.0%	1,315

Total gross profit	23,519	38.6%	16,537	32.8%	6,982

Operating expenses:
Research and development	5,994	9.8%	7,258	14.4%	(1,264)
Selling, general and administrative	14,615	24.0%	20,187	40.0%	(5,572)

Total operating expenses	20,609	33.8%	27,445	54.4%	(6,836)

Income (loss) from continuing operations	2,910	4.8%	(10,908)	-21.6%	13,818
Non-operating income	538	0.9%	66	0.1%	472

Income (loss) before income taxes and discontinued operations	3,448	5.7%	(10,842)	-21.5%	14,290
Provision for income taxes	(659)	-1.1%	(805)	-1.6%	146

Income (loss) before discontinued operations	2,789	4.6%	(11,647)	-23.1%	14,436
Income from discontinued operations	349	0.6%	2,007	4.0%	(1,658)

Net income (loss)	$3,138	5.1%	$(9,640)	-19.1%	$12,778

Income (loss) per diluted share	$0.06		$(0.18)		$0.24

Net Revenue
Net revenue for the three months ended March 31, 2006 was $61.0 million, a $10.6 million or 20.9% increase over net revenue for the three months ended March 31, 2005 of $50.4 million. Product and other revenue grew 16.9% principally due to sales of new products introduced late in 2005 which generated growth in substantially all marketplaces we currently serve worldwide. Our services revenue experienced a 46.5% growth principally due to additional services provided by NetSet, our service business in Brazil, related to a year over year increase in the number of terminals under service contract.

Costs of Revenue
Our product and other costs of revenue include the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs. Product and other cost of revenue was $30.3 million (59.4% of revenues) for the three months ended March 31, 2006 compared to $28.6 million (65.5% of revenues) for the three months ended March 31, 2005. The 2005 first quarter product and other costs of revenue includes $2.8 million in restructuring and other charges related to the 2005 Business Review including $2.1 million related to inventory write-downs principally associated with the implementation of an end-of-product-life cycle strategy and $0.7 million in warranty expenses related to trade-in/trade-out programs for products identified as reaching their end-of-life. See Note 2 to the Consolidated Financial Statements. Excluding charges related to the 2005 Business Review of $2.8 million, product and other costs of revenue as a percent of net revenue was 58.8% for the three months ended March 31, 2005 compared to 59.4% for the three months ended March 31, 2006. The increase in costs of revenue as a percentage of net revenues is related to lower average selling prices on certain products sold in the U.S. and other regions around the world in an effort to increase market share coupled with a shift during the quarter towards sales of units with lower margins.
Costs of revenue for our services revenue include salaries, contracted labor costs, materials to repair and service units, overhead and telecommunication expenses. Services cost of revenues were $7.1 million (71.7% of revenues) for the three months ended March 31, 2006 compared to $5.3 million (78.0% of revenues) for the three months ended March 31, 2005. The decline is primarily attributable to our ability to provide incremental service revenue while maintaining a semi-fixed cost structure.
Gross Profit
Gross profit as a percent of net revenue increased to 38.6% for the three months ended March 31, 2006 from 32.8% for the three months ended March 31, 2005. Our product and other gross profit was 40.6% for the three months ended March 31, 2006 compared to 41.1% for the three months ended March 31, 2005 excluding the incremental adjustments to net revenue and costs of revenue of $3.0 million recorded in 2005 related to the 2005 Business Review. The decline in gross profit percentage is related to lower average selling prices and gross profit on certain products sold in the U.S. and other regions around the world coupled with a shift during the quarter towards sales of units with lower margins.
Our services gross profit increased to 28.3% from 22.0% for the three months ended March 31, 2006 and 2005, respectively. Fluctuations in our services gross profit are normal and are principally reflective of our ability to increase the number of units serviced while maintaining a semi-fixed cost structure.
Operating Expenses
Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses declined $1.3 million when compared to the same period a year ago. The decline is principally related to the migration of development personnel from the U.S. to lower cost countries coupled with a reduction in personnel during 2005 due to headcount reductions enacted as part of the 2005 Business Review. In addition, during the three months ended March 31, 2005 we incurred a $0.4 million charge to write-off certain internally developed software costs relating to a new market for which we decided to postpone our entry. The decline is partially offset by $0.2 million in share-based compensation expense incurred during the first quarter of 2006 in accordance with requirements of SFAS 123R.
Selling, general and administrative expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. Selling, general and administrative expenses were $14.6 million during the three months ended March 31, 2006; a decline of $5.6 million or 27.6% compared to $20.2 million for the three months ended March 31, 2005. The 2005 first quarter amount includes $1.7 million in severance and other charges resulting from the 2005 Business Review. Excluding the 2005 Business Review charges, selling, general and administrative declined $3.9 million or 21.0% principally related to a reduction in headcount and other cost saving initiatives enacted as part of the 2005 Business Review offset in part by $0.5 million in additional share- based compensation expense principally resulting from the implementation of SFAS 123R.
Income (Loss) from Continuing Operations
We recorded income from continuing operations of $2.9 million for the three months ended March 31, 2006 compared to a loss from continuing operations of $10.9 million in the same period a year ago. The $13.8 million increase was primarily due to additional gross profit realized on our higher sales ($7.0 million) and a reduction in operating expenses ($6.8 million).
Non-Operating Income
Non-operating income consists of net interest charges, foreign currency losses, and other income and losses. We incurred net interest income of $0.8 million for the three months ended March 31, 2006 compared to $0.4 million for the three months ended March 31, 2005. The increase in net interest is primarily due to higher interest income as a result of our increased cash and marketable securities balance and rising interest rates. Foreign currency losses for the three months ended March 31, 2006 and 2005 were $0.2 million and $0.3 million, respectively.

Provision for Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.7 million and $0.8 million for the three month periods ended March 31, 2006 and 2005, respectively. The income tax expense for the three months ended March 31, 2006 includes the release of $0.6 million of income tax reserves associated with the expiration of the statute of limitations on previously reserved potential claims in our Asia holding company. Our consolidated effective tax rate for the three months ended March 31, 2006 was 19.1%. Our effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.
Our consolidated effective tax rate for the three months ended March 31, 2005 is not meaningful due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.
We continue to provide a valuation reserve against substantially all of our deferred tax asset balances as of March 31, 2006. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
During the three months ended March 31, 2006 and 2005, we recorded income from discontinued operations of $0.3 million and $2.0 million, respectively, principally related to our UK leasing operation. See Note 3 to the Consolidated Financial Statements. The decrease is primarily due to a lower number of lease originations as we near the expected sale of the lease portfolio. The first quarter of 2005 also included $0.4 million in income principally related to the release of reserves associated with the expiration of the indemnification period on other previously disposed discontinued operations.
Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the 2006 first quarter, our primary source of cash was cash generated by our operations as well as cash received from the issuance of employee stock options and cash generated by our discontinued operations. We had no borrowings under our revolving line of credit during the first quarter of 2006.
Cash Flows
Cash provided by operating activities includes net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased to $9.9 million for the three months ended March 31, 2006 from $2.1 million for the three months ended March 31, 2005. The increase in operating cash flows is principally the result of positive earnings in 2006 related to our growth in revenue and our reduction in operating expenses attributable to actions undertaken as part of our 2005 Business Review as well as a decrease in working capital, primarily related to a decrease in accounts receivable.
Investing cash flows consist principally of capital expenditures and cash invested in marketable securities. Cash used in investing activities was $4.9 million for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005. This increase was principally due to the investment of excess cash in marketable securities coupled with an increase in capital expenditures principally related to upgrades of computer hardware and software.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options, cash used to repay long-term debt and to purchase treasury stock. During 2006, cash provided by financing activities was $2.4 million, an increase of $1.8 million compared to $0.6 million for the three months ended March 31, 2005. This increase was primarily due to additional proceeds received from the exercise of employee stock options offset in part by $0.7 million in purchases of treasury stock.
Operating cash flows from discontinued operations consist principally of net cash earnings from our UK leasing business. The $0.9 million decline in operating cash flows from discontinued operations is the result of a maturing lease portfolio which ordinarily is characterized by fewer defaults and steady payment streams, coupled with a decline in new lease originations.
We believe our cash reserves and short-term investments together with the ability to control certain cash outlays, such as the purchase of treasury stock and the containment of certain operating expenses in accordance with the 2005 Business Review strategy, will allow us to meet our short-term liquidity and capital resource requirements absent cash flows from our discontinued operations. Should operating results from continuing operations prove unfavorable, we may need to use additional capital resources to meet our short-term liquidity and capital resource requirements.

Liquidity and Capital Resources
At March 31, 2006, cash and cash equivalents and short-term investments were $46.9 million and $61.1 million, respectively, compared to $35.9 million and $58.0 million at December 31, 2005, respectively. Working capital increased $5.3 million from $143.0 million at December 31, 2005 to $148.3 million at March 31, 2006.
We believe that these cash reserves and short-term investments combined with our ability to influence operating cash flows as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2006. Additionally, we are actively pursuing opportunities to monetize our UK leasing business which, if successful, would substantially increase our cash reserves. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.
Contractual Obligations
Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, except for our long-term debt, which consisted of an outstanding balance of $8.3 million on our Floating Rate Option Note at December 31, 2005 was fully repaid in April 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2006, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of short-term fixed income securities, was $61.1 million as of March 31, 2006. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2006, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Australian dollar, Brazilian real, British pound, Swedish krona and other European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At March 31, 2006, we had a foreign currency forward contracts payable outstanding in the amount of $0.1 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded, in earnings as foreign currency gains or losses.
We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage.
At March 31, 2006, we have $8.3 million in debt obligations principally collateralized by land and buildings at our headquarters in Phoenix, Arizona. There were no borrowings under our line of credit facility at March 31, 2006. In April 2006, we fully repaid the $8.2 million outstanding balance at March 31, 2006 under our note payable collateralized by our Phoenix, Arizona land and buildings. We believe our interest rate risk is limited with respect to existing debt.
During the normal course of business we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, foreign currency fluctuations and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
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
Shareholder Class Action
On February 8, 2005, a purported shareholder class action was filed in the U.S. District Court for the District of Arizona against us, our then President, Chief Executive Officer and Chairman, and our then Executive Vice President and Chief Financial and Administrative Officer. Thereafter, five other substantially similar purported shareholder class action complaints were filed in the same court. All such actions were filed purportedly on behalf of purchasers of our common stock during the period from April 30, 2004 through February 3, 2005. The complaints alleged that our financial statements for the first three quarters of 2004 were misstated, and that the defendants had violated the Securities Exchange Act of 1934 based on our announcement on February 4, 2005 that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases and that we would restate our financial statements for the first three quarters of 2004. These actions sought damages in an unspecified amount. On May 31, 2005, all six class actions were consolidated into a single class action. On June 9, 2005, the Court appointed a lead plaintiff, consisting of a group of individual investors. On August 8, 2005, the lead plaintiff filed a consolidated amended class action complaint, containing substantially the same allegations as the prior complaints. On September 22, 2005, we moved to dismiss this complaint. On January 25, 2006, following a hearing, the Court dismissed the complaint without prejudice and allowed the lead plaintiff until February 23, 2006 to file an amended complaint. On February 23, 2006, the lead plaintiff filed a second consolidated amended class action complaint against us, and our former Executive Vice President and Chief Financial and Administrative Officer, containing substantially the same allegations as the prior complaints, including that our financial statements for the first three quarters of 2004 were misstated and that our internal controls were deficient. On April 10, 2006, we filed a motion to dismiss the second consolidated amended class action complaint. We have tendered the defense of this action to our insurance carrier.
Colleen E. Ryan v. Hypercom Corporation, et al.
In 1998, the plaintiff filed this action alleging sexual misconduct claims against us and two of our former executives. On September 20, 2005, the Arizona Court of Appeals entered an Order affirming the April 2004 judgment of the trial court entered upon the jury verdict enforcing Ryan’s 1998 settlement agreement with us and dismissing her claims against us and the two former executives. On October 27, 2005, Ryan filed a petition for review of that Order with the Arizona Supreme Court. On April 20, 2006, the Arizona Supreme Court denied Ryan’s petition for review.
Item 1A. Risk Factors
This report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21G of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability expand our business and to increase our market share in the markets in which we compete; our ability to improve our cost structure, including reducing our product and operating costs; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters, including the shareholder class action and shareholder derivative actions, on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission, specifically our most recent report on Form 10-K, as well as our subsequent reports on Forms 10-Q and 8-K, as may be amended from time to time, which identify important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Without limitation of the foregoing, among the important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	the challenges posed by conducting business in international markets;

•	our failure to sell our UK lease portfolio or having to take a further write-down in the value of this business;

•	fluctuations in currency exchange rates;

•	adverse resolution of litigation;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;
•	force majeure events;

•	China’s changing economic environment;

•	uncertainties related to the Chinese legal system;

•	our ability to maintain the quality of our internal control over financial reporting;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards and government regulations to which our products are subject;

•	the volatility of our stock price;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
Information included in this report is made as of the date hereof. We undertake no obligation to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
			(c) Total Number	Approximate
			of Shares (or	Dollar Value) of
			Units) Purchased	Shares that May
	(a) Total Number	(b) Average Price	as Part of Publicly	Yet Be Purchased
	of Shares (or	Paid per Share (or	Announced Plans	Under the Plans or
Period	Units) Purchased	Unit)	or Programs	Programs
Month #1 (January 1, 2006 to January 31, 2006)	—	$—	—	—

Month #2 (February 1, 2006 to February 28, 2006)	—	$—	—	—

Month #3 (March 1, 2006 to March 31, 2006)	85,100	$7.85	85,100	19,888,209

Total	85,100	$7.85	85,100	19,888,209

On May 18, 2005, we announced that our Board of Directors had reaffirmed its previously authorized share repurchase program to purchase up to $10.0 million of our common stock. The repurchase program was originally approved by our Board of Directors in August 2003. On November 3, 2005, our Board of Directors announced a new stock repurchase program to purchase up to an additional $20.0 million of our common stock. On March 2, 2006, we announced the adoption of a 10b5-1 plan for the purchase of up to $5.0 million of our common stock pursuant to the terms of our existing repurchase authorizations. As of March 31, 2006, we had repurchased 1,670,631 shares of common stock at an average price per share of $6.05 under our two authorized repurchase plans.
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

HYPERCOM CORPORATION
	By:	/s/ William Keiper
Dated: May 10, 2006		William Keiper
Chief Executive Officer and President

	By:	/s/ Thomas Liguori
Dated: May 10, 2006		Thomas Liguori
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.2 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.
**	Furnished herewith.