Form 10-Q
period 2006-06-30
HYPERCOM CORP
filed 2006-08-09
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006

Common Stock, $.001 par value per share	54,197,877 shares

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31,
Amounts in thousands, except share data	(unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$32,331	$35,940
Restricted cash	133	—
Short-term investments	75,610	57,951
Accounts receivable, net of allowance for doubtful accounts of $2,909 and $3,266, respectively	58,235	48,852
Inventories	39,622	39,414
Prepaid expenses and other current assets	9,556	8,946
Deferred tax assets, net	598	122
Assets of discontinued operations held for sale	—	12,613

Total current assets	216,085	203,838
Property, plant and equipment, net	26,119	27,746
Intangible assets, net	3,109	3,503
Other long-term assets	4,216	3,827

Total assets	$249,529	$238,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,644	$17,721
Accrued payroll and related expenses	9,010	8,460
Accrued sales and other taxes	9,519	9,479
Product warranty liabilities	3,183	5,534
Accrued liabilities	8,121	6,837
Deferred revenue	1,618	2,762
Income taxes payable	2,639	1,651
Liabilities of discontinued operations	659	—
Current portion of long-term debt	26	8,355

Total current liabilities	56,419	60,799
Long-term debt	21	22
Deferred tax liabilities, net	856	341
Other long-term liabilities	6,037	6,978

Total liabilities	63,333	68,140

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,906,678 and 52,991,959 shares outstanding, respectively	56	55
Additional paid-in capital	242,788	238,186
Accumulated deficit	(43,968)	(53,335)
Unearned deferred compensation	—	(2,123)
Treasury stock (at cost), 1,900,720 and 1,815,620 shares, respectively	(12,680)	(12,009)

Total stockholders’ equity	186,196	170,774

Total liabilities and stockholders’ equity	$249,529	$238,914

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Amounts in thousands, except share data)
Net revenue:
Product and other	$56,983	$52,852	$108,024	$96,506
Services	9,161	7,302	19,089	14,081

Total net revenue	66,144	60,154	127,113	110,587

Costs of revenue:
Product and other	32,303	45,905	62,632	74,514
Services	6,447	6,516	13,568	11,803

Total costs of revenue	38,750	52,421	76,200	86,317

Gross profit	27,394	7,733	50,913	24,270

Operating expenses:
Research and development	6,504	7,592	12,498	14,850
Selling, general and administrative	16,481	17,641	31,096	37,828

Total operating expenses	22,985	25,233	43,594	52,678

Income (loss) from continuing operations	4,409	(17,500)	7,319	(28,408)
Interest income	1,383	637	2,330	1,194
Interest expense	(468)	(209)	(637)	(383)
Foreign currency loss	(309)	(437)	(533)	(709)
Other income (expense)	8	(14)	(8)	(59)

Income (loss) before income taxes and discontinued operations	5,023	(17,523)	8,471	(28,365)
Provision for income taxes	(813)	(626)	(1,472)	(1,431)

Income (loss) before discontinued operations	4,210	(18,149)	6,999	(29,796)
Income from discontinued operations	2,018	1,493	2,367	3,500

Net income (loss )	$6,228	$(16,656)	$9,366	$(26,296)

Basic income (loss) per share:
Income (loss) before discontinued operations	$0.08	$(0.35)	$0.13	$(0.57)
Income from discontinued operations	0.04	0.03	0.05	0.07

Basic income (loss) per share	$0.12	$(0.32)	$0.18	$(0.50)

Diluted income (loss) per share:
Income (loss) before discontinued operations	$0.08	$(0.35)	$0.13	$(0.57)
Income from discontinued operations	0.03	0.03	0.04	0.07

Diluted income (loss) per share	$0.11	$(0.32)	$0.17	$(0.50)

Basic weighted average common shares	53,405,144	52,478,165	52,852,047	52,434,880

Diluted weighted average common shares	54,370,400	52,478,165	53,785,674	52,434,880

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$6,999	$(29,796)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation/amortization	3,837	3,568
Amortization of deferred financing costs	4	7
Amortization of discounts on short-term investments	(686)	(476)
Provision for bad debts	469	1,329
Write-down of excess and obsolete inventory	970	10,731
Net provision (benefit) for warranty expense	(680)	7,093
Deferred income taxes	37	—
Noncash share-based compensation	2,879	273
Foreign currency loss (gain)	(481)	73
Other non-cash	336	480
Changes in operating assets and liabilities, net	(8,335)	992

Net cash provided by (used in) operating activities	5,349	(5,726)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,773)	(2,565)
Capitalized software and other development costs	(501)	(558)
Net increase in restricted cash	(133)	—
Purchase of short-term investments	(152,649)	(84,021)
Proceeds from the sale or maturity of short-term investments	135,675	93,993

Net cash provided by (used in) investing activities	(21,381)	6,849

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(8,330)	(247)
Proceeds from issuance of common stock	4,394	2,747
Purchase of treasury stock	(671)	(2,474)

Net cash provided by (used in) financing activities	(4,607)	26
Effect of exchange rate changes on cash	296	(148)

Net increase (decrease) in cash flows from continuing operations	(8,206)	1,001
Net cash provided by operating activities — discontinued operations	4,597	8,441
Net cash provided by investing activities — discontinued operations	12,137	—
Cash and cash equivalents, beginning of period	35,940	23,445

Cash and cash equivalents, end of period	$32,331	$32,887

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
1. Basis of Presentation
The consolidated financial statements include the accounts of Hypercom Corporation and its wholly owned subsidiaries (“Hypercom” or the “Company”). The Company does not have any subsidiaries in which it does not own, directly or indirectly, 100% of the outstanding stock. All of the Company’s subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
These accompanying interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, except for the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) — See Note 4. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were recorded in 2005 of which $18.2 million was recorded during the six month period ended June 30, 2005. The following table sets forth the restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred through June 30, 2006 and the ending accrued liability balance at June 30, 2006 (dollars in thousands):

			Costs	Accruals
			Incurred	Reversed
			During the	During the
			Six Month	Six Month	Liability
	Total Costs	Costs	Period	Period	Balance at
	Expected to be	Incurred	Ended June	Ended June	June 30,
	Incurred	During 2005	30, 2006	30, 2006	2006
Costs of revenues:
Warranty charges and product replacement accruals (a)
	$7,374	$3,832	$1,207	$1,384	$951
Inventory write-downs, primarily for product end-of-life decisions
	12,111	12,111	—	—	—
One-time termination benefits and related employment costs	469	351	118	—	—

Total costs of revenue charges	19,954	16,294	1,325	1,384	951

Operating expenses:
One-time termination benefits and related employment costs (b)	3,370	2,551	290	53	476
Idled facility lease charge (c)	1,013	195	139	—	679

Total operating expenses	4,383	2,746	429	53	1,155

Total charges	$24,337	$19,040	$1,754	$1,437	$2,106

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2006. Two customers that agreed to participate in the trade-in program in June 2005 for the replacement of certain electronic payment equipment ultimately opted out of the program. Accordingly, the Company reduced its product warranty liabilities by $1.4 million in June 2006 upon the expiration of the program.

(b)	These accrued liability balances are recorded in current accrued liabilities as these amounts are expected to be paid during 2006. The reversal of accrued termination benefits relates primarily to outplacement services offered to employees that were not actually utilized.

(c)	The idled facility lease charge accrued liability is recorded in current accrued liabilities ($229,000) and other long-term liabilities ($450,000) based on the timing of the projected lease payments that are scheduled through 2011.
Restructuring charges of $18.2 million recorded during the six month period ended June 30, 2005 related to the 2005 Business Review include the following:
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

3. Discontinued Operations
Income from the Company’s discontinued operations for the three and six month periods ended June 30, 2006 and 2005 includes the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United Kingdom Lease Business:
Net revenues	$1,119	$3,861	$3,230	$7,959
Costs of revenue	(103)	1,756	1,195	3,832

Gross profit	1,222	2,105	2,035	4,127
Selling, general and administrative expenses	(525)	(309)	(886)	(725)
Foreign currency loss	(240)	(303)	(343)	(301)
Gain on sale	1,561	—	1,561	—

	2,018	1,493	2,367	3,101
Golden Eagle Leasing	—	—	—	399

Income from discontinued operations	$2,018	$1,493	$2,367	$3,500

The assets and liabilities of the Company’s discontinued operations consist of the following at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
United Kingdom Lease Business:
Prepaid expenses and other current assets	$—	$57
Net investment in sales-type leases	—	12,556

Assets of discontinued operations held for sale	$—	$12,613

Liabilities of discontinued operations (a)	$659	$—

(a)	These accrued liability balances consist of severance and professional service fees incurred as part of the United Kingdom Lease Business sale but not yet paid as of June 30, 2006.
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
Effective May 31, 2006, the Company sold the UK Lease Business for $12.1 million (the “UK Lease Sale”). The UK Lease Sale includes the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The UK Lease Sale agreement contains covenants and indemnification provisions which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.
Golden Eagle Leasing
During the 2005 first quarter, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Golden Eagle Leasing purchase and sale agreement.

4. Share-Based Compensation
Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Results for prior periods have not been restated.
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three and six months ended June 30, 2006 and in accordance with APB 25 during the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Costs of revenue	$79	$—	$98	$—
Research and development costs	222	—	409	—
Selling, general and administrative expenses	1,711	58	2,372	273

Total share-based compensation	$2,012	$58	$2,879	$273

The adoption of SFAS 123R reduced income before income tax expense and net income for the six month period ended June 30, 2006 by $1.7 million. As a result, basic and diluted earnings per share were reduced by $0.03 each. As of June 30, 2006, total unrecognized compensation cost related to stock-based options and awards was $8.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.
Stock Options
At December 31, 2005, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method prescribed by Financial Accounting Standard Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, (“FIN 28”) rather than the straight-line method.
A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Stock options:
Outstanding at December 31, 2005	4,321,744	$6.88
Granted	993,500	9.70
Exercised	(977,686)	4.31
Terminated or expired	(281,890)	8.46

Outstanding at June 30, 2006	4,055,668	8.06	6.66	$7,994

Expected to vest at June 30, 2006	3,778,481	$8.05	6.46	$7,542

Vested and exercisable at June 30, 2006	2,278,829	$7.96	4.50	$5,097

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $3.7 million.
The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$6.35	$3.85	$6.01	$3.48
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	4.88%	3.92%	4.82%	3.98%
Expected life of the option (in years)	5.49	5.80	5.48	5.40
Expected stock price volatility	65.1%	75.1%	67.0%	76.2%
Expected dividend rate	—	—	—	—
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company.
The following table illustrates the effect on net loss and net loss per common share for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R (amounts in thousands, except per share data and weighted average shares):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(16,656)	$(26,296)
Add stock-based employee compensation expense included in reported net loss	58	273
Deduct total stock-based employee compensation expense determined under fair value methods for all awards	(342)	(856)
Add reversal of stock-based compensation expense for options forfeited prior to vesting	588	2,086

Pro forma net loss	$(16,352)	$(24,793)

Net loss per share:
Basic and diluted, as reported	$(0.32)	$(0.50)
Basic and diluted, pro forma	$(0.31)	$(0.47)
Weighted average shares used in pro forma computation:
Basic and diluted	52,478,165	52,434,880
Restricted Stock Awards
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six month period ended June 30, 2006 is as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2005	402,000	$6.38
Granted	42,432	8.97
Vested	(52,000)	6.47
Forfeited	(50,000)	6.42

Balance at June 30, 2006	342,432	6.68

Employee Stock Purchase Plan
Under SFAS 123R, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the six month period ended June 30, 2006, the Company recorded compensation expense of $30,000 related to the Purchase Plan.
5. Restricted Cash
The Company’s restricted cash balance of $0.1 million at June 30, 2006 consists of foreign irrevocable letters of guarantee required by two customers.
6. Short-term Investments
The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of June 30, 2006 and December 31, 2005, amortized cost of the Company’s short-term investments equaled fair market value. Accordingly, there were no unrealized gains and losses as of June 30, 2006 or December 31, 2005.

Proceeds from the sale of available-for-sale securities for the six month periods ended June 30, 2006 and 2005 were $135.7 million and $94.0 million, respectively. Gross realized gains and losses from the sale of available-for-sale securities were immaterial for the six month periods ended June 30, 2006 and 2005.
The Company’s short-term investments consisted of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Municipal debt securities	$6,500	$10,500
U.S. government and agency debt securities	8,469	23,439
Asset backed auction rate securities	9,500	—
Corporate debt securities	33,041	10,012
Preferred equity securities	18,100	14,000

	$75,610	$57,951

7. Inventories
Inventories consist of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Purchased parts	$22,691	$24,118
Work in progress	3,504	3,609
Finished goods	13,427	11,687

	$39,622	$39,414

8. Sale of Hong Kong Office Building
During May 2006, the Company entered into an agreement for the sale of its portion of an office building in Hong Kong (the “HK Building”) for a purchase price of $5.2 million. At June 30, 2006, the net book value of the HK Building was $2.2 million and is considered an asset held for sale and included in prepaid expenses and other current assets. The net book value of the HK Building at December 31, 2005 was $2.2 million and is included in property, plant and equipment. Through June 30, 2006, the Company has received deposits totaling $0.5 million on the sale and these amounts are recorded in accrued liabilities. The sale of the HK Building is expected to close in the 2006 fourth quarter and the Company expects to record a gain on the sale of approximately $2.5 million, net of estimated closing and other costs of approximately $0.5 million.
9. Product Warranty
The following table reconciles the changes to the product warranty liability for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$4,301	$2,150	$5,534	$1,434
Warranty charges from normal operations	523	215	704	769
Warranty charges (reversals) related to the 2005 Business Review	(1,384)	6,076	(1,384)	6,782
Utilization of warranty liability	(257)	(667)	(1,671)	(1,211)

Balance at end of period	$3,183	$7,774	$3,183	$7,774

Warranty charges related to the 2005 Business Review consist of costs for the trade-in of certain electronic payment equipment that the Company has elected to grant customers as a result of higher than expected repair occurrences. Two customers that agreed to participate in the trade-in program in June 2005 for the replacement of certain electronic payment equipment ultimately opted out of the program. Accordingly, the Company reduced its product warranty liabilities by $1.4 million in June 2006 upon the expiration of the program.
Deferred revenue associated with extended warranty programs was $2.0 million and $1.1 million at June 30, 2006 and December 31, 2005, respectively.
10. Long-term Debt
In April 2006, the Company fully repaid the outstanding balance of $8.2 million under its Floating Rate Option Note payable to Bank One, Arizona.
11. Earnings per Share
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would be anti-dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,405,144	52,478,165	52,852,047	52,434,880
Effect of dilutive stock options, awards and warrants	965,256	—	933,627	—

Shares used in diluted income (loss) per share calculation	54,370,400	52,478,165	53,785,674	52,434,880

Options and warrants that could potentially dilute income (loss) per share in the future that were not included in the computation of diluted income (loss) per share (a)	3,797,072	5,845,327	3,995,606	5,760,552

(a)	These options and warrants were not included in the computation of diluted income (loss) per share because they were anti-dilutive.
12. Equity Transactions
During the six month period ended June 30, 2006, the Company purchased 85,100 shares of its common stock for $0.7 million. During the six month period ended June 30, 2005, the Company purchased 398,900 shares of its common stock for $2.5 million. The repurchased shares were recorded as treasury stock and result in a reduction of stockholders’ equity. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.
Additional equity activity during the six month periods ended June 30, 2006 and 2005 relate to the issuance of common stock under the Company’s share-based compensation plans.
13. Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.8 million and $0.6 million for the three month periods ended June 30, 2006 and 2005, respectively and $1.5 million and $1.4 million for the six month periods ended June 30, 2006 and 2005, respectively. The Company’s consolidated effective tax rates for the three and six month periods ended June 30, 2006 were 16.2% and 17.4%, respectively. The Company’s effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.
The Company’s consolidated effective tax rate for the three and six month periods ended June 30, 2005 is not meaningful due to the loss before income taxes recorded, the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets.
The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of June 30, 2006. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”).
14. Commitments and Contingencies

On February 8, 2005, a purported shareholder class action was filed in the U.S. District Court for the District of Arizona against the Company, its then president, chief executive officer and chairman, and its then executive vice president and chief financial and administrative officer. Thereafter, five other substantially similar purported shareholder class action complaints were filed in the same court. All such actions were filed purportedly on behalf of purchasers of the Company’s common stock during the period from April 30, 2004 through February 3, 2005. The complaints alleged that Hypercom’s financial statements for the first three quarters of 2004 were misstated, and that the defendants had violated the Securities Exchange Act of 1934 based on the Company’s announcement on February 4, 2005 that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that the Company would restate its financial statements for the first three quarters of 2004. These actions sought damages in an unspecified amount. On May 31, 2005, all six class actions were consolidated into a single class action. On June 9, 2005, the Court appointed a lead plaintiff, consisting of a group of individual investors. On August 8, 2005, the lead plaintiff filed a consolidated amended class action complaint, containing substantially the same allegations as the prior complaints. On January 25, 2006, the Court granted the Company’s motion and dismissed the complaint without prejudice. On February 23, 2006, the lead plaintiff filed a second consolidated amended class action complaint against the Company, and its former executive vice president and chief financial and administrative officer, containing substantially the same allegations as the prior complaints, including that the Company’s financial statements for the first three quarters of 2004 were misstated and that the Company’s internal controls were deficient. On July 5, 2006, the Court granted the Company’s motion and dismissed with prejudice the second consolidated amended class action complaint.
Also in March and April 2005, two shareholders’ derivative actions were filed in the United States District Court, District of Arizona and in the Superior Court of Maricopa County, Arizona, against the Company and certain of its executive officers, its board of directors and a former director, alleging breach of fiduciary duties, among other matters, arising out of the restatement described above.
The Company is subject to legal proceedings and claims, which have arisen in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
15. Subsequent Event
During July, 2006, the Company issued 319,858 shares of common stock for $1.7 million upon the exercise of 319,858 Series D Warrants. At July 31, 2006, the Company has no stock warrants outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21G of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; our ability to improve our cost structure, including reducing our product and operating costs; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters, including the shareholder derivative actions, on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission (“SEC”), specifically our most recent annual report on Form 10-K, as well as our subsequent reports on Forms 10-Q and 8-K, as may be amended from time to time, which identify important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.
Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	China’s changing economic environment;

•	uncertainties related to the Chinese legal system;

•	our ability to maintain the quality of our internal control over financial reporting;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards and government regulations to which our products are subject;

•	the volatility of our stock price;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
Information included in this report is made as of the date hereof. We undertake no obligation to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 are those that depend most heavily on these judgments and estimates. As of June 30, 2006, there have been no material changes to any of the critical accounting policies contained therein.
Share-Based Compensation
As part of our adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense, which could be material to our results of operations. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method prescribed by FIN 28 rather than the straight-line method.
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three and six months ended June 30, 2006 and in accordance with APB 25 during the three and six months ended June 30, 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Costs of revenue	$79	$—	$98	$—
Research and development costs	222	—	409	—
Selling, general and administrative expenses	1,711	58	2,372	273

Total share-based compensation	$2,012	$58	$2,879	$273

The adoption of SFAS 123R reduced income before income tax expense and net income for the six month period ended June 30, 2006 by $1.7 million. As a result, basic and diluted earnings per share were reduced by $0.03 each. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock-based options and awards was $8.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.
Results of Operations

	Three Months Ended June 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2006	Revenue	2005	Revenue	Change
Net revenue:
Product and other	$56,983	86.1%	$52,852	87.9%	$4,131
Services	9,161	13.9%	7,302	12.1%	1,859

Total net revenue	66,144	100.0%	60,154	100.0%	5,990

Costs of revenue:
Product and other	32,303	56.7%	45,905	86.9%	(13,602)
Services	6,447	70.4%	6,516	89.2%	(69)

Total costs of revenue	38,750	58.6%	52,421	87.1%	(13,671)

Gross profit:
Product and other	24,680	43.3%	6,947	13.1%	17,733
Services	2,714	29.6%	786	10.8%	1,928

Total gross profit	27,394	41.4%	7,733	12.9%	19,661

Operating expenses:
Research and development	6,504	9.8%	7,592	12.6%	(1,088)
Selling, general and administrative	16,481	24.9%	17,641	29.3%	(1,160)

Total operating expenses	22,985	34.7%	25,233	41.9%	(2,248)

Income (loss) from continuing operations	4,409	6.7%	(17,500)	-29.1%	21,909
Non-operating income	614	0.9%	(23)	0.0%	637

Income (loss) before income taxes and discontinued operations	5,023	7.6%	(17,523)	-29.1%	22,546
Provision for income taxes	(813)	-1.2%	(626)	-1.0%	(187)

Income (loss) before discontinued operations	4,210	6.4%	(18,149)	-30.2%	22,359
Income from discontinued operations	2,018	3.1%	1,493	2.5%	525

Net income (loss)	$6,228	9.4%	$(16,656)	-27.7%	$22,884

Dilued income (loss) per share	$0.11		$(0.32)		$0.43

	Six Months Ended June 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2006	Revenue	2005	Revenue	Change
Net revenue:
Product and other	$108,024	85.0%	$96,506	87.3%	$11,518
Services	19,089	15.0%	14,081	12.7%	5,008

Total net revenue	127,113	100.0%	110,587	100.0%	16,526

Costs of revenue:
Product and other	62,632	58.0%	74,514	77.2%	(11,882)
Services	13,568	71.1%	11,803	83.8%	1,765

Total costs of revenue	76,200	59.9%	86,317	78.1%	(10,117)

Gross profit:
Product and other	45,392	42.0%	21,992	22.8%	23,400
Services	5,521	28.9%	2,278	16.2%	3,243

Total gross profit	50,913	40.1%	24,270	21.9%	26,643

Operating expenses:
Research and development	12,498	9.8%	14,850	13.4%	(2,352)
Selling, general and administrative	31,096	24.5%	37,828	34.2%	(6,732)

Total operating expenses	43,594	34.3%	52,678	47.6%	(9,084)

Income (loss) from continuing operations	7,319	5.8%	(28,408)	-25.7%	35,727
Non-operating income	1,152	0.9%	43	0.0%	1,109

Income (loss) before income taxes and discontinued operations	8,471	6.7%	(28,365)	-25.6%	36,836
Provision for income taxes	(1,472)	-1.2%	(1,431)	-1.3%	(41)

Income (loss) before discontinued operations	6,999	5.5%	(29,796)	-26.9%	36,795
Income from discontinued operations	2,367	1.9%	3,500	3.2%	(1,133)

Net income (loss)	$9,366	7.4%	$(26,296)	-23.8%	$35,662

Diluted income (loss) per share	$0.17		$(0.50)		$0.67

Net Revenue
Net revenue for the three months ended June 30, 2006 was $66.1 million, a $6.0 million or 10.0% increase over net revenue for the three months ended June 30, 2005 of $60.1 million. Net revenue for the six months ended June 30, 2006 was $127.1 million, a $16.5 million or 14.9% increase over net revenue for the six months ended June 30, 2005 of $110.6 million.
Product and other revenue grew 7.8% and 11.9% for the three and six months ended June 30, 2006 when compared to the same periods in 2005 principally due to sales of new products in Brazil and Mexico and increased product demand in our Central European market. These gains were partially offset by a revenue decline in the U.S. market attributable to a slower growth in sales to Multilane customers. In addition, net product revenue for the second quarter 2006 benefited from a $0.9 million collection from our contract with the Brazilian Health Ministry which expired in April 2004. Costs associated with this contract were deemed unlikely to be recovered and were written-off in the second quarter of 2004. Excluding the collection from the Brazilian Health Ministry in 2006, the increase in product and other revenue was 5.6% and 10.6%, respectively, for the three and six months ended June 30, 2006.

Our services revenue grew 25.5% and 35.6% for the three and six month periods ended June 30, 2006 when compared to the same periods last year principally due to additional services provided by NetSet, our service business in Brazil, related to an increase in the number of terminals under service contract.
Costs of Revenue
Our product and other costs of revenue include the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs. As a percent of net revenue, product and other cost of revenue was 56.7 % and 86.9% for the three months ended June 30, 2006 and 2005, respectively, and 58.0% and 77.2%, for the six months ended June 30, 2006 and 2005, respectively. Product and other costs of revenue for the three and six months ended June 30, 2005 includes $12.4 million and $15.2 million, respectively, in restructuring and other charges related to the 2005 Business Review (see Note 2 to the Consolidated Financial Statements). During the second quarter of 2006, product warranty liabilities were reduced by a net $1.2 million primarily as a result of two customers opting out of the warranty program offered as part of the 2005 Business Review. Excluding the 2005 Business Review charges, the net $1.2 million reduction of previously recorded product warranty liabilities in 2006, costs of revenue as a percent of adjusted net revenue for product and other was 59.8% and 63.2%, respectively, for the three months ended June 30, 2006 and 2005, and 59.6% and 61.2%, respectively, for the six months ended June 30, 2006 and 2005. The decline in cost of revenue as a percent of revenue is attributable to lower normal inventory provisions compared to 2005, lower product cost principally from favorable labor and overhead rates as well as higher absorption of manufacturing costs due to increased volumes.
Costs of services revenue include salaries, contracted labor costs, materials to repair and service units, overhead and telecommunication expenses. Services cost of revenues as a percent of net revenue were 70.4% and 89.2%, respectively, for the three months ended June 30, 2006 and 2005 and 71.1% and 83.8%, respectively, for the six months ended June 30, 2006 and 2005. Services cost of revenue for the three and six months ended June 30, 2005 includes $0.9 million in charges related to the 2005 Business Review. Excluding the 2005 Business Review charges, services cost of revenue as a percent of net revenue was 76.5% and 77.2% for the three and six months ended June 30, 2005. The decline from 2005 is primarily attributable to our ability to provide incremental service revenue in our NetSet service business in Brazil while maintaining a semi-fixed cost structure.
Gross Profit
Product and other gross profit as a percent of net revenue increased to 43.3% from 13.1% for the three months ended June 30, 2006 and 2005, respectively, and increased to 42.0% from 22.8% for the six months ended June 30, 2006 and 2005, respectively. Excluding the 2005 charges associated with our 2005 Business Review amounting to $12.4 million and $15.2 million in the three and six months ended June 30, 2005, the subsequent net reduction of $1.2 million in product warranty liabilities during the second quarter of 2006, and the $0.9 million collection from the Brazilian Health Ministry in June 2006, our product and other gross profit as a percent of net revenue was 40.2% and 36.8%, respectively, for the three months ended June 30, 2006 and 2005 and 40.4% and 38.8%, respectively, for the six months ended June 30, 2006 and 2005. The increase in gross profit percentage is attributable to lower product cost on favorable labor and overheads rates, increased absorption of manufacturing costs due to an increase in volume and lower normal inventory provisions recorded in 2006 when compared to 2005. Product and other gross profit as a percentage of revenue can vary significantly depending upon the specific quarterly revenue mix of customers and products; relative revenue contribution by geographic region; variations in manufacturing costs; and other factors.
Our services gross profit as a percent of net revenue increased to 29.6% from 10.8% for the three months ended June 30, 2006 and 2005, respectively, and increased to 28.9% from 16.2% for the six months ended June 30, 2006 and 2005, respectively. Excluding the 2005 charges associated with our 2005 Business Review amounting to $0.9 million for the three and six months ended June 30, 2005, our gross profit as a percent of net revenue for services was 23.5% and 22.8%, respectively, for the three and six months ended June 30, 2005. Fluctuations in our services gross profit are normal and are principally reflective of our ability to increase the number of units serviced while maintaining a semi-fixed cost structure.
Operating Expenses

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses declined $1.1 million and $2.4 million, respectively, when compared to the same three and six month periods a year ago. Excluding charges associated with the 2005 Business Review amounting to $0.6 million and $1.0 million in the three and six month periods ended June 30, 2005, costs declined by $0.5 million and $1.3 million, respectively. The decline is principally related to the migration of development personnel from the U.S. to lower cost countries coupled with a reduction in personnel during 2005 due to headcount reductions enacted as part of the 2005 Business Review. The declines discussed above are partially offset by $0.2 million and $0.4 million, respectively, in share-based compensation expense incurred during the three and six months ended June 30, 2006 in accordance with requirements of SFAS 123R.
Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. Selling, general and administrative expenses declined $1.2 million or 6.6% and $6.7 million or 17.8% when compared to the same three and six month periods a year ago. Excluding charges associated with the 2005 Business Review amounting to $2.0 million and $3.6 million, respectively, in the three and six month periods ended June 30, 2005, SG&A exepenses increased by $0.8 million or 5.1% and declined by $3.1 million or 9.1% when compared to the same three and six month periods a year ago. Excluding the 2005 Business Review charges, the increase in SG&A expenses for the second quarter is principally related to $1.7 million in incremental share-based compensation expense resulting from the implementation of SFAS 123R, incremental marketing and tradeshow costs, costs associated with the Brazilian Health Ministry contract collection and variable selling expenses. These increases were partially offset by cost savings associated with a reduction in headcount and other cost saving initiatives enacted as part of the 2005 Business Review. For the six months ended June 30, 2006, the $3.1 million decline in spending exclusive of charges related to the 2005 Business Review is principally the result of cost savings associated with a reduction in headcount and other cost saving initiative enacted as part of the 2005 Business Review coupled with lower professional service fees. The savings during the first half are partially offset by a $2.1 million increase in share-based compensation expense resulting from the implementation of SFAS 123R, incremental marketing and tradeshow costs, and variable selling expenses attributable to our revenue growth.
Income (Loss) from Continuing Operations
We recorded income from continuing operations of $4.4 million and $7.3 million for the three and six months ended June 30, 2006 compared to a loss from continuing operations of $17.5 million and $28.4 million in the same periods a year ago. The $21.9 million and $35.7 million increase for the three and six months ended June 30, 2006 was primarily due to additional gross profit realized on our higher sales and a reduction in operating expenses.
Non-Operating Income
Non-operating income consists of net interest charges, foreign currency losses, and other income and losses. For the three and six months ended June 30, 2006 our interest income net of interest expense doubled to $0.9 million and $1.7 million, respectively, compared to $0.4 million and $0.8 million, respectively, in the same periods a year ago. The increase in net interest income is primarily due to higher interest income as a result of our increased cash and short-term investment balances and rising interest rates. Foreign currency losses for the three and six months ended June 30, 2006 were $0.3 million and $0.5 million, respectively, compared to $0.4 million and $0.7 million, respectively, in the same periods a year ago.
Provision for Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.8 million and $0.6 million, respectively, for the three month periods ended June 30, 2006 and 2005 and $1.5 million and $1.4 million, respectively, for the six month periods ended June 30, 2006 and 2005.
Our effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three and six months ended June 30, 2006 was 16.2% and 17.4%, respectively. Our consolidated effective tax rate for the three and six month periods ended June 30, 2005 is not meaningful due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.
We continue to provide a valuation reserve against substantially all deferred tax asset balances as of June 30, 2006. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
During the three months ended June 30, 2006 and 2005, we recorded income from discontinued operations of $2.0 million and $1.5 million, respectively, related to our UK leasing operations. The second quarter of June 2006 includes a $1.6 million gain on the sale of our UK Lease Business which was disposed of effective May 31, 2006. See Note 3 to the Consolidated Financial Statements.
During the six months ended June 30, 2006 and 2005, we recorded income from discontinued operations of $2.4 million and $3.5 million, respectively, primarily related to our UK leasing operations. The six months ended June 30, 2006 includes a $1.6 million gain on sale of our UK Lease Business. The first quarter of 2005 also includes $0.4 million in income principally related to the release of reserves associated with the expiration of the indemnification period on other previously disposed discontinued operations.
Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first half of 2006, our primary source of cash was cash generated by our operations, cash received from the issuance of employee stock options, and cash generated by our discontinued operations including the disposal of our UK Lease Business effective May 31, 2006. We had no borrowings under our revolving line of credit during the first half of 2006.
Cash Flows
Cash provided by operating activities includes net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities increased $11.1 million to $5.3 million for the six months ended June 30, 2006. The increase in operating cash flows is principally the result of positive earnings in 2006 related to our growth in revenue and our reduction in operating expenses attributable to actions undertaken as part of our 2005 Business Review. In addition, we experienced significant changes in our accounts receivable balances during the six months ended June 30, 2006 and 2005. In 2005, we experienced a significant decline in accounts receivable related to collections on our fourth quarter 2004 sales. In 2006, we experienced a significant increase in accounts receivable as sales were higher late in the second quarter of 2006 coupled with our overall 14.9% revenue growth for the first half of 2006. Payment terms for most of our customer are generally between 30 and 60 days.
Investing cash flows consist principally of capital expenditures and cash invested in short-term investments. Cash used in investing activities was $21.4 million for the six months ended June 30, 2006 compared to cash provided by investing activities of $6.8 million for the six months ended June 30, 2005. We received $12.1 million in proceeds from the sale of our UK Lease Business which we invested in short-term investments along with an additional $4.9 million in incremental cash received from operations and stock option exercises. Capital expenditures were $1.2 million higher in the first half of 2006 compared to 2005 principally due to upgrades of computer hardware and software.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options, cash used to repay long-term debt and to purchase treasury stock. During the first half of 2006, cash used in financing activities was $4.6 million, an increase of $4.6 compared to the same period in 2005. During the second quarter of 2006, we used $8.3 million to repay our mortgage on our Phoenix facility. In addition, during the first half of 2006, we received an additional $1.6 million from the exercise of employee stock options compared to the first half of 2005. Treasury stock purchases were $0.7 million during the first half of 2006, a $1.8 million decrease compared to the first half of 2005.

Operating cash flows from discontinued operations of $4.6 million consists of net cash earnings from our UK Lease Business prior to its sale of $3.0 million and the gain on sale recognized of $1.6 million. Investing cash flows from discontinued operations consists of the proceeds received on the sale of the UK Lease Business.
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
Liquidity and Capital Resources
At June 30, 2006, cash and cash equivalents and short-term investments were $32.3 million and $75.6 million, respectively, compared to $35.9 million and $58.0 million at December 31, 2005, respectively. Working capital increased $16.7 million from $143.0 million at December 31, 2005 to $159.7 million at June 30, 2006.
Effective May 31, 2006, we sold the UK Lease Business for $12.1 million. The UK Lease sale includes the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The UK Lease sale agreement contains covenants and indemnification provisions which could result in additional liabilities to us if certain events occur or fail to occur in the future.
We believe that these cash reserves and short-term investments combined with our ability to influence operating cash flows as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2006. Additionally, we entered into an agreement to sell a floor of an office building in Hong Kong we currently own with expected cash proceeds of approximately $5.2 million. Should operating results prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.
Contractual Obligations
Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, except for our long-term debt, which consisted primarily of an outstanding balance of $8.3 million on our Floating Rate Option Note at December 31, 2005, which was fully repaid in April 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
At June 30, 2006, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of short-term fixed income securities, was $75.6 million as of June 30, 2006. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2006, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
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

At June 30, 2006, we had a foreign currency forward contracts payable outstanding in the amount of $0.1 million, denominated principally in British pounds, Australian dollars and Brazilian reals. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.
We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage.
At June 30, 2006, we have less than $0.1 million in debt obligations. There were no borrowings under our line of credit facility at March 31, 2006. In April 2006, we fully repaid the $8.3 million outstanding balance at March 31, 2006 under our note payable collateralized by our Phoenix, Arizona land and buildings. We believe our interest rate risk is limited with respect to existing debt.
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
Item 4. Controls and Procedures.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is 1) recorded, processed, summarized and reported timely as specified in Securities and Exchange Commission rules and forms and is 2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Shareholder Class Action
On February 8, 2005, a purported shareholder class action was filed in the U.S. District Court for the District of Arizona against us, our then president, chief executive officer and chairman, and our then executive vice president and chief financial and administrative officer. Thereafter, five other substantially similar purported shareholder class action complaints were filed in the same court. All such actions were filed purportedly on behalf of purchasers of our common stock during the period from April 30, 2004 through February 3, 2005. The complaints alleged that Hypercom’s financial statements for the first three quarters of 2004 were misstated, and that the defendants had violated the Securities Exchange Act of 1934 based on our announcement on February 4, 2005 that certain leases in the United Kingdom had been incorrectly accounted for as sales-type leases, rather than operating leases, and that we would restate our financial statements for the first three quarters of 2004. These actions sought damages in an unspecified amount. On May 31, 2005, all six class actions were consolidated into a single class action. On June 9, 2005, the Court appointed a lead plaintiff, consisting of a group of individual investors. On August 8, 2005, the lead plaintiff filed a consolidated amended class action complaint, containing substantially the same allegations as the prior complaints. On January 25, 2006, the Court granted our motion and dismissed the complaint without prejudice. On February 23, 2006, the lead plaintiff filed a second consolidated amended class action complaint against us, and our former executive vice president and chief financial and administrative officer, containing substantially the same allegations as the prior complaints, including that our financial statements for the first three quarters of 2004 were misstated and that our internal controls were deficient. On July 5, 2006, the Court granted our motion and dismissed with prejudice the second consolidated amended class action complaint.
Item 1A. Risk Factors
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ending December 31, 2005, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” of our most recent Form 10-K.
We may be required to indemnify third parties according to the terms of legal agreements to which we are a party and if our insurance does not cover these obligations, in part or in their entirety, our financial results may suffer.
In the normal course of business, we periodically enter into employment agreements, legal settlements, indemnification agreements with directors and executive officers, agreements for the acquisition and disposition of assets, and other agreements which contain indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under most of these indemnification provisions. However, should our obligation under an indemnification provision exceed our coverage or should coverage be denied, it could have a material adverse effect on our business, financial position and results of operations.
Adverse resolution of litigation, including litigation arising out of the restatement of certain of our 2004 consolidated financial statements, may adversely affect our business or financial results.
We are party to litigation in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.
We have been subject to shareholder class actions and remain subject to shareholders’ derivative actions relating to the restatement of certain of our 2004 consolidated financial results. Litigating the shareholders’ derivative actions relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. For additional information regarding the shareholders’ derivative actions and other litigation in which we are involved, see “Item 1. Legal Proceedings,” and “Note 13 to our Consolidation Financial Statements” in this quarterly report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximately
			Units) Purchased	Dollar Value) of
			as Part of	Shares that May
	(a) Total Number	(b) Average Price	Publicly	Yet Be Purchased
	of Shares (or	Paid per Share	Announced Plans	Under the Plans
Period	Units) Purchased	(or Unit)	or Programs	or Programs
Month #1 (April 1, 2006 to April 30, 2006)	—	—	—	—

Month #2 (May 1, 2006 to May 31, 2006)	—	—	—	—

Month #3 (June 1, 2006 to June 30, 2006)	—	—	—	—

Total	—	—	—	$19,888,209
On May 18, 2005, we announced that our Board of Directors had reaffirmed its previously authorized share repurchase program to purchase up to $10.0 million of our common stock. The repurchase program was originally approved by our Board of Directors in August 2003. On November 3, 2005, our Board of Directors announced a new stock repurchase program to purchase up to an additional $20.0 million of our common stock. On August 8, 2006, we announced the adoption of a 10b5-1 plan for the purchase of up to $10.0 million of our common stock pursuant to the terms of our existing repurchase authorizations. As of June 30, 2006, we had repurchased 1,670,631 shares of common stock at an average price per share of $6.05 under our two authorized repurchase plans.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) On May 18, 2006, we held our Annual Meeting of Stockholders at which our stockholders elected 3 Class I Directors.
(b) Election of Directors. All nominees for election as Class I Directors were unopposed and elected as follows:

Election of Directors	For	Withhold
Daniel D. Diethelm	43,720,814	1,843,958
Todd Nelson	45,118,085	446,687
Norman Stout	44,006,041	1,558,731
(c) Proposal to Amend Hypercom’s Nonemployee Directors’ Stock Option Plan. The proposal to amend Hypercom’s Nonemployee Directors’ Stock Option Plan (the “Plan”) to increase the number of shares available under the Plan from 175,000 to 600,000; to increase the initial and annual grants made to non-employee directors from 6,250 to 15,000; and to extend the term of the Plan to December 31, 2012 was approved as follows:

For	Against	Abstain	Non-Votes
30,178,855	2,675,171	1,418,117	11,292,685
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1	Business Sale Agreement dated June 27, 2006, by and among Hypercom Corporation, Hypercom EMEA Ltd., Forrester UK Holdings, LLC and Northern Leasing Systems, Inc. (incorporated by reference to Exhibit 2.1 to Hypercom Current Report on Form 8-K filed on July 3, 2006)

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Current Report on Form 8-K filed on May 30, 2006)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hypercom Current Report on Form 8-K filed on May 30, 2006)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 9, 2006	By:	/s/ William Keiper

William Keiper

Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: August 9, 2006	By:	/s/ Thomas Liguori

Thomas Liguori

Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Business Sale Agreement dated June 27, 2006, by and among Hypercom Corporation, Hypercom EMEA Ltd., Forrester UK Holdings, LLC and Northern Leasing Systems, Inc. (incorporated by reference to Exhibit 2.1 to Hypercom Current Report on Form 8-K filed on July 3, 2006)

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Current Report on Form 8-K filed on May 30, 2006)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Hypercom Current Report on Form 8-K filed on May 30, 2006)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

27