Form 10-Q
period 2006-09-30
HYPERCOM CORP
filed 2006-11-09
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006

Common Stock, $.001 par value per share	53,094,896 shares

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31,
Amounts in thousands, except share data	(unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$44,944	$35,940
Restricted cash	189	—
Short-term investments	53,010	57,951
Accounts receivable, net of allowance for doubtful accounts of $1,714 and $3,266, respectively	55,372	48,852
Inventories	49,616	39,414
Prepaid expenses and other current assets	8,314	8,946
Deferred tax assets, net	598	122
Assets of discontinued operations held for sale	—	12,613

Total current assets	212,043	203,838
Property, plant and equipment, net	26,108	27,746
Intangible assets, net	3,026	3,503
Other long-term assets	4,044	3,827

Total assets	$245,221	$238,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,103	$17,721
Accrued payroll and related expenses	7,953	8,460
Accrued sales and other taxes	9,573	9,479
Product warranty liabilities	3,467	5,534
Accrued liabilities	10,175	6,837
Deferred revenue	2,241	2,762
Income taxes payable	2,851	1,651
Liabilities of discontinued operations	343	—
Current portion of long-term debt	9	8,355

Total current liabilities	60,715	60,799
Long-term debt	14	22
Deferred tax liabilities, net	776	341
Other long-term liabilities	3,709	6,978

Total liabilities	65,214	68,140

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,080,305 and 52,991,959 shares outstanding, respectively	56	55
Additional paid-in capital	246,321	238,186
Accumulated deficit	(43,621)	(53,335)
Unearned deferred compensation	—	(2,123)
Treasury stock (at cost), 3,162,248 and 1,815,620 shares, respectively	(22,749)	(12,009)

Total stockholders’ equity	180,007	170,774

Total liabilities and stockholders’ equity	$245,221	$238,914

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except share data)
Net revenue:
Product and other	$46,927	$57,156	$154,952	$153,663
Services	9,742	9,391	28,830	23,471

Total net revenue	56,669	66,547	183,782	177,134

Costs of revenue:
Product and other	30,411	34,881	93,043	109,395
Services	7,336	6,187	20,903	17,990

Total costs of revenue	37,747	41,068	113,946	127,385

Gross profit	18,922	25,479	69,836	49,749

Operating expenses:
Research and development	7,049	6,296	19,547	21,146
Selling, general and administrative	14,599	15,086	45,696	52,914
Gain on sale of real property in Hong Kong	(2,958)	—	(2,958)	—

Total operating expenses	18,690	21,382	62,285	74,060

Income (loss) from continuing operations	232	4,097	7,551	(24,311)
Interest income	1,237	611	3,566	1,805
Interest expense	(413)	(221)	(1,050)	(604)
Foreign currency loss	(104)	(187)	(637)	(896)
Other expense	(23)	(88)	(31)	(147)

Income (loss) before income taxes and discontinued operations	929	4,212	9,399	(24,153)
Provision for income taxes	(456)	(1,367)	(1,928)	(2,798)

Income (loss) before discontinued operations	473	2,845	7,471	(26,951)
Income (loss) from discontinued operations	(127)	656	2,241	4,156

Net income (loss)	$346	$3,501	$9,712	$(22,795)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.01	$0.05	$0.14	$(0.51)
Income (loss) from discontinued operations	—	0.02	0.04	0.08
Basic and diluted income (loss) per share	$0.01	$0.07	$0.18	$(0.43)

Basic weighted average common shares	53,524,064	52,496,333	53,247,041	52,412,285

Diluted weighted average common shares	54,161,546	53,632,008	54,066,308	52,412,285

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$7,471	$(26,951)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation/amortization	5,682	5,473
Amortization of deferred financing costs	4	11
Amortization of discounts on short-term investments	(990)	(767)
Provision for bad debts	615	1,440
Write-down of excess and obsolete inventory	1,630	11,083
Net provision (benefit) for warranty expense	(89)	7,666
Deferred income taxes	(41)	—
Non-cash share-based compensation	4,689	485
Foreign currency gain	(660)	(287)
Gain on sale of real property in Hong Kong	(2,958)	—
Other non-cash charges	264	1,974
Changes in operating assets and liabilities, net	(15,525)	(7,008)

Net cash provided by (used in) operating activities	92	(6,881)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,198)	(3,583)
Proceeds from the sale of real property in Hong Kong	5,190	—
Capitalized software and other development costs	(787)	(558)
Net increase in restricted cash	(189)	—
Purchase of investments	(228,344)	(136,242)
Proceeds from the sale or maturity of investments	234,275	163,518

Net cash provided by investing activities	4,947	23,135

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(8,354)	(337)
Proceeds from issuance of common stock	6,393	4,883
Purchase of treasury stock	(10,740)	(8,941)

Net cash used in financing activities	(12,701)	(4,395)
Effect of exchange rate changes on cash	337	(110)

Net increase (decrease) in cash flows from continuing operations	(7,325)	11,749
Net cash provided by operating activities — discontinued operations	4,192	11,886
Net cash provided by investing activities — discontinued operations	12,137	—
Cash and cash equivalents, beginning of period	35,940	23,445

Cash and cash equivalents, end of period	$44,944	$47,080

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)
1. Basis of Presentation
The consolidated financial statements include the accounts of Hypercom Corporation and its wholly-owned subsidiaries (“Hypercom” or the “Company”). The Company owns 100% of the outstanding stock of all of its subsidiaries with the exception of one subsidiary in Thailand. For this subsidiary, the Company owns a controlling interest and certain nominee shareholders own the remaining shares. The Company is in the process of acquiring the remaining shares from the nominee shareholders. All of the Company’s subsidiaries are included in the consolidated financial statements and all significant intercompany accounts and transactions have been eliminated in consolidation.
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
As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were recorded in 2005 of which $18.2 million was recorded during the nine month period ended September 30, 2005. The following table sets forth the restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred through September 30, 2006 and the ending accrued liability balance at September 30, 2006 (dollars in thousands):

			Costs	Accruals
			Incurred	Reversed
			During the	During the
	Total		Nine Month	Nine Month
	Costs	Costs	Period	Period	Liability
	Expected to	Incurred	Ended	Ended	Balance at
	be	During	September	September	September
	Incurred	2005	30, 2006	30, 2006	30, 2006
Costs of revenues:
Warranty charges and product replacement accruals (a)	$7,374	$3,832	$1,207	$1,408	$927
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—	—	—
One-time termination benefits and related employment costs	469	351	118	—	—

Total costs of revenue charges	19,954	16,294	1,325	1,408	927

Operating expenses:
One-time termination benefits and related employment costs	3,370	2,551	623	196	—
Idled facility lease charge (b)	1,013	195	200	—	618

Total operating expenses	4,383	2,746	823	196	618

Total charges	$24,337	$19,040	$2,148	$1,604	$1,545

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2006. Two customers that agreed to participate in the trade-in program in June 2005 for the replacement of certain electronic payment equipment ultimately opted out of the program. Accordingly, the Company reduced its product warranty liabilities by $1.4 million in June 2006 upon the expiration of the program.

(b)	The idled facility lease charge accrued liability is recorded in current accrued liabilities ($0.2 million) and other long-term liabilities ($0.4 million) based on the timing of the projected lease payments that are scheduled through 2011.
Restructuring charges of $18.2 million recorded during the nine month period ended September 30, 2005 related to the 2005 Business Review include the following:
•	$4.8 million of replacement cost provisions recorded in the second quarter related to certain POS equipment that the Company has elected to provide to certain customers to reduce future warranty costs, increase customer satisfaction, drive future revenue opportunities, and protect the Company’s competitive positioning;

•	$2.0 million ($0.7 million in the first quarter, $1.3 million in the second quarter) of charges related to additional negotiated warranty work and replacement cost provisions for customer owned product as a result of higher than expected repair costs;

•	$9.2 million ($2.1 million in the first quarter and $7.1 million in the second quarter) of write-downs for inventory primarily related to products at or near end-of-life; and

•	$2.2 million of severance and related provisions in the second quarter related to recent termination and severance of certain executives and employees, and the elimination of certain executive benefits.

3. Discontinued Operations
Income from the Company’s discontinued operations for the three and nine month periods ended September 30, 2006 and 2005 includes the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United Kingdom Lease Business:
Net revenues	$—	$3,262	$3,230	$11,221
Costs of revenue	—	2,240	1,195	6,072

Gross profit	—	1,022	2,035	5,149
Selling, general and administrative expenses	(127)	(288)	(1,012)	(1,013)
Foreign currency loss	—	(78)	(343)	(379)
Gain on sale	—	—	1,561	—

	(127)	656	2,241	3,757
Golden Eagle Leasing	—	—	—	399

Income (loss) from discontinued operations	$(127)	$656	$2,241	$4,156

The assets and liabilities of the Company’s discontinued operations consist of the following at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005
United Kingdom Lease Business:
Prepaid expenses and other current assets	$—	$57
Net investment in sales-type leases	—	12,556

Assets of discontinued operations held for sale	$—	$12,613

Liabilities of discontinued operations (a)	$343	$—

(a)	These accrued liability balances consist of severance and professional service fees incurred as part of the United Kingdom Lease Business sale but not yet paid as of September 30, 2006.
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
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three and nine months ended September 30, 2006 and in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) during the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Costs of revenue	$40	$—	$138	$—
Research and development costs	305	—	714	—
Selling, general and administrative expenses	1,465	212	3,837	485

Total share-based compensation	$1,810	$212	$4,689	$485

The adoption of SFAS 123R reduced income before income tax expense and net income for the nine month period ended September 30, 2006 by $2.8 million. As a result, basic and diluted earnings per share were reduced by $0.05 each. As of September 30, 2006, total unrecognized compensation cost related to stock-based options and awards was $7.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.
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
A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value (In
	Options	Exercise Price	Term	Thousands)
Stock options:
Outstanding at December 31, 2005	4,321,744	$6.88
Granted	1,053,500	9.63
Exercised	(1,029,143)	4.34
Terminated or expired	(488,325)	8.88

Outstanding at September 30, 2006	3,857,776	8.03	6.51	$2,562

Expected to vest at September 30, 2006	3,597,579	$8.01	6.31	$2,504

Vested and exercisable at September 30, 2006	2,189,848	$7.80	4.42	$2,190

The aggregate intrinsic value of options exercised during the nine month period ended September 30, 2006 was $3.9 million.
The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$5.04	$4.17	$5.96	$3.71
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	4.57%	4.02%	4.81%	4.00%
Expected life of the option (in years)	5.48	5.59	5.48	5.46
Expected stock price volatility	64.2%	74.2%	66.8%	75.6%
Expected dividend rate	—	—	—	—
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
The following table illustrates the effect on net loss and net loss per common share for the three and nine month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R (amounts in thousands, except per share data and weighted average shares):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$3,501	$(22,795)
Add stock-based employee compensation expense included in reported net income (loss)	212	485
Deduct total stock-based employee compensation expense determined under fair value methods for all awards	(1,012)	(1,868)
Add reversal of stock-based compensation expense for options forfeited prior to vesting	390	2,477

Pro forma net income (loss)	$3,091	$(21,701)

Basic and diluted income (loss) per share:
As reported	$0.07	$(0.43)
Pro forma	$0.06	$(0.41)
Weighted average common shares:
Basic	52,496,333	52,412,285
Dilued	53,632,008	52,412,285
Restricted Stock Awards
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine month period ended September 30, 2006 is as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2005	402,000	$6.38
Granted	92,432	8.40
Vested	(102,000)	6.36
Forfeited	(50,000)	6.42

Balance at September 30, 2006	342,432	6.92

Employee Stock Purchase Plan
Under SFAS 123R, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the nine month period ended September 30, 2006, the Company recorded compensation expense of $53,000 related to the Purchase Plan.
5. Restricted Cash
The Company’s restricted cash balance of $0.2 million at September 30, 2006 consists of foreign irrevocable letters of guarantee required by two customers.

6. Short-term Investments
The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of September 30, 2006 and December 31, 2005, amortized cost of the Company’s short-term investments equaled fair market value. Accordingly, there were no unrealized gains and losses as of September 30, 2006 or December 31, 2005.
Proceeds from the sale of available-for-sale securities for the nine month periods ended September 30, 2006 and 2005 were $234.3 million and $163.5 million, respectively. Gross realized gains and losses from the sale of available-for-sale securities were immaterial for the nine month periods ended September 30, 2006 and 2005.
The Company’s short-term investments consisted of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Municipal debt securities	$6,100	$10,500
U.S. government and agency debt securities	—	23,439
Corporate debt securities	42,410	10,012
Preferred equity securities	4,500	14,000

	$53,010	$57,951

7. Inventories
Inventories consist of the following at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Purchased parts	$27,782	$24,118
Work in progress	4,014	3,609
Finished goods	17,820	11,687

	$49,616	$39,414

8. Product Warranty
The following table reconciles the changes to the product warranty liability for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,183	$7,774	$5,534	$1,434
Warranty charges from normal operations	615	430	1,319	1,199
Warranty charges (reversals) related to the 2005 Business Review	(24)	—	(1,408)	6,782
Utilization of warranty liability	(307)	(703)	(1,978)	(1,914)

Balance at end of period	$3,467	$7,501	$3,467	$7,501

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
Deferred revenue associated with extended warranty programs was $1.2 million and $1.1 million at September 30, 2006 and December 31, 2005, respectively.
9. Long-term Debt
In April 2006, the Company fully repaid the outstanding balance of $8.2 million under its Floating Rate Option Note payable to Bank One, Arizona.
10. Equity Transactions
During the nine month period ended September 30, 2006, the Company purchased 1,346,628 shares of its common stock for $10.7 million. During the nine month period ended September 30, 2005, the Company purchased 1,478,309 shares of its common stock for $8.9 million. The repurchased shares were recorded as treasury stock and result in a reduction of stockholders’ equity. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.
During July 2006, the Company issued 319,858 shares of common stock for $1.7 million upon the exercise of 319,858 Series D Warrants. At September 30, 2006, the Company has no stock warrants outstanding
Additional equity activity during the nine month periods ended September 30, 2006 and 2005 relate to the issuance of common stock under the Company’s share-based compensation plans.
11. Sale of Real Property in Hong Kong
During September 2006, the Company completed the sale of its portion of an office building in Hong Kong (the “HK Building”) for a purchase price of $5.2 million. The Company received deposits totaling $0.5 million on the sale in the second quarter of 2006 and the balance of $4.7 million in September 2006. The Company recorded a gain of $3.0 million on the sale in the third quarter of 2006. This amount has been included as a separate line within operating expenses.
12. Earnings per Share
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would be anti-dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,524,064	52,496,333	53,247,041	52,412,285
Dilutive effect of stock options and warrants	637,481	1,135,675	819,267	—

Shares used in diluted income per share calculation	54,161,545	53,632,008	54,066,308	52,412,285

Options and warrants that could potentially dilute income per share in the future that were not included in the computation of diluted income per share	3,584,985	1,751,824	3,559,917	4,723,829	(a)

(a)	These options and warrants were not included in the computation of diluted income (loss) per share because they were anti-dilutive.
13. Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.5 million and $1.4 million for the three month periods ended September 30, 2006 and 2005, respectively and $1.9 million and $2.8 million for the nine month periods ended September 30, 2006 and 2005, respectively. The Company’s consolidated effective tax rates for the three month periods ended September 30, 2006 and September 30, 2005 were 49.1% and 32.5%, respectively. The Company’s consolidated effective tax rate for the nine month period ended September 30, 2006 was 20.5%. The Company’s effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items.
The Company’s consolidated effective tax rate for the nine month period ended September 30, 2005 is not meaningful due to the loss before income taxes recorded, the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets.
The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of September 30, 2006. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (“SFAS 109”).
14. Commitments and Contingencies
In March and April 2005, shareholders’ derivative actions were filed in the United States District Court, District of Arizona, and in the Superior Court of Maricopa County, Arizona, against the Company, two of its former executive officers, the board of directors and a former director, alleging breach of fiduciary duties, among other matters, arising out of the Company’s February 2005 restatement of its financial statements for the first three quarters of 2004.
On August 31, 2006, the plaintiffs, on behalf of themselves and derivatively on the Company’s behalf, and the defendants, entered into a Stipulation of Settlement (the “Stipulation”) providing, among other things, that subject to the approval of the Court, both shareholder derivative actions would be dismissed with prejudice. The Stipulation provided that the plaintiffs’ attorneys would be paid attorneys’ fees and reimbursement of expenses in the total amount of $170,000. A hearing to approve the terms of the Stipulation is scheduled for November 9, 2006.

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
15. Recent Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS 109 and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to uncertainties in income taxes. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 on January 1, 2007 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21G of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the gradual recovery of our multi-lane revenues following our transition to an indirect sales model for our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters, including the shareholder derivative actions, on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006 are those that depend most heavily on these judgments and estimates. As of September 30, 2006, there have been no material changes to any of the critical accounting policies contained therein.
Share-Based Compensation
As part of our adoption of SFAS 123R as of January 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense, which could be material to our results of operations. For stock options with graded vesting terms, we recognize compensation cost over the requisite service period on the accelerated method prescribed by FIN 28 rather than the straight-line method.
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three and nine months ended September 30, 2006 and in accordance with SFAS 123 during the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Costs of revenue	$40	$—	$138	$—
Research and development costs	305	—	714	—
Selling, general and administrative expenses	1,465	212	3,837	485

Total share-based compensation	$1,810	$212	$4,689	$485

The adoption of SFAS 123R reduced income before income tax expense and net income for the nine month period ended September 30, 2006 by $2.8 million. As a result, basic and diluted earnings per share were reduced by $0.05 each. As of September 30, 2006, total unrecognized compensation cost related to stock-based options and awards was $7.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.
Results of Operations

	Three Months Ended September 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2006	Revenue	2005	Revenue	Change
Net revenue:
Product and other	$46,927	82.8%	$57,156	85.9%	$(10,229)
Services	9,742	17.2%	9,391	14.1%	351

Total net revenue	56,669	100.0%	66,547	100.0%	(9,878)

Costs of revenue:
Product and other	30,411	64.8%	34,881	61.0%	(4,470)
Services	7,336	75.3%	6,187	65.9%	1,149

Total costs of revenue	37,747	66.6%	41,068	61.7%	(3,321)

Gross profit:
Product and other	16,516	35.2%	22,275	39.0%	(5,759)
Services	2,406	24.7%	3,204	34.1%	(798)

Total gross profit	18,922	33.4%	25,479	38.3%	(6,557)

Operating expenses:
Research and development	7,049	12.4%	6,296	9.5%	753
Selling, general and administrative	14,599	25.8%	15,086	22.7%	(487)
Gain on sale of real property in Hong Kong	(2,958)	-5.2%	—	0.0%	(2,958)

Total operating expenses	18,690	33.0%	21,382	32.1%	(2,692)

Income from continuing operations	232	0.4%	4,097	6.2%	(3,865)
Non-operating income	697	1.2%	115	0.2%	582

Income before income taxes and discontinued operations	929	1.6%	4,212	6.3%	(3,283)
Provision for income taxes	(456)	-0.8%	(1,367)	-2.1%	911

Income before discontinued operations	473	0.8%	2,845	4.3%	(2,372)
Income (loss) from discontinued operations	(127)	-0.2%	656	1.0%	(783)

Net income	$346	0.6%	$3,501	5.3%	$(3,155)

Dilued income per share	$0.01		$0.07		$(0.06)

	Nine Months Ended September 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2006	Revenue	2005	Revenue	Change
Net revenue:
Product and other	$154,952	84.3%	$153,663	86.7%	$1,289
Services	28,830	15.7%	23,471	13.3%	5,359

Total net revenue	183,782	100.0%	177,134	100.0%	6,648

Costs of revenue:
Product and other	93,043	60.0%	109,395	71.2%	(16,352)
Services	20,903	72.5%	17,990	76.6%	2,913

Total costs of revenue	113,946	62.0%	127,385	71.9%	(13,439)

Gross profit:
Product and other	61,909	40.0%	44,268	28.8%	17,641
Services	7,927	27.5%	5,481	23.4%	2,446

Total gross profit	69,836	38.0%	49,749	28.1%	20,087

Operating expenses:
Research and development	19,547	10.6%	21,146	11.9%	(1,599)
Selling, general and administrative	45,696	24.9%	52,914	29.9%	(7,218)
Gain on sale of real property in Hong Kong	(2,958)	-1.6%	—	0.0%	(2,958)

Total operating expenses	62,285	33.9%	74,060	41.8%	(11,775)

Income (loss) from continuing operations	7,551	4.1%	(24,311)	-13.7%	31,862
Non-operating income	1,848	1.0%	158	0.1%	1,690

Income (loss) before income taxes and discontinued operations	9,399	5.1%	(24,153)	-13.6%	33,552
Provision for income taxes	(1,928)	-1.0%	(2,798)	-1.6%	870

Income (loss) before discontinued operations	7,471	4.1%	(26,951)	-15.2%	34,422
Income from discontinued operations	2,241	1.2%	4,156	2.3%	(1,915)

Net income (loss)	$9,712	5.3%	$(22,795)	-12.9%	$32,507

Diluted income (loss) per share	$0.18		$(0.43)		$0.61

Net Revenue
Net revenue for the three months ended September 30, 2006 was $56.7 million, a $9.9 million or 14.8% decrease over net revenue for the three months ended September 30, 2005 of $66.5 million. Net revenue for the nine months ended September 30, 2006 was $183.8 million, a $6.6 million or 3.8% increase over net revenue for the nine months ended September 30, 2005 of $177.1 million.
Product and other revenue declined 17.9% for the three months ended September 30, 2006 when compared to the same period in 2005 principally due to a $7.4 million decline in multi-lane product revenue in the U.S. During the third quarter of 2006, we made the decision to transition our multi-lane product sales from a direct sales model to an indirect sales model in order to gain broader distribution and marketing capabilities. Accordingly, much of the time during the third quarter of 2006 was spent certifying, training, transitioning sales accounts, and providing selling support to our indirect selling partners. We have begun to receive sales orders from our indirect selling partners in the 2006 fourth quarter and anticipate a gradual recovery of multi-lane revenues over the next several quarters although ultimate recovery cannot be assured.

For the nine months ended September 30, 2006, product and other revenue growth was less than one percent. The flat growth rate is attributable to lower multi-lane sales in the U.S. offset by growth in most of our other regions. Major growth areas include Latin America, where revenues have increased 40% year-over-year, primarily in Mexico. Our business in South America, primarily Brazil, continues to perform well and has posted a 23% growth rate. Revenues in Europe, Middle East and Africa (“EMEA”) region have increased 14% and Asia Pacific revenues have increased 5%. The growth in International markets is partly due to increased sales of 32-bit product as these newer products gain selling traction. In addition, net product revenue for the second quarter of 2006 benefited from a $0.9 million collection from our contract with the Brazilian Health Ministry which expired in April 2004. Costs associated with this contract were deemed unlikely to be recovered and were written-off in the second quarter of 2004. Excluding the SUS collection, the year-to-date increase in sales for 2006 was less than $0.3 million.
Services revenue grew by 3.7% and 22.8% for the three and nine month periods ended September 30, 2006 when compared to the same periods last year principally due to additional services provided by NetSet, our service business in Brazil, related to an increase in the number of terminals under service contract and an expansion of service offerings through a new contract with one of our larger customers in Brazil.
Costs of Revenue
Our product and other costs of revenue include the cost of raw materials, manufacturing labor, overhead and subcontracted manufacturing costs. As a percent of net revenue, product and other cost of revenue was 64.8% and 61.0% for the three months ended September 30, 2006 and 2005, respectively, and 60.0% and 71.2%, for the nine months ended September 30, 2006 and 2005, respectively. For the third quarter 2006, product and other cost of revenue were adversely impacted by a $0.7 million payroll tax charge associated primarily with former employees in China as well as an overall lower absorption of manufacturing variances due to lower sales volumes and lower average selling prices on certain product lines. For the nine months ended September 30, 2006, product warranty liabilities were reduced by a net $1.2 million primarily as a result of two customers opting out of the warranty program offered as part of the 2005 Business Review, while the nine month period ended September 30, 2005 includes $15.2 million in restructuring and other charges related to the 2005 Business Review (see Note 2 to the Consolidated Financial Statements). Excluding the net $1.2 million reduction of previously recorded product warranty liabilities in 2006 and the $15.2 million of 2005 Business Review Charges, costs of revenue as a percent of adjusted net revenue for product and other was comparable at 61.2% and 61.3%, respectively, for the nine months ended September 30, 2006 and 2005.
Costs of services revenue include salaries, contracted labor costs, materials to repair and service units, overhead and telecommunication expenses. Services cost of revenues as a percent of net revenue were 75.3% and 65.9%, respectively, for the three months ended September 30, 2006 and 2005 and 72.5% and 76.6%, respectively, for the nine months ended September 30, 2006 and 2005. Services cost of revenue for the nine months ended September 30, 2005 includes $0.9 million in charges related to the 2005 Business Review. Excluding the 2005 Business Review charges, services cost of revenue as a percent of net revenue was 72.7% for the nine months ended September 30, 2005. The higher costs of services in the third quarter of 2006 relate to ramp-up and other costs associated with a new service contract in our NetSet service business in Brazil. On a year-to-date basis, costs of services as a percent of revenue are comparable as the ramp-up costs incurred in the third quarter of 2006 were offset by the impact of higher service volumes.
Gross Profit
Product and other gross profit as a percent of net revenue decreased to 35.2% from 39.0% for the three months ended September 30, 2006 and 2005, respectively. The decline in margin as a percent of net revenues is principally related to an overall lower absorption of manufacturing variances due to lower sales volumes and lower average selling prices on certain product lines as well as a $0.7 million payroll tax charge previously discussed. Product and other gross profit as a percentage of revenue can vary significantly depending upon the specific quarterly revenue mix of customers and products; relative revenue contribution by geographic region; and variations in manufacturing costs.

For the nine months ended September 30, 2006 and 2005, gross margin increased to 40.0% from 28.8%, respectively. Excluding the 2005 charges associated with our 2005 Business Review amounting to $15.2 million in the nine months ended September 30, 2005, the subsequent net reduction of $1.2 million in product warranty liabilities during the second quarter of 2006, and the $0.9 million collection from the Brazilian Health Ministry in the second quarter 2006, our product and other gross profit as a percent of net revenue was comparable at 38.8% and 38.7%, respectively, for the nine months ended September 30, 2006 and 2005.
Our services gross profit as a percent of net revenue decreased to 24.7% from 34.1% for the three months ended September 30, 2006 and 2005, respectively. The decline in gross profit as a percent of net revenue is attributable to incremental costs associated with the ramp-up of a new service contract in our NetSet service operation in Brazil.
For the nine months ended September 30, 2006 and 2005, services gross profit as a percent of net revenue increased to 27.5% from 23.4%, respectively. Excluding the 2005 charges associated with our 2005 Business Review amounting to $0.9 million for the nine months ended September 30, 2005, gross profit as a percent of net revenue for services was 27.3%. Fluctuations in our services gross profit are normal and are principally the result of the type of service rendered and the variation in the number of units under service contract and the number of service instances occurring in a period.
Operating Expenses
Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $0.8 million and declined $1.6 million, respectively, when compared to the same three and nine month periods a year ago. Excluding charges associated with the 2005 Business Review amounting to $1.0 million in the nine month period ended September 30, 2005, costs declined by $0.6 million. The increase for the third quarter of 2006 is principally related to $0.7 million in one-time severance and other termination costs and $0.3 million in share-based compensation expense. On a year-to-date basis, excluding the 2005 Business Review charges, the decline in research and development is principally related to the migration of development personnel from the U.S. to lower cost countries coupled with a reduction in personnel during 2005 due to headcount reductions enacted as part of the 2005 Business Review, offset by $0.7 million in share-based compensation expense and $0.7 million in one-time severance and other termination costs.
Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses declined $0.5 million or 3.2% and $7.2 million or 13.6%, respectively, when compared to the same three and nine month periods a year ago. Excluding charges associated with the 2005 Business Review amounting to $3.6 million in the nine month period ended September 30, 2005, SG&A expenses decreased by $3.6 million or 7.3%. The overall decline in SG&A expense is attributable to lower variable expenses associated with our lower revenues, $1.2 million in net favorable adjustments related to the settlement of pending tax litigation under an amnesty program in Brazil and other related matters, cost savings associated with a reduction in headcount and other cost saving initiative enacted as part of the 2005 Business Review, partially offset by higher legal costs. The 2006 third quarter SG&A expenses also include a $0.4 million payroll tax charge associated primarily with former employees in China. In addition, during the three and nine month periods ended September 30, 2006, we incurred $1.3 million and $3.4 million, respectively, in incremental share-based compensation expense in accordance with the provisions of SFAS 123R.
During the third quarter of 2006, we sold our portion of an office building in Hong Kong. The building was sold as management determined that the cost, size and layout of the facility were not appropriate for the functions performed in the facility. The functions were relocated to other leased space. We recorded a $3.0 million gain on the sale.

Income (Loss) from Continuing Operations
We recorded income from continuing operations of $0.2 million and $7.6 million for the three and nine months ended September 30, 2006, respectively, compared to income from continuing operations of $4.1 million and a loss from continuing operations of $24.3 million in the same periods a year ago. The decline in profit for the three month period ended September 30, 2006 is attributable to our lower gross profit associated with lower sales volume which was partially offset by the gain realized from the sale of our Hong Kong building. For the nine month period ended September 30, 2006, the $31.9 million increase in income from continuing operations is primarily due a reduction in expenses associated with the 2005 Business Review coupled with the gain on sale of the Hong Kong building.
Non-Operating Income
Non-operating income consists of net interest income, foreign currency losses, and other income and losses. For the three and nine months ended September 30, 2006, our interest income net of interest expense doubled to $0.8 million and $2.5 million, respectively, compared to $0.4 million and $1.2 million, respectively, in the same periods a year ago. The increase in net interest income is primarily due to higher interest income as a result of our increased cash and short-term investment balances and rising interest rates. Foreign currency losses for the three and nine months ended September 30, 2006 were $0.1 million and $0.6 million, respectively, compared to $0.2 million and $0.9 million, respectively, in the same periods a year ago. The decline is attributable to improved foreign currency management practices that increased the percentage of exposure and number of currencies hedged and net favorable movements of currencies not hedged.
Provision for Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.5 million and $1.4 million, respectively, for the three month periods ended September 30, 2006 and 2005 and $1.9 million and $2.8 million, respectively, for the nine month periods ended September 30, 2006 and 2005.
Our effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three and nine months ended September 30, 2006 was 49.1% and 20.5%, respectively. The effective tax rate for the three months ended September 30, 2006 of 49.1% resulted from taxes payable in certain foreign jurisdictions where we earned pretax income not being offset by the recognition of valuation allowances against the deferred tax assets recorded in jurisdictions we recorded pretax losses. Our consolidated effective tax rate for the three months ended September 30, 2005 was 32.5%. The consolidated effective tax rate for the nine months ended September 30, 2005 is not meaningful due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.
We continue to provide a valuation reserve against substantially all deferred tax asset balances as of September 30, 2006. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
During the three months ended September 30, 2006 and 2005, we recorded income (loss) from discontinued operations of ($0.1) and $0.6 million, respectively, related to our UK leasing operations. The loss from discontinued operations recorded during the three months ended September 30, 2006 is due to severance expense recorded as a result of changes in staffing after the UK leasing operations were sold. During the nine months ended September 30, 2006 and 2005, we recorded income from discontinued operations of $2.2 million and $4.2 million, respectively, primarily related to our UK leasing operations. The nine months ended September 30, 2006 includes a $1.6 million gain on sale of our UK Lease Business. The first quarter of 2005 also includes $0.4 million in income principally related to the release of reserves associated with the expiration of the indemnification period on other previously disposed discontinued operations.

Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first nine months of 2006, our primary sources of cash were cash generated by our operations, cash received from the issuance of employee stock options, cash generated by our discontinued operations including the disposal of our UK Lease Business effective May 31, 2006, and the sale of real property in Hong Kong. We had no borrowings under our revolving line of credit during 2006.
Cash Flows
Cash provided by operating activities includes net income adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the nine months ended September 30, 2006 was $0.1 million. This amount is comprised of cash basis earnings (income from continuing operations adjusted for non-cash charges and benefits) of $15.6 million, an improvement of $15.4 million compared to cash basis earnings of $0.2 million in the first nine months of 2005, partially offset by a net increase in operating assets and liabilities of $15.5 million. The increase in cash basis earnings for the nine months ended September 30, 2006 compared to the same period in 2005 is primarily related to our growth in revenue and our reduction in operating expenses attributable to actions undertaken as part of our 2005 Business Review. The net increase in operating assets and liabilities during the first nine months of 2006 is primarily comprised of an increase in accounts receivable of $6.5 million, an increase in inventories of $10.2 million and a decrease in other long-term liabilities of $3.3 million. These working capital increases were partially offset by an increase in accounts payable of $6.4 million and other changes of $1.9 million. The increase in accounts receivable is primarily due to certain accounts that aged longer than normal and for which payments were received in 2006. Payment terms for most of our customers are generally between 30 and 60 days. We offer longer payment terms to certain customers as part of selling and marketing efforts. The increase in inventories is primarily related to the production of inventories for sales expected in the 2006 third quarter that did not occur until the fourth quarter. The decrease in other long-term liabilities relates primarily to payment of certain tax liabilities in Brazil. The increase in accounts payable at September 30, 2006 occurred as inventory component parts were purchased late in the quarter to meet manufacturing requirements.
Cash provided by investing activities was $4.9 million for the nine months ended September 30, 2006, compared to cash provided by investing activities of $23.1 million for the nine months ended September 30, 2005. Investing cash flows in 2006 consist principally of proceeds of $5.2 million received on the sale of real property in Hong Kong and cash received from the net sale of short-term investments of $5.9 million. These factors were partially offset by capital expenditures of $5.2 million and other investing uses of $1.0 million. Capital expenditures were $1.6 million higher in the first nine months of 2006 compared to 2005, principally due to upgrades of computer hardware and software.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options offset by cash used to repay long-term debt and to purchase treasury stock. During the nine months ended September 30, 2006, cash used in financing activities was $12.7 million, an increase of $8.3 million compared to the same period in 2005. During the second quarter of 2006, we used $8.2 million to repay the mortgage on our Phoenix facility. During the first nine months of 2006, treasury stock purchases were $10.7 million, a $1.8 million increase versus the comparable period in 2005. In addition, we received $6.4 million from the exercise of stock warrants and employee stock options during the nine months ended September 30, 2006, a $1.5 million increase compared to 2005.
Operating cash flows from discontinued operations of $4.2 million consist of net cash earnings from our UK Lease Business of $2.6 million and the gain on sale recognized of $1.6 million. Investing cash flows from discontinued operations of $12.1 million consist of the proceeds received on the sale of the UK Lease Business.

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
Liquidity and Capital Resources
At September 30, 2006, cash and cash equivalents and short-term investments were $45.1 million and $53.0 million, respectively, compared to $35.9 million and $58.0 million at December 31, 2005, respectively. Working capital increased $8.3 million from $143.0 million at December 31, 2005 to $151.3 million at September 30, 2006.
Contractual Obligations
Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, except for our long-term debt, which consisted primarily of an outstanding balance of $8.2 million on our Floating Rate Option Note at December 31, 2005, which was fully repaid in April 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
At September 30, 2006, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of short-term fixed income securities, was $53.0 million as of September 30, 2006. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2006, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Australian dollar, Brazilian real, British pound, Swedish krona and other European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At September 30, 2006, we had a foreign currency forward contracts payable outstanding in the amount of $0.1 million, denominated principally in British pounds, Australian dollars, Thai baht, Mexican peso and Brazilian reals. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.
We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage.

At September 30, 2006, we have less than $0.1 million in debt obligations. There were no borrowings under our line of credit facility at September, 2006. In April 2006, we fully repaid the $8.2 million outstanding balance at March 31, 2006 under our note payable collateralized by our Phoenix, Arizona land and buildings. We believe our interest rate risk is limited with respect to existing debt.
During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, foreign currency fluctuations and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in Securities and Exchange Commission rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Shareholder Derivative Actions.
In March and April 2005, shareholders’ derivative actions were filed in the United States District Court, District of Arizona, and in the Superior Court of Maricopa County, Arizona, against us, two of our former executive officers, the board of directors and a former director, alleging breach of fiduciary duties, among other matters, arising out of our February 2005 restatement of our financial statements for the first three quarters of 2004.
On August 31, 2006, the plaintiffs, on behalf of themselves and derivatively on Hypercom’s behalf, and the defendants, entered into a Stipulation of Settlement (the “Stipulation”) providing, among other things, that subject to the approval of the Court, both shareholder derivative actions would be dismissed with prejudice. The Stipulation provided that the plaintiffs’ attorneys would be paid attorneys’ fees and reimbursement of expenses in the total amount of $170,000. A hearing to approve the terms of the Stipulation is scheduled for November 9, 2006.
Verve, L.L.C. vs. Hypercom Corporation
Verve L.L.C. (“Verve”) brought this action in February 2004 in the United States District Court, Western District of Texas, accusing us of infringement of a patent originally issued to Omron Corporation (“Omron”) and purportedly assigned to Verve. The case was subsequently transferred to the United States District Court for the District of Arizona where we filed counterclaims for abuse of process and malicious prosecution against Verve, its principals, and its attorneys. In December 2005, the Federal Court dismissed Verve’s patent infringement claim against us, and in May 2005 the Court entered judgment against Verve and in our favor on the infringement claim. In June 2006, Verve filed a notice of appeal with the Federal Court of Appeals from the judgment entered against Verve. A trial on our claims of malicious prosecution and abuse of process in October 2006 resulted in a jury verdict awarding us a total of $700,000 in damages, consisting of a recovery of our legal fees and expenses of $223,500 in the Michigan, Texas and California patent infringement actions that Verve previously had brought against us, and punitive damages of $476,500, jointly and severally, against Verve, the two principals of Verve, Raymond Galasso and Kevin Imes, and Verve’s attorneys, Simon Galasso and Frantz P.L.C.
Hypercom Corporation vs. Omron Corporation
We filed this declaratory judgment action in February 2004 in the U.S. District Court, District of Arizona, against Verve and subsequently added Omron as a defendant. We voluntarily dismissed our claims against Verve in this case in favor of asserting them as counterclaims in the case discussed above. As a result, this case is now pending solely against Omron. In December 2005, we amended our complaint to assert additional claims against Omron for abuse of process and malicious prosecution. Discovery in this case is closed. In July 2006, Omron filed a motion for summary judgment. This case is expected to be set for trial after the Court rules on the pending motion for summary judgment.
Item 1A. Risk Factors
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ending December 31, 2005, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value) of
			as Part of	Shares that May
	(a) Total Number of	(b) Average Price	Publicly or	Yet Be Purchased
	Shares (or	Paid per Share	Announced Plans	Under the Plans
Period	Units) Purchased	(or Unit)	Programs	or Programs
Month #1 (July 1, 2006 to July 31, 2006)	—	—	—	—
Month #2 (August 1, 2006 to August 31, 2006)	503,578	$8.58	503,578	$15,566,204
Month #3 (September 1, 2006 to September 30, 2006)	757,950	$7.51	757,950	$9,870,925
Total	1,261,528	$7.94	1,261,528	$9,870,925
In August 2003, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock (the“2003 Program”) and on November 3, 2005, our Board of Directors announced a second stock repurchase program authorizing the repurchase of up to $20.0 million of our common stock (the “2005 Program”). As of March 31, 2006, we had repurchased 1,656,662 shares of common stock at an average price of $6.04 per share which completed all authorized repurchases under the 2003 Program. As of September 30, 2006, we had repurchased 1,275,497 shares of common stock at an average price of $7.94 per share under the 2005 Program, including the repurchase of up to $10.0 million of our common stock pursuant to the 10b5-1 plan authorized by our Board of Directors on August 8, 2006.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 9, 2006	By:	/s/ William Keiper

William Keiper
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: November 9, 2006	By:	/s/ Thomas Liguori

Thomas Liguori
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)