Form 10-K
period 2006-12-31
HYPERCOM CORP
filed 2007-03-16
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $445,433,776 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 6, 2007

Common Stock, $.001 par value per share	56,224,046 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual	Part III (Items 10, 11, 12, 13 and 14)
Meeting of Stockholders to be held
May 17, 2007 (Proxy Statement)

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

“Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully expand our business; our ability to obtain expected results and benefits from acquisitions; our ability to effectively hedge our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

General

Hypercom Corporation is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic payment products and software as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.

We believe our strength lies in our people, technology and a commitment to delivering excellent value to our customers. Our products enable our customers to provide a wide range of payment solutions including credit cards, signature and personal identification number (“PIN”) based debit cards, contactless identification and radio frequency identification (“RFID”), stored-value cards, and signature capture and electronic benefits transfer. We will continue to enhance our product and service portfolio, and make long-term investments in technology for the evolving needs of our customers. We are positioned to meet the increased demands of the global marketplace and capitalize on key geographic and vertical segment opportunities in order to achieve our goal of increasing our market share and profitability.

Business History

We design, manufacture and sell a variety of electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, we provide directly, or through qualified contractors, support and related services which include maintenance, 24/7 management and monitoring of customer networks, online reports, on-site technology assessments, network training, and design and implementation.

Founded in 1978, in Australia, our operations were primarily focused on Asia/Pacific markets until 1987, when we expanded our operations into the United States, and later into South America, Europe, the Middle East and Central America. We reincorporated in 1996 under the laws of Delaware and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the Australian corporation and its subsidiaries. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange under the symbol “HYC.”

With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional sales headquarters are located in Australia, Brazil, China, Mexico and the United Kingdom.

Electronic Payment Industry

Over the past several decades, consumers worldwide have increasingly utilized card-based payment methods, such as credit, debit, and gift cards, to replace checks and cash. Card-based payments require the use of a point of sale (“POS”) terminal capable of reading a cardholder’s account information from the card’s magnetic stripe or chip and combining this information with the amount of the sale. The terminal electronically captures and securely transmits this transaction information over a communications network to an authorized computer data center and then displays the returned approval or denial response.

The structure of the electronic payments industry is best described by examining the entities involved and their relationship to one another. Card associations, like Visa and MasterCard, license their “brand” to card issuers, such as banks, and also define the standards that POS terminals must meet to be certified for use in their respective networks. Transaction acquirers and their agents sign up merchants, install POS terminal equipment, capture the transaction data, and route it through the credit or debit card network to obtain transaction approval. Payment processors charge an interchange fee to authorize the customers’ transactions, providing a tally of these transactions to merchants and transfer funds to merchants to cover card purchases. Card issuers provide consumers with the payment card and settle their accounts. Equipment manufacturers make the terminal hardware and software and, in our case, also network equipment upon which high-performance and secure payment processing networks rely. Transaction services providers facilitate the delivery of the transaction data between merchants and payment processors. This structure may vary in each geographic region or country where multiple functions may be performed by a single entity such as a bank.

Card associations, bank card issuers, transaction acquirers and payment processors are differentiating their offerings, in part, by offering value-added applications and incorporating innovative acceptance technologies including contactless, biometrics and flexible connectivity options like wired and wireless internet protocol technologies. As a result, electronic payment systems that can run multiple value-added applications and incorporate emerging technologies are becoming increasingly important in today’s market.

Payment systems require an exceptionally high level of reliability and security, as even an apparently small system failure or a security breach can have significant consequences. The electronic payment industry operates in a secure environment of dedicated systems, applications, specialized hardware products and access networks. The industry will continue to evolve as the demands of the market and the rules that govern its standards and security change rapidly.

Market Concentration and Barriers to Entry

The POS terminal market is highly concentrated with the top three POS terminal manufacturers accounting for the majority of terminals shipped. The remaining portion of the market is spread among approximately 30 manufacturers who compete on either a regional or local country basis, within specific market segments or with a limited range of products and services. See “Competition” below in this Item 1.

We believe the following market constraints are barriers to entry and may restrict future growth for manufacturers in our industry:

•	Price. Pricing is a significant consideration in our customers’ purchase decisions. Consequently, terminal manufacturers have been increasingly challenged to deliver products and services that target critical specifications at competitive price points.

•	Scale. The design, manufacture and distribution of POS terminals on a global basis requires a significant investment in development, manufacturing and distribution resources. As a result, smaller or regional manufacturers may have limited ability to compete with larger manufacturers who can spread costs on a broader basis at higher volumes.

•	Certification Standards and Costs. All payment solutions must be certified with card associations, financial institutions and payment processors. Certification standards are constantly changing and the certification process can be a lengthy and expensive undertaking. Many terminal manufacturers in the industry lack the relationships, knowledge and experience necessary to obtain these certifications quickly and cost-effectively, thereby limiting or delaying their time to market and overall competitiveness.

•	Commitment to Future Technologies. New standards, regulations and certifications in the electronic payment industry require terminal manufacturers to continually develop new technologies that enhance the performance and profitability of both customers and end-users. This commitment requires significant annual investment in research and development.

•	Global Presence. Large customers may prefer terminal manufacturers that have a worldwide presence with the ability to provide services and support in many geographic regions. Smaller or regional manufacturers may be competitive in their niche, but they may not be able to provide cost-effective equipment, services and timely support on a global scale.

Market Growth Drivers

The following are a number of factors that have contributed to recent growth in our industry and we believe will continue to do so in the near future:

•	Security and Interoperability Standards. New industry security and interoperability standards are driving recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors as well as comply with government and telecommunication company regulations. The major card associations have introduced new security standards to address the continually growing need for transaction security. The two major security initiatives in the industry are EMV and PCI. EMV is a set of global specifications for cards, terminals, and applications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. The move to comply with EMV specifications should significantly promote terminal replacement, particularly in regions such as Europe, Asia/Pacific, and Central and South America where EMV implementation conversion dates have been established. Visa International and MasterCard International recently cooperated on the development and release of the Payment Card Industry (“PCI”) specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous standards separately issued by Visa and MasterCard and will drive additional terminal replacement. In the U.S., payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications can be costly and time intensive and is required by U.S. payment processors. Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden and Switzerland have particularly stringent and specific security standards. Electronic payment systems also must comply with recommendations of quasi-regulatory authorities and standard-setting committees, which address, among other things, fraud prevention, processing protocols and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. These complex and evolving requirements will provide an opportunity for continuous replacement of outdated equipment with newly certified electronic payment systems.

•	Broadband & Internet Protocol. Internet Protocol (“IP”) connectivity provides faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees to allow more merchants to utilize IP networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, many of which have previously been primarily cash-only industries such as quick service restaurants (“QSRs”).

•	Contactless. Contactless technology creates a convenient way to pay for goods and services. It is an emerging technology and rapidly gaining acceptance. It can deliver extremely fast transaction times, reduce waiting times and eliminate the need for paper signatures and receipts. It is especially suitable for access control and use in employee cafeterias, QSRs, gas stations and public transit systems.

•	Wireless. Wireless electronic payment solutions are being developed to increase transaction efficiency and mobility. Wireless terminals can provide consumers with additional security by allowing them to maintain control of their payment card at all times. Additionally, the cost per transaction using wireless terminals may be lower than that of wired terminals in regions burdened with high telecommunications costs such as Europe and Asia/Pacific. It also enables terminal deployment in those regions lacking an established landline telecommunications infrastructure. We provide IP, Code-Division Multiple Access (“CDMA”), General Packet Radio Service (“GPRS”), Bluetooth and wi-fi connectivity across our range of wireless products.

•	Debit. Debit is the dominant payment instrument in most international markets and is rapidly growing in the U.S. Debit cards allow banks to reach a wider population of potential cardholders, thereby increasing the number of transactions. The cost of a debit transaction is generally lower than that of a credit transaction and combined with PIN-based security or biometric technology, provides a solution to reduce high rates of fraud. As a consequence, electronic payment is now an affordable and convenient option in markets lacking a significant consumer credit base as well as for small ticket or lower margin merchants.

•	Emerging Regions and Market Segments. In the U.S. and Europe, consumer segments such as QSRs and unattended/self service have started using IP POS terminal devices. These lesser penetrated vertical markets represent a significant opportunity for us, as do geographies such as Brazil, China, Eastern Europe, India, Mexico and Russia, who are experiencing rapid growth in the usage of card-based payments. In China, Visa and MasterCard purchase volume increased 68% from 2003 to 2004, where only 3% of merchants currently have POS terminals, according to a MasterCard International survey. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving telecommunications infrastructure development, strong support from governments seeking to increase sales tax collection, and the dramatic increase of wireless networks for voice and data communications.

•	Multiple Applications. In addition to payment, terminals have the capability to perform concurrent applications like loyalty, stored value, on-screen advertising, electronic signature capture, age identification, benefits authorization and transfer. The secure integration of these applications along with payment processing provides a comprehensive solution that allows merchants a means of competitive differentiation, revenue enhancement and cost reduction.

•	Non-Traditional Applications. The government sector, particularly in the U.S., is a significant opportunity for terminal manufacturers. Initiatives such as identity verification, check imaging/conversion, electronic benefit transfer programs, and the U.S. military’s payment programs are all potential drivers of terminal deployment. Additionally, electronic transaction terminals and transaction services technology can be utilized in the healthcare sector to provide fast and secure transmission of health benefits eligibility, authorization and payment.

Competition

The electronic payments industry is intensely competitive and subject to an increasing rate of rapid technological change, evolving customer requirements and changing business models. Despite the previously discussed barriers to entry, the rapid pace of technological change creates new opportunities for existing competitors and start-ups and may render existing technologies less valuable. Customer requirements and preferences continually change as new technologies emerge or become less expensive, and as concerns such as security and privacy rise to new levels.

We face competition from well-established companies and entities with differing approaches to the market. Our principle direct global competitors are Ingenico, a French company, and VeriFone Holdings, Inc., a U.S. company, both of which are publicly-held companies. Other competitors include MICROS Systems, Inc., NCR Corporation, Radiant Systems, Inc., SAGEM Monetal, Gemalto N.V. and Symbol Technologies, Inc. which was recently acquired by Motorola, Inc. In any particular market, we may also find ourselves in competition with local or regional manufacturers.

In our multi-lane segment (department stores, grocery stores, QSRs and discount merchants), in addition to the aforementioned global competitors, there are other vendors with whom we compete such as Hand Held Products, Inc.

Competitive Strategy

Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships into an end-to-end comprehensive portfolio of products and services that drives merchant revenues and reduces their total cost of product ownership. Key elements of our competitive strategy include:

•	Further Penetrate Existing Market Segments. We plan to continue promoting and marketing the functionality of our product portfolio to address the specific needs of key vertical markets. We intend to continue to focus on these attractive electronic transaction markets, as well as increase our penetration of markets such as automatic teller machines (“ATMs”), Electronic Benefit Transfer (“EBT”), Medical EBT and unattended and integrated kiosks. In planning to maintain our leadership in the independent retail segment, we have further segmented our products to target both the high-end and low-end segments, through acceptance of magnetic and smart cards, support of credit, debit, check, EBT and a full range of prepaid products, including gift cards and loyalty programs, among others. Our products are easily integrated with a full range of optional internal or external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless and RFID readers, and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and other electronic payment systems.

•	Capitalize on Demand for Wireless Transactions. We plan to accommodate the growing demand for reliable, secure, convenient and cost-efficient wireless devices. Potential users of this technology include mobile merchants such as taxi and delivery drivers, in-flight airline service providers, stadium event operators, off-site services and pay-at-table restaurants. These merchants are looking for a POS terminal that utilizes the convenience of wireless communication technologies and the security of being able to receive real-time authorizations with the reliability of a wired terminal. Simultaneously, we are aggressively transitioning into the consumer transaction market by providing processing alternatives like stored value and prepaid replenishment services for the transportation sector and electronic wallet technology as an alternative to cash payments.

•	Capitalize on Terminalization Requirements of Emerging Geographic Regions. We plan to continue seeking opportunities to expand global market share by leveraging our product portfolio and distribution channels in emerging, high-growth regions in Europe, Asia/Pacific and Latin America. In addition to expanding into new geographic markets, we will benefit from a replacement cycle that is ongoing in various geographic regions for a variety of reasons, including valued-added technologies (signature capture, contactless, multi-application); new security standards (EMV and PCI); and newer communications technologies (wireless and IP connectivity).

•	Focus on Market-Driven Product Development. We plan to continue concentrating our research and development resources on new products and services that address the current and near future requirements of our customers and end-users. We plan to focus our development efforts in the following areas: enhanced security at both the terminal and transaction level; advanced communications technologies such as IP-enabled and wireless terminals; multiple-application; contactless technologies; and products for new vertical markets such as unattended/integrated kiosks and ATMs. We will continue to work with our customers to ensure our products meet their needs and technical requirements and are brought to market in a timely and cost-effective manner.

•	Improve Total Cost Structure. We plan to continue reducing our cost of manufacturing, research and development, selling, services delivery, general, and administrative functions to enhance our profitability and competitiveness. We intend to further reduce our product costs through design and process improvements, reductions in component costs, and more efficient inventory management and distribution. We will continue to maintain a market-centric approach to our research and product development activities, thus ensuring that our efforts are directed at commercially feasible opportunities. As our current infrastructure is suitable to our current and foreseeable business requirements, our incremental investment requirements should be nominal and our existing cost structure is expected to be significantly leverageable at higher volumes of revenue. We continue to evaluate our sales channel infrastructure and will pursue alternate channels where it makes economic sense to do so. We also intend to continue to refine our foreign exchange hedging program and global tax strategy to minimize those costs and risks associated with international operations.

•	Continue to Pursue Recurring Revenue Opportunities. We plan to further identify and pursue opportunities that are complementary to our existing products to provide recurring revenue including expanding our services business in Australia, Brazil and Mexico that provides deployment, help-desk, repair and other post-sale services. We will continue to pursue similar opportunities that will help us enhance our primary business of terminal manufacturing to a more diversified business model that includes both one-time and recurring revenue streams.

•	Consider Strategic Acquisitions. We may augment our growth by acquiring complementary businesses, new products to enhance our core competencies, or new technologies to complement our research and development activities. Any acquisition would be intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, expand recurring revenue opportunities or increase our penetration of selected channels and vertical markets.

Product Lines and Services

Our products and services include electronic transaction terminals, peripheral devices, application software, transaction networking devices, transaction management systems, information delivery services, and various support services.

Terminals and Peripherals

Our existing range of product offerings includes:

•	Optimum — includes the L4100, L4200 and L4250, compact, high-performance signature capture and PIN entry card payment terminals specifically designed for multilane retailers; the T4100, a powerful 32-bit desktop terminal for true multi-application; the T2100, a handover desktop terminal specifically designed to quickly perform EMV transactions; the M2100 and M4100, mobile terminals that leverage the latest in wireless communication technologies; and the P2100, an EMV-compliant PIN pad for integrated retail environments. The L4100, L4200, L4250 and T4100 are RFID-ready terminals.

•	T7Plus — includes a combination of features and functions for merchants who need a reliable, low-cost POS terminal.

•	Peripherals — includes printers, PIN pads, check readers, receipt capture devices, biometric, RFID verification devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the S9, S9S and S9C, secure PIN pads built for indoor use, and the S1200 and S1300, the outdoor components to our QSR drive-thru solution.

Transaction Networking Devices, Transaction Management Systems and Application Software

Products that interface with our POS terminal technology include our industry exclusive, unparalleled network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the MegaNAC® 180 and 240, ATMConnecttm and the IN-tact® family of Ethernet/Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our HypercomView® management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management.

Services

We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs. Our service business is organized around three important market segments including asset management services, trusted transaction services and payment solutions.

Asset Management Services — Our service organizations are focused on protecting our customer’s investment in payment systems and principally provide deployment, help desk, repairs, on-site support, logistics and inventory management services, as well as, payment systems supplies provisioning. Additionally, these entities manage special projects such as software uploads or terminal enhancement programs requested by our customers. Terms of our service arrangements are set forth in separate service contracts ranging from one to three years, although termination is allowed with appropriate advance notification. Revenues under these contracts are recognized as we perform the service.

•	NetSet Brazil, NetSet Chile and Hypercom de Mexico — NetSet Brazil, NetSet Chile and Hypercom de Mexico are highly capable service organizations that provide services to major banks, card associations and other customers in our industry. NetSet Brazil is our largest service organization, covering all of Brazil with multiple service centers and service resources located throughout the country. We continually seek to expand our service market share by increasing the deployed population of our terminals and product offerings in Brazil, as well as servicing terminals manufactured by our competitors. Hypercom de Mexico and NetSet Chile operate under a similar business model as NetSet Brazil and cover substantially all of their respective countries.

•	ACG Group — On February 8, 2007, we acquired the existing business and assets of ACG Group Pty Ltd and its associated entities in Australia to provide asset management services to merchant locations throughout Australia. We expect to leverage this investment and apply this service capability to opportunities throughout the Asia/Pacific region.

•	Pan-region Repair Services — Utilizing a new facility established in Sonora, Mexico, operating as NetSet Americas Servicio Centro, we provide quality repair services for in-warranty and out-of-warranty equipment repairs to North American customers. During the first half of 2007, we are transitioning our existing U.S. based repair operations to this new facility.

•	Authorized Repair Facilities — In addition to our direct repair service offering, we selectively authorize capable third-party repair facilities to service and repair Hypercom equipment through our Authorized Repair Facility program. This program seeks to offer increased choices for repair service with our assurance of repair service quality and cycle time for our customers.

•	Enhanced Warranty Solutions — Our agreement with The Warranty Group allows customers to purchase enhanced warranty plans for select Hypercom POS terminals and other devices. The plans will extend the term protection of our standard warranty for a total coverage of up to five years.

Trusted Transaction Services — Our Trusted Transaction Services provide value-added data communication and other value added services for transaction-based applications. These capabilities include such functionality as protocol conversion, intelligent transaction routing and web-based, transaction-level reporting. As technologies such as IP and wireless begin to take hold at the point of sale, this market will see a growing shift toward more sophisticated applications. Trusted Transaction Services will provide a support infrastructure for our multi-application operating systems to quickly and cost-effectively deliver transactions to diverse processing entities. Early adopters include organizations involved in biometrics, health care, prepaid, micropayments, gift and loyalty. Market penetration of these complex applications is expected to dramatically increase in coming years as the consumer interaction can be transacted in several seconds with broadband connectivity, as compared to several minutes over dial-up connection. We believe Trusted Transaction Services will continue to support our growth beyond the payments industry into information delivery segments.

Payment Solutions — We intend to expand our transaction software portfolio with PC-based payment solutions, including support for PC-based retail POS systems, as well as establish the capability to serve the hosted payment business. Our strategy is to increase our stream of recurring revenue by charging for enterprise payment services.

•	TPI Software, LLC — On December 14, 2006, we acquired the existing technology and assets of TPI Software, LLC, a US-based software and enterprise payment solutions business, that expands our transaction software portfolio with PC-based payment solutions, including support for PC-based retail POS systems. The acquisition of TPI Software, LLC is expected to broaden the Company’s customer base and enables the generation of new revenue streams by addressing the technology requirements of, and rising market interest in, a converged payment infrastructure that places electronic payment functionality on PC-based cash registers.

Product Marketing

Our marketing organization has been significantly strengthened by the introduction of a global product marketing group with product managers assigned to manage the life cycle of all new and legacy products. Our marketing communications strategy, which coordinates key market messaging across regions, is directed from our Phoenix, Arizona headquarters; however, each region develops programs to meet the requirements of local markets. Components of our marketing program include product marketing, trade shows, news releases, editorial interviews, industry analyst briefings, speaking platforms and engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters.

Sales and Distribution

Our major sales and marketing regions include North America, Central and South America, Europe, Middle East and Africa (“EMEA”), and Asia/Pacific. In 2006, approximately 67.4% of our consolidated revenue came from international sources. Our global customers include:

•	Payment processors;

•	Distributors/resellers;

•	Large retail chains and QSRs;

•	Financial institutions;

•	ISOs; and

•	Government entities.

Sales to specific customers in our industry can account for a significant portion of our revenue. For example, First Data Corporation (which includes TASQ Technology) accounted for approximately 10.8% of our 2006 revenue. This same customer accounted for approximately 12.1% of our revenue in 2005. In 2006, our top five customers accounted for 25.9% of our revenue compared to 31.6% in 2005.

We distribute and sell our products internationally primarily through financial institutions and distributors. Domestically, we primarily distribute and sell our products through financial institutions, payment processors, retail chains, ISOs, distributors and resellers.

Some of our key sales attributes are:

•	Global Presence. We are one of the largest worldwide providers of electronic payment system solutions for use at the point of sale. We have developed a global network of sales, support and development centers. We believe that our experience and global presence enable us to manufacture, market, distribute and service our products more effectively, and in more markets than most of our competitors.

•	Comprehensive Product Portfolio. We offer a full range of products and services that address the spectrum of market requirements. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the recently released, high-performance 32-bit Optimum family. Our terminals are further complemented by a wide variety of peripherals that enhance their capabilities. Our services include deployment, help-desk, repair and maintenance. We have major service centers in Brazil, Mexico, Chile, Australia and the United Kingdom.

•	Low Total Cost of Ownership. The total cost of ownership includes the following costs: deployment, implementation, application certification, repair and maintenance and product obsolescence. We continue to support and focus on providing our customers with a clear migration strategy for new technologies, versus a buy today, replace tomorrow strategy.

•	Technology Adoption. Our technological advances have continued to support industry adoption of value-added features, such as electronic receipt capture, smart cards, electronic signature capture, positive identification and multi-application. We offer network products to host such multi-application offerings. Other technology innovations include IP and wireless connectivity, as well as RFID and contactless acceptance. Our engineering has consistently focused on quality and performance, including speed of the transaction, number of and type of completed transactions, the speed of application download and the user interface. Our modular design allows our customers to only select the features that meet their specific needs, thereby minimizing their costs and increasing their flexibility. We have reorganized our development team to more rapidly develop, prototype, and release new products to meet customer needs.

•	Terminal Management and Networking Expertise. We are a leader in the fields of terminal management and networking with a significant number of installations of our POS network controllers worldwide, managing not only our terminals, but those of our competitors as well.

•	Security Expertise. We are the industry leader in secure, state-of-the-art, network payment transactions providing full EMV and PCI certification, regulatory certifications, association certifications, contactless authentication, signature capture, ID and biometric authentication and enterprise security management, ensuring both physical and logical high performance interfaces are secure and certified for use globally, by both public telephony and mission critical computing processors.

Research and Development

Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products, as well as enhancements and aggressive cost reduction measures for existing technologies and applications. We design and develop all of our own products and incorporate, where appropriate, state of the art technologies from leading third party vendors. Development projects are evaluated and coordinated by global product marketing and follow a management review process that includes input from our sales, marketing, manufacturing and engineering teams. Our product development process generally involves the following:

•	Identification of the applicable market and development parameters;

•	Rapid development of engineering specifications, including target costs;

•	State of the art design and engineering;

•	Accelerated testing;

•	Quality assurance; and

•	Pilot production.

Through this process, we are able to assess the requirements of individual customers and markets, and develop products and platforms that address those needs globally. Bringing quality products to market in a timely manner is the primary objective of all our product development initiatives.

Our research and development activities are coordinated through our Phoenix, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes and translating text. Each of our regional geographic sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. International development groups are located in Australia, Brazil, China, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Singapore, Sweden and the United Kingdom.

Our research and development expenses were $27.7 million for the year ended December 31, 2006, and $27.6 million and $27.2 million for the years ending December 31, 2005 and 2004, respectively.

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

We comply with the following standards and requirements:

•	Security Standards. Security standards in our industry are promulgated largely by government, regional bank associations and card associations. These standards ensure the integrity of the payment process and protect the privacy of consumers using electronic transaction systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. We have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures in order to remain compliant with the growing variety of international requirements. This architecture is particularly successful in countries that have stringent and specific security requirements.

•	EMV and PCI Standards. EMV standards define a set of requirements to ensure interoperability between chip cards and terminals on a global basis, regardless of the manufacturer, the financial institution, or where the card is used or issued. Specific certifications are required for all electronic payment systems and their application software. PCI is a set of specification and test methods for the certification of electronic payment systems for secure debit transactions. We obtain EMV/PCI certifications where required.

•	Payment Processor/Financial Institution Requirements. In the U.S., we are required to certify our products with payment processors. We actively perform the essential Class B and Class A product certifications with all the major payment processors in the U.S. and international markets. The Class B certification process pertains to successful testing of the integrity of the host (interface) message formats with the payment processor’s requirements and specifications. Once the Class B certification process is completed, the payment processor may elect to take the software application and the hardware for additional in-house

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

•	WEEE and RoHS Directives. In the European Union, we are subject to the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Restriction on Hazardous Substances (“RoHS”) Directive. The WEEE Directive requires producers of electrical and electronic equipment to label all covered products and also establish collection, treatment, and recovery systems for their electric and electronic waste. The RoHS Directive restricts the use of certain material in physical devices that include our solutions and/or require active steps to promote the recycling of materials.

•	Telecommunications Regulatory Authority and Carrier Requirements. Our products must comply with government regulations, including those imposed by the Federal Communications Commission (“FCC”) and similar telecommunications authorities worldwide regarding emissions, hazardous materials, radiation, safety and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our products have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S., and similar requirements in other countries. Wireless network carriers have standards with which systems connected to their networks must comply. In addition to national requirements for telecommunications systems, many wireless network carriers have their own certification process for devices to be used on their networks.

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

Employees

As of March 8, 2007, we employed approximately 1,358 people on a full-time basis, 344 of which are located in the U.S., with the remaining 1,014 located internationally, as set forth in the following table:

	U.S.	International	Total

Sales, Marketing and Operations	76	54	130
Development	104	138	242
Service Operations	12	292	304
Manufacturing	83	181	264
Finance and Administration	69	349	418

Total Employees	344	1,014	1,358

We believe that we have an excellent relationship with our employees. Competition for employees is intense in the electronic payments industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. Certain of our employees at our facilities in Brazil and Sweden are subject to collective bargaining agreements.

Available Information

Our principal executive offices are located at 2851 West Kathleen Road, Phoenix, Arizona, 85053, and our telephone number is (602) 504-5000. Our website is located at www.hypercom.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file or furnish to the SEC.

Item 1A.	Risk Factors

The risks set forth below may adversely affect our business, financial condition and operating results and cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K or elsewhere in our SEC filings. In addition to the risks set forth below, and the factors affecting specific business operations identified elsewhere in this Annual Report on 10-K, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us, that later may prove to be material.

Risks Related To Our Business

We have incurred significant losses in the past and our results of operations have and may continue to vary from quarter to quarter, impacted in particular by business reviews performed by management. If our financial performance is not in line with investor expectations, the price of our common stock will suffer and our access to future capital may be impaired.

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

Quarterly revenue and operating results can vary, depending on a number of factors, including:

•	variations in product mix, timing and size of fulfilled orders as a result of customer deferral of purchases and/or delays in the delivery of our products and services;

•	accomplishment of certain performance parameters embedded in our service level agreements;

•	market demand for new product offerings;

•	delays in the delivery of our products and services;

•	the type, timing and size of orders and shipments;

•	product returns and warranty claims;

•	variations in product mix and cost during any period;

•	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	incremental costs incurred as a result of product quality and/or performance issues;

•	write-off of doubtful accounts receivable;

•	inventory obsolescence and write-downs related to product life cycles;

•	write-offs of research and development expenses;

•	variations in operating expenses, including research and development, selling, and general and administrative expenses;

•	lease portfolio risk adjustments and loss provisions;

•	restructuring activities;

•	employment and severance agreement charges;

•	foreign currency exchange rate fluctuations;

•	availability and cost of financing;

•	variations in income tax as a function of income recognition by tax jurisdiction; and

•	industry and economic conditions, including competition, industry standards, product certification requirements, trade restrictions and other regulations.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe that we may continue to derive, a significant portion of our revenues from a limited number of large customers. For the fiscal year ended December 31, 2006, our largest customer accounted for 10.8% of our revenue, and our five largest customers accounted for 25.9% of our revenue. In addition, our largest customer does substantial business with some of our most significant competitors. Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our revenue and results of operations could be materially adversely affected. See “Business — Sales and Distribution” for more information on our customer base.

Our products may contain defects that may be difficult or even impossible to correct. Product defects could result in lost sales, additional costs and customer erosion.

We offer technologically complex products which, when first introduced or released in new versions, may contain software or hardware defects that are difficult to detect and correct. The existence of defects and delays in correcting them could result in negative consequences, including the following:

•	delays in shipping products;

•	cancellation of orders;

•	additional warranty expense;

•	delays in the collection of receivables;

•	product returns;

•	the loss of market acceptance of our products;

•	claims against us;

•	diversion of research and development resources from new product development; and

•	inventory write-downs.

Even though we test all of our products, defects may continue to be identified after products are shipped. In past periods, we have experienced various issues in connection with product launches, including the need to rework certain products and stabilize product designs. Correcting defects can be a time-consuming, difficult and expensive task. Software errors may take several months to correct, and hardware errors may take even longer.

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

In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, is still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in such jurisdictions.

Our products and other proprietary rights may infringe on the proprietary rights of third parties, which may expose us to claims and litigation.

Although we believe that our products do not infringe on any third party’s patents, from time to time we have become involved in claims and litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and diverts the attention of our management resources. There can be no assurance that we will have the necessary financial and other resources required to appropriately defend or prosecute our rights in connection with any such litigation.

In the past we have received third-party claims of infringement and may receive additional claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have either prevailed in litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions, or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all, or that we would be able to successfully modify our products or technology to negate claims of infringement.

A disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.

We currently manufacture the majority of our products at our facility in Shenzhen, China but also rely on third-party manufacturers to manufacture and assemble certain of our products. We expect to increase our reliance on third party manufacturers in the future. We also depend upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules. Since we generally do not maintain large inventories of our products or components, any termination of, or significant disruption in, our manufacturing capability or our relationship with our third-party manufacturers or suppliers may prevent us from filling customer orders in a timely manner.

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

For the year ended December 31, 2006, we derived approximately 67.4% of our total revenues outside of the United States, principally in Central and South America and Europe. We expect that international sales will continue to account for a significant percentage of our net income in the foreseeable future. In addition, substantially all of our manufacturing operations are located outside of the United States. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our results of operations and financial condition. These risks include the following:

•	changes in foreign country regulatory requirements;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political and economic instability;

•	foreign currency exchange rate fluctuations;

•	inability to secure commercial relationships to help establish our presence in international markets;

•	inability to hire and train personnel capable of marketing, installing and integrating our products and services, supporting customers and managing operations in foreign countries;

•	building our brand name and awareness of our products and services among foreign customers;

•	competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets we enter;

•	extended payment terms and the ability to collect accounts receivable;

•	the ability to repatriate funds;

•	complicated tax and regulatory schemes where failure to comply may result in fines, penalties or litigation;

•	complications associated with enforcing legal agreements in certain foreign countries, including Brazil, China and in developing countries; and

•	availability of qualified and affordable staff with which to manage our foreign operations.

Additionally, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

We are subject to a complex system of domestic and foreign taxation and unanticipated changes in our tax rates or exposure to additional tax liabilities could affect our profitability.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws, or by material audit assessments, which could affect our profitability. In addition, the amount of tax we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further tax law changes in jurisdictions in which we conduct business could materially affect our profitability.

We are responsible for charging end customers certain taxes in numerous international jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, we may come under audit which could result in changes to the estimates. We believe that we maintain adequate tax reserves to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in our recording a benefit or expense in the period a final determination was made.

Fluctuations in currency exchange rates may adversely affect our financial results.

A substantial part of our business consists of sales to international customers. A portion of revenues and expenses related to our international operations are denominated in currencies other than the U.S. dollar. Adverse currency exchange rate fluctuations could have a material impact on our financial results in the future. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. denominated assets and liabilities. Further, we are not able to hedge against our entire foreign currency risk. Accordingly, an adverse movement in exchange rates could have a material adverse effect on our financial results. In the year ended December 31, 2006, we incurred foreign currency expense of approximately $0.7 million, net of foreign currency transaction gains or losses.

Adverse resolution of litigation may adversely affect our business or financial results.

We are party to litigation in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. See Item 3. “Legal Proceedings” below for more information on our litigation.

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

We have in the past and may in the future make acquisitions and strategic investments, which involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

We may acquire or make substantial investments in related businesses, technologies, products or services in the future. Acquisitions or investments involve various risks, including:

•	the inability to assimilate the technologies, operations and personnel of the acquired business, technology or product;

•	the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources;

•	the loss of customers;

•	the possibility of our entering markets in which we have limited prior experience;

•	the loss of key employees of an acquired business; and

•	the inability to obtain the desired strategic and financial benefits from the acquisition or investment.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to intangible assets that could adversely affect our business, operating results and financial condition.

Shipments of electronic payment systems may be delayed by factors outside of our control, which can harm our relationships with our customers.

The shipment of payment systems requires us or our manufacturers, distributors or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our customers which may harm our relationships with our customers.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with them.

We are subject to other legal and regulatory requirements, including the WEEE Directive and the RoHS Directive. The RoHS Directive sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and the WEEE Directive sets a framework for treatment, labeling, recovery and recycling of electronic products in the European Union which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the WEEE Directive has been adopted by the European Commission, national legislation to implement the directive is still pending in the member states of the European Union. In addition, similar legislation could be enacted in other jurisdictions, including in the United States. If we do not comply with the RoHS Directive and the WEEE Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, the costs to comply with the RoHS Directive and the WEEE Directive, or with current and future environmental and worker health and safety laws, may have a material adverse effect on our results of operation, expenses and financial condition.

Force majeure events, such as terrorist attacks, other acts of violence or war, and health epidemics may adversely affect the markets in which our common stock trades, our ability to operate and our financial results.

Domestic and international terrorist attacks, wars and regional conflicts may cause instability in the global financial markets, and contribute to downward pressure on securities prices of United States publicly traded companies, such as us. Future terrorist attacks or armed conflicts, and epidemics, such as SARS, influenza or bird flu, could result in economic, political and other uncertainties that could adversely affect our revenues and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist attacks, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers in the United States and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the United States, and manufacturing facilities in China. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

China’s changing economic environment may impact our ability to do business in China.

In recent years, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, certain policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in an adverse impact on our business. China’s economic environment has been changing as a result of China’s 2001 entry into the World Trade Organization (the “WTO”). China’s entry into the WTO required that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions, and we cannot predict the future impact of such changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly affording foreign companies and foreign investment enterprises established in China similar rights and privileges as Chinese domestic companies, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.

We conduct our business in China primarily through wholly-owned subsidiaries incorporated in China and Hong Kong. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business may be affected by changes in China’s developing legal system. Many new laws and regulations covering general economic matters have been promulgated in China in recent years, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political concerns. Finally, enforcement of laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted, have unexpected outcomes and result in substantial costs and diversion of resources and management’s attention.

If we are unable to maintain the quality of our internal control over financial reporting, any unremediated material weaknesses could materially and adversely affect our ability to provide timely and accurate information about our business, which could harm our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires that we establish and maintain effective internal controls over financial reporting. SOX 404 also requires us to include a management report of internal control over financial reporting in our annual report on Form 10-K. Based on management’s evaluation of internal control over financial reporting as of December 31, 2006, we are able to conclude that our internal control over financial reporting is effective. However, we cannot be certain that our internal control over financial reporting will remain effective in the future. Any future failure to maintain adequate internal control over our financial accounting and reporting could harm our operating results or could cause investors to lose confidence in our reported financial results or condition, which could adversely affect our business and the trading price of our common stock.

Risks Related To The Industry

The markets in which we compete are highly competitive, maturing, and subject to price erosion.

The markets in which we operate are maturing and highly competitive. Increased competition from manufacturers or distributors of products similar to or competitive with ours, or from service providers that provide services similar to our services, could result in price reductions, extended terms, free services, lower margins and loss of market share. In some markets, we may sell products with negative margins to large customers who have existing service contracts that generate contractual service revenue at positive margins over a multi-year period. Such transactions may negatively affect our revenue, margins and net income.

We expect to continue to experience significant and increasing levels of competition in the future. With respect to our POS payment system products, we compete primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telecommunication system certifications we have obtained for our products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, price, quality and support.

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

The industry in which we operate is characterized by rapid changes in technology and numerous new product introductions. Our success depends to a large degree upon our continued ability to offer new products and services, and enhancements to our existing products and services, to meet changing market requirements, including conformity with applicable standards. The introduction of new products, services and technologies by third parties could have an adverse effect on the sales of our existing products, services and technologies. We cannot be certain of our ability to successfully:

•	identify, develop, or manufacture new products, services and technologies in a cost effective manner;

•	market or support these new products, services and technologies on a timely and effective basis;

•	eliminate defects in new products and service offerings;

•	gain market acceptance for new products, services and technologies; or

•	respond to technological changes, new industry standards, and announcements of new products, services and technologies by competitors.

Developing new products, services and technologies is a complex, uncertain process requiring innovation and accurate anticipation of technological and market trends. When changes to our product line are announced, we will be challenged to manage possible shortened life cycles for existing products, continue to sell existing products and prevent customers from returning existing products. Our inability to respond effectively to any of these challenges may have a material adverse effect on our business and financial results.

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

Our failure to properly comply with these standards and regulations could result in lost product sales, significant costs associated with required remedial measures or production stoppages, any of which could have a material adverse effect on our business and financial results.

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

Recently, companies similar to ours have experienced extreme price fluctuations, often for reasons unrelated to their performance. The volatility of our stock price may be accentuated during periods of low volume trading.

Our publicly-filed reports are reviewed by the SEC from time to time and any significant changes required as a result of such review may have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published SEC rules and regulations, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in a material adverse impact on the trading price of our common stock.

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

As of March 6, 2007, we had 56,224,046 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the New York Stock Exchange. We also had outstanding, as of March 6, 2007, options to acquire an additional 3,568,031 shares of our common stock. All of the shares underlying the outstanding options have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

We currently do not intend to pay any dividends on our common stock.

We currently do not intend to pay any dividends on our common stock. While we may declare dividends at some point in the future, we cannot assure you that you will ever receive cash dividends as a result of ownership of our common stock and any gains from investment in our common stock may only come from increases in our stock prices, if any.

Risks Related To Our Indebtedness

Although our current indebtedness is limited, we may be required to incur additional debt to meet the future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of our debt arrangements could adversely affect our financial condition and our ability to respond to changes in our business.

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

We cannot be assured that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot be assured that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

We own our 142,000 square foot corporate headquarters building located in Phoenix, Arizona. In February 2007, we listed the building for sale and will seek new leasehold facilities in Phoenix in 2007. This building is also utilized for research and development, design, prototype manufacturing, testing and repair. We lease an adjacent 23,700 square foot building, which formerly housed our network solutions products and services business, pursuant to a lease that expires August 31, 2011. We are currently seeking to sublease this facility and, as a part of our 2005 business review, we accrued the estimated loss in connection with a sublease of this facility on our financial statements.

We also own an approximately 102,000 square foot facility in Brazil that is utilized for administrative, final assembly, warehouse, distribution, and sales and support services.

We lease a manufacturing facility in Shenzhen, China, that also includes living quarters for the manufacturing staff at such facility, which is a common arrangement in China. The manufacturing portion of the facility is approximately 73,200 square feet. The lease for this facility expires on September 30, 2010.

In September 2006, we completed the sale of our real property in Hong Kong. We lease two facilities in Hong Kong; one for sales, support and representation, and the other for manufacturing and procurement support, respectively. The separate facilities make better use of lease space and geography to better serve these separate functions.

In the U.S., we also lease offices in Atlanta and Savannah, Georgia and Redmond, Washington. Internationally, we lease facilities in Australia, Brazil, Chile, China, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Russia, Singapore, Spain, Sweden, Thailand, the United Arab Emirates and the United Kingdom for sales, support, representation, and research and development activities.

We believe that our facilities are adequate for our current operations and will be sufficient for the foreseeable future. However, we are considering the potential sale of our headquarters facility and adjacent land in Phoenix and the leasing of new facilities in the Phoenix area that are more conducive and appropriate to our current activities.

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

Shareholder Derivative Actions.  In March 2005, a shareholder derivative action was filed in U.S. District Court for the District of Arizona (Siegel v. Alexander, et al., Case No. 2:05cv00664) against the members of our Board of Directors and two of our former officers, alleging breach of fiduciary duty. We were named solely as a nominal defendant against whom no recovery was sought. In April 2005, a separate shareholder derivative action was filed in the Superior Court of Maricopa County, Arizona (Hong v. Alexander, et al., Case No. CV 2005-007093) against the members of our Board of Directors and two of our former officers, alleging breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We were named solely as a nominal defendant against whom no recovery was sought.

Both derivative complaints generally were based on facts and circumstances related to our February 2005 restatement of our financial statements for the first three quarters of 2004, and alleged that the defendants participated in issuing misleading and inaccurate statements and failed to implement adequate internal controls. The actions sought damages in an unspecified amount against the individual defendants, and attorneys’ fees and expenses, among other forms of relief.

In July 2006, the parties reached an agreement to settle the actions and in September 2006, the parties filed a stipulation of settlement and related pleadings with the Federal Court. The federal settlement was conditioned upon the dismissal of the state derivative action. The settlement agreement does not contain any admission of fault or wrongdoing on our part or that of any of the individual defendants. In connection with the settlement, we agreed to implement certain corporate practices. Following a hearing on November 9, 2006, the Court approved the settlement, including an award of fees and expenses in the amount of $170,000 to plaintiffs’ counsel and a release of us and the individual defendants from all claims asserted in the litigation. The award of fees and expenses was paid by our directors and officers liability insurance carrier. On November 28, 2006, the plaintiff in the state action voluntarily dismissed his complaint.

Verve LLC v. Hypercom Corporation  (United States District Court for the District of Arizona, Civil Action No. 05-CV-0365-PHX-FJM, filed on February 4, 2004). Verve LLC (“Verve”) commenced this action in the United States District Court for the Western District of Texas against us and others, alleging infringement of U.S. Patent No. 4,562,341. In December 2004, the claims against us were severed and transferred to United States District Court for the District of Arizona. We filed an answer denying all claims. In November 2005, we filed a counterclaim against Verve, Simon, Galasso & Frantz, PLC, Raymond Galasso, and Kevin Imes (the “Counterdefendants”) for abuse of process, malicious prosecution, and violation of 28 U.S.C. § 1927. In December 2005, the Court dismissed Verve’s patent infringement claim for lack of prosecution. In May 2006, the Court entered judgment against Verve and in our favor on Verve’s patent infringement claim. Also, the Court, having found Verve’s lawsuit “exceptional” under 35 U.S.C. § 285, granted an award of attorneys’ fees and costs in our favor and against Verve in the total amount of $100,042. In June 2006, Verve filed a notice of appeal with the Federal Circuit Court of Appeals from the judgment entered against Verve. That appeal has now been fully briefed, but oral argument is not yet scheduled.

In August 2006, the District Court granted summary judgment in our favor on our counterclaims for malicious prosecution and abuse of process as to certain actions that Verve had filed against us. The Court dismissed without prejudice our malicious prosecution claims that were based on this pending action and on a proceeding that was brought against us in the International Trade Commission (“ITC”), on grounds that those cases had not yet been finally terminated in our favor. The Court indicated that we could re-file the claims after the ITC proceedings were finally terminated.

In October 2006, following a five-day trial, a jury awarded compensatory damages in our favor and against the Counterdefendants, jointly and severally, in the amount of $223,500, and awarded punitive damages in our favor and against the Counterdefendants, jointly and severally, in the amount of $476,500. After the trial had concluded and pursuant to our claim for relief against Counterdefendant Raymond Galasso for his violation of 28 U.S.C. § 1927, the Court awarded sanctions in our favor against Galasso in the amount of $100,042. On January 9, 2007, the Court entered final judgment in this case. The Counterdefendants filed post-trial motions for judgment as a matter of law regarding the award of punitive damages. We filed our brief opposing the post-trial motions on February 9, 2007, and requesting that these motions be denied. The Verve Counterdefendants have filed their reply brief, but the Imes’ reply brief is not yet due. The Court will not rule on the post-trial motions until after the Imes’ reply brief has been filed.

Hypercom Corporation v. Omron Corporation  (United States District Court for the District of Arizona, Civil Action No. 04-CV-0400-PHX-PGR, filed on February 25, 2004). We commenced this action against Verve, and later filed amended complaints joining Omron Corporation (“Omron”), seeking a declaration of invalidity and non-infringement of certain Omron patents and asserting claims for conspiracy, abuse of process, malicious prosecution, and aiding and abetting. We voluntarily dismissed Verve from the action in favor of asserting our claims against Verve as counterclaims in the action described above. The declaratory judgment claims were also dropped after all of the patent infringement actions that were brought against us on the Omron patents had been dismissed. Discovery closed in June 2006. Omron moved for summary judgment in July 2006. On February 22, 2007, the Court denied Omron’s summary judgment motion. The Court has scheduled a final pretrial conference for April 2, 2007. A trial date has not been set.

Brazilian Central Bank Administrative Proceeding.  In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (“Bank”) commenced an administrative proceeding against our subsidiary, Empresa Brasileira Industrial, Comercial e Servicos Ltda. (“EBICS”), formerly known as Hypercom do Brasil Industria e Comercio Ltda., alleging that it is subject to a fine totaling approximately R$243 million (approximately US$114 million as of December 31, 2006) for failing to pay Hypercom, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. In July 2002, EBICS petitioned the Federal Civil Court in Sao Paulo, Brazil to have the administrative proceeding suspended and the applicable provision of the Brazilian law declared unconstitutional on the basis that it is confiscatory. Also in July 2002, EBICS filed an administrative defense with the Bank. In May 2003, the Federal Civil Court rendered judgment dismissing EBICS’ petition for a Writ of Mandamus, which EBICS has appealed. In May 2005, EBICS’ defense in the administrative proceeding was denied on procedural grounds, deferring the constitutional issues to the pending judicial action. EBICS has appealed the administrative decision and raised additional defenses, including that the Bank’s recently adopted 0.5% limitation on the penalty amount should be applied retroactively in this matter. If the 0.5% penalty limitation were to be applied in the Bank’s administrative proceeding, the total penalty as of December 31, 2006 would be approximately US$570,000. EBICS has also filed an appeal in the judicial action, raising similar defenses. Neither of these appeals is expected to be finally decided for another two to three years. We believe that the original fine is confiscatory in nature and illegal, and do not believe that such fine will be enforced in the amount asserted by the Bank.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant

The following are our executive officers as of March 7, 2007:

Name	Age	Title	Other Business Experience since 1/1/2001

William Keiper	56	Chief Executive Officer (since August 2005)	Chairman and Interim Chief Executive Officer, Hypercom Corporation; Director, Hypercom Corporation (since 2000); Chairman and Chief Executive Officer, Arrange Technology, LLC
Philippe Tartavull	49	President (Since February 2007)	President, Oberthur Card Systems, USA
Thomas Liguori	48	Senior Vice President and Chief Financial Officer (since November 2005)	Chief Financial Officer, Iomega Corporation; Chief Financial Officer, Channell Commercial Corporation.
John Andrews	51	Senior Vice President, Global Customer Service (since May 2006)	Principal of iClient Global, LLC; Chief Executive Officer of Excell Agent Services, LLC
Neil Hudd	61	Senior Vice President, Global Product Development and Marketing (since September 2005)	President, Americas Sales and Vice President, Strategic Initiatives, Way Systems Incorporated; President, NBS Transaction Systems, Inc.
Douglas J. Reich	63	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)	Senior Vice President, General Counsel and Secretary, Wavo Corporation
Scott Tsujita	43	Senior Vice President, Finance, Treasury and Investor Relations (since October 2003)	Vice President, Finance and Treasurer, Hypercom Corporation; Senior Executive Officer, Golden Eagle Leasing, Inc., Hypercom’s former U.S. leasing subsidiary

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

RANGE OF SALES PRICES

	High	Low

Year Ended 12/31/06
First Quarter	$9.57	$6.32
Second Quarter	11.16	8.00
Third Quarter	9.70	6.77
Fourth Quarter	7.95	6.08
Year Ended 12/31/05
First Quarter	$6.00	$4.11
Second Quarter	6.83	4.65
Third Quarter	7.17	5.73
Fourth Quarter	7.25	5.57

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

As of March 6, 2007, we had approximately 51 stockholders of record and approximately 6,260 beneficial stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Approximate
			of Shares Purchased	Dollar Value of
			as Part of Publicly	Shares that May Yet
	(a) Total Number of	(b) Average Price	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Paid per Share	Programs	the Plans or Programs

Month #1 (October 1, 2006 to October 31, 2006)	—	—	—	—
Month #2 (November 1, 2006 to November 30, 2006)	—	—	—	—
Month #3 (December 1, 2006 to December 31, 2006)	—	—	—	—
Total	—	—	—	$9,870,925

In August 2003, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $10.0 million of our common stock (the “2003 Program”) and on November 3, 2005, our Board of Directors announced a second stock repurchase program authorizing the repurchase of up to $20.0 million of our common stock (the “2005 Program”). As of March 31, 2006, we had repurchased 1,670,509 shares of common stock at an average price of $6.05 per share which completed all authorized repurchases under the 2003 Program. As of December 31, 2006, we had repurchased 1,261,528 shares of common stock at an average price of $7.93 per share under the 2005 Program, including the repurchase of up to $10.0 million of our common stock pursuant to the Rule 10b5-1 plan authorized by our Board of Directors on August 8, 2006. We did not repurchase any shares of our common stock during the quarter ended December 31, 2006.

Item 6.	Selected Financial Data

The following table contains selected consolidated financial data for the five years ended December 31, 2006, derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance (in thousands, except per share data and percentages).

	Years Ended December 31,
	2006		2005		2004		2003		2002

Statements of Operations Data:
Net revenue	$248,565		$245,223		$241,285		$218,816		$232,666
Costs of revenue	159,540		172,091	d	144,140		128,212		147,094	e
Provision for deferred contract costs	—		—		11,305	f	—		—

Gross profit	$89,025		$73,132		$85,840		$90,604		$85,572

Gross profit percentage	35.8%		29.8%		35.6%		41.4%		36.8%

Research and development	$27,706		$27,555		$27,188		$24,163		$24,744
Selling, general, and administrative	60,105		72,649		65,242		57,662		57,256
In-process research and development	1,000	a	—		—		—		—
Gain on sale of real property	(2,953	)b			—		—		—
Restructuring charges	—		—		—		—		4,434	e

Total operating expenses	$85,858		$100,204d		$92,430		$81,825		$86,434

Income (loss) from continuing operations	$3,167		$(27,072)		$(6,590)		$8,779		$(862)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$4,737		$(30,243)		$(12,530)		$851		$(29,716	)e
Income (loss) from discontinued operations	2,233		(3,123	)c	3,868	g	10,347	chi	(9,602	)chi
Cumulative effect of change in accounting principle	—		—		—		—		(21,766	)j

Net income (loss)	$6,970		$(33,366)		$(8,662)		$11,198		$(61,084)

Diluted income (loss) per share:
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$0.09		$(0.58)		$(0.24)		$0.02		$(0.64)
Loss from discontinued operations	0.04		(0.06)		0.07		0.20		(0.21)
Cumulative effect of change in accounting principle	—		—		—		—		(0.47)

Diluted income (loss) per share	$0.13		$(0.64)		$(0.17)		$0.22		$(1.32)

Weighted average basic shares	53,248		52,395		51,252		49,146		46,142
Weighted average diluted shares	53,966		52,395		51,252		50,351		46,142
Balance Sheet Data:
Cash and equivalents	$34,190		$35,940		$23,445		$65,415		$23,069
Short-term investments	47,228		57,951		69,962		17,400		—
Working capital	141,923		143,039		159,789		155,048		128,179
Total assets	236,716		238,914		277,260		264,568		258,860
Short and long-term debt	—		8,377		8,829		9,857		25,025
Total shareholders’ equity	178,931		170,774		205,372		204,297		187,972

a)	During December 2006, the Company acquired TPI Software, LLC and incurred a $1.0 million charge for the acquired in-process research and development. See Note 20 to the consolidated financial statements.

b)	During September 2006, the Company completed the sale of its real property in Hong Kong for $5.2 million. The Company recorded a gain of approximately $3.0 million on the sale in the third quarter of 2006. See Note 7 to the consolidated financial statements.

c)	During the fourth quarter of 2005, the Company made the decision to sell its United Kingdom lease portfolio (the “UK Lease Business”) as this leasing business did not align with its core business. As of December 31, 2005, the UK Lease Business’ operating results have been classified as discontinued operations in the statements of operations for all periods presented. The Company recognized a $6.6 million loss on the write-down of the UK Lease Business to it estimated fair value based on purchase offers received from potential buyers. See Note 5 to the consolidated financial statements.

d)	During 2005, the Company performed a comprehensive review of its financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships. The objective of the business review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure. As a result of this business review, the Company recorded charges of $20.0 million to cost of revenue and $7.7 million to operating expenses during 2005. See Note 4 to the consolidated financial statements.

e)	During the third quarter of 2002, the Company committed to a profit improvement plan which included the closure of offices around the world in favor of a more cost-effective distributor sales model and the termination of our direct manufacturing operations in Brazil. Restructuring charges in cost of sales include $2.0 million related to the write-down of inventories and other related costs. Restructuring charges of $4.4 million, which are separately stated, include $3.6 million related to the write-down of a building and other fixed assets to their estimated fair value and $0.8 million related to termination costs and other charges. See Note 4 to the consolidated financial statements.

f)	During the second quarter of 2004, the Company recorded an $11.3 million charge to cost of revenue to reserve all costs previously deferred under a contract with the Brazilian Health Ministry. See Note 16 to the consolidated financial statements.

g)	During 2002, the Company recorded a $2.6 million loss on early extinguishment of debt in connection with the early retirement of two term loans. The loss resulted from the write-off of unamortized debt issuance costs and a loan discount associated with the term loans.

h)	During 2003, the Company completed the disposition of all remaining operating units identified and initially held for sale in September 2002. In connection with the disposition of these operating units, the Company recorded a loss on sale of the units totaling $3.2 million during 2003 comprised of a $0.3 million cash infusion made by the Company in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

i)	Consistent with the Company’s strategy of disposing of operating units not aligned with its core business, the Company sold its direct finance lease subsidiary, Golden Eagle, effective October 1, 2003, for $30.0 million gross cash proceeds, and recorded a $7.0 million gain net of severance and other exit costs. As a result of the disposition, the net operating results of Golden Eagle have been classified as discontinued operations in the statement of operations for all periods presented.

j)	During 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under the transition provisions of SFAS 142, the Company evaluated our reporting units for impairment of goodwill and recorded a $21.8 million write-off primarily attributable to goodwill associated with the 2000 acquisition of Golden Eagle Leasing.

See Note 25 to our consolidated financial statements for a presentation of certain of the above information on a quarterly basis for each of the four quarters in the years ended December 31, 2006 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth a discussion and analysis of Hypercom Corporation’s financial condition and results of operations for the three years ended December 31, 2006. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

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

Share-Based Compensation

Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We also use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation expense, or if different assumptions had been used, we may have recorded too much or too little share-based compensation expense. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. For stock options with graded vesting terms, we recognize compensation expense over the requisite service period on the accelerated method prescribed by FIN 28 rather than the straight-line method. We had approximately $5.7 million of total unrecognized compensation expense related to stock options at December 31, 2006 that are expected to be recognized over a weighted-average period of 1.4 years. See Note 14 to the consolidated financial statements for a further discussion on stock-based compensation.

The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant.

Allowance for Doubtful Accounts

Payment terms for product and service trade receivables generally range from 30 to 60 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due.

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

Sales-Type Leases

Certain sales of product are made under capital lease arrangements and are recorded as a sales-type leases in accordance with SFAS No. 13, Accounting for Leases. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of our net revenues in 2006, 2005 or 2004.

During the fourth quarter of 2005 we made the decision to sell our UK Lease Business which comprised primarily all of our sales-type leases. See Note 5 to the consolidated financial statements.

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

Revenue Recognition

We recognize revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins No. 101 and No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

We generally recognize product revenue, including sales to distributors, upon shipment of product. We recognize services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. In addition, we have transaction service and software revenue. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The cost of units, net of depreciation, leased under operating leases are included in the balance sheet under “Property, plant and equipment.” We accrue for warranty costs, sales returns and other allowances at the time of shipment.

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

Foreign Currency

All of our foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from remeasurement are included in current earnings. Monetary assets and liabilities denominated in local currency are remeasured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2006, 2005 and 2004 we recorded an immaterial gains and losses on re-measurement. For the same periods, we recorded net losses on transactions denominated in foreign currencies of approximately $0.7 million, $2.0 million, and $1.9 million, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 17 regarding the valuation reserve against our deferred tax assets.

We do not provide for federal income taxes on the undistributed earnings of our international subsidiaries because earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.

Overview of Financial Results

The following overview will highlight certain key events and factors impacting our financial performance over the past three years. For the years ending December 31, 2006, 2005 and 2004 and any related interim periods reported we have reclassified certain revenues and related costs previously reported as part of “Products and Other” into “Services” as it was determined that certain activities considered as “Other” revenues and cost of sales more appropriately should be classified as “Service” revenue and cost of sales. The activities reclassified consisted principally of repair laboratory work, software and software development sales as well as consulting. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for amounts reclassified.

Year 2006

For 2006, we recorded net income of $7.0 million ($0.13 per diluted share) on revenues of $248.6 million. Revenues for 2006 increased by 1.4% over 2005 revenues of $245.2 million. Product revenue gains were achieved in Central and Eastern Europe, Russia and the Commonwealth of Independent States, Middle East and Africa, as well as Mexico and South America from increased sales of our Optimum T2100 product. We experienced declines in the multi-lane sector in North America due to the completion of a significant order in the first half of 2006 as well as the effects of transitioning from a direct to indirect sales model for that product line; and we experienced declines in our Pacific region due to reduction in product volume at a large customer in Australia and a slow down in the New Zealand market and EMV migration. Our service revenues increased by 4.1% in 2006 to $57.3 million principally from gains in Brazil due to new service contract awards, including servicing competitor products, as well as increased terminal sales which were put under existing service contracts.

The return to profit in 2006 from losses in 2005 and 2004 resulted from favorable impacts of our 2005 business review (see Note 4) actions which improved profitability. These actions resulted in a lower cost structure, a streamlined product line, an increase in revenues from newer 32-bit products and the establishment of a global product marketing group.

As of December 31, 2006 we had $1.4 million remaining in liabilities associated with the 2005 business review compared to $5.3 million at December 31, 2005. During 2006, $1.6 million of the $5.3 million was reversed out through earnings as a result of customers opting out of a particular warranty program and a change in severance benefits paid out. The remaining liability balance at December 31, 2006 relates to a particular warranty matter in Australia of $0.8 million where we expect to replace certain faulty units in 2007 and the balance of an idle facility charge of $0.6 million expected to be paid out through 2011.

We also experienced a favorable impact of a gain on the sale of real property in Hong Kong and had a net positive contribution from interest income less interest expense and foreign exchange losses.

On December 14, 2006, we also acquired the assets of TPI Software, LLC (“TPI”) which resulted in a charge of $1.0 million related to acquired in-process research and development. While this acquisition is expected to contribute significantly toward both our product and services offerings, the contribution in 2006 was not material.

On February 8, 2007, we acquired the assets of a services company in Australia — see Note 22 to the consolidated financial statements included in this Annual Report on Form 10-K.

Our cash and short-term investments amounted to $81.6 million as of December 31, 2006. This balance decreased from December 31, 2005 due to the acquisition of TPI, use of cash in operations, and our purchase of additional treasury shares.

Year 2005

For 2005, we recorded a net loss of $33.4 million ($0.64 loss per share) on revenues of $245.2 million. Revenues for 2005 increased by 1.6% over 2004 revenues of $241.3 million due to gains in multi-lane and processor sales markets in North America as well as in our service businesses, offset by declines associated with the completion of EMV rollouts in Europe and Asia in 2004 and the completion of a significant portion of an outsource manufacturing contract in late 2004 for one of our larger global customers.

The 2005 net loss was most notably impacted by charges resulting from a comprehensive business review and the discontinuance of our UK Lease Business. During the latter part of March 2005, a change in senior management was made. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. The interim Chief Executive Officer, William Keiper, was appointed as our Chief Executive Officer and President in August 2005 and a new Chief Financial Officer, Tom Liguori, was appointed in November 2005. Interim Management commenced a comprehensive review of our financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships (the “2005 Business Review”). The objective of the 2005 Business Review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize our corporate structure. The 2005 Business Review included the following actions and amounts:

•	Implementing an end-of-product-life cycle strategy, including identifying products and related inventory with near term end-of-life requirements resulting in charges of $12.1 million;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in/trade-out programs required for the end-of-product-life cycle strategies resulting in charges of $7.4 million;

•	Implementing certain workforce reductions, including members of the senior management team, sales, operations and manufacturing personnel, as well as moving certain research and development resources to lower cost foreign geographies, and compensation plan changes resulting in charges of $5.4 million;

•	Vacating a leased building in Phoenix, Arizona due to the reductions in force resulting in a charge of $1.0 million in future rental expense, net of estimated sublet recoveries;

•	Evaluating other assets and liabilities and evaluating the past underlying operating decisions or strategies supporting such assets and liabilities resulting in charges of $1.8 million;

•	Investing in the implementation of a comprehensive product marketing function; and

•	Evaluating opportunities for short, medium and long-term improvements in manufacturing costs.

The following table sets forth the restructuring and other charges recorded during 2005 in conjunction with the 2005 Business Review (in thousands):

	2005	2005	2005
	First	Second	Fourth	2005
	Quarter	Quarter	Quarter	Full Year

Costs of revenue:
Warranty charges and product return accruals	$706	$6,076	$667	$7,449
Inventory write-downs	2,132	7,090	2,889	12,111
One-time termination benefits and related costs	—	177	292	469
Other	148	161	—	309

Total costs of revenue	2,986	13,504	3,848	20,338

Operating expenses:
One-time termination benefits and related costs	1,543	2,021	1,349	4,913
Idle facility lease charge	—	—	1,013	1,013
Other	525	463	632	1,620

Total operating expenses	2,068	2,484	2,994	7,546

Non-operating expenses and income taxes:
Other, including tax impact of above entries	—	61	(203)	(142)

Total non-operating expenses and income taxes	—	61	(203)	(142)

	$5,054	$16,049	$6,639	$27,742

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

In addition to the 2005 Business Review, we also evaluated our UK Lease Business during the fourth quarter of 2005 and decided to exit this business and sell the existing lease portfolio and related assets, resulting in its classification as a discontinued operation for all periods being presented. We recognized a $6.6 million loss on the write-down of the UK Lease Business to its estimated fair value based on purchase offers received from potential buyers.

We continued to maintain our cash reserves, consisting of cash and cash equivalents and short-term investments of $93.9 million at December 31, 2005 compared to $93.4 million at December 31, 2004, despite funding the cash elements of the 2005 Business Review of $6.6 million, and purchasing $9.2 million of treasury stock, and without incurring any indebtedness to fund continuing operations.

Year 2004

For 2004, we recorded a net loss of $8.7 million ($0.17 loss per share) on revenues of $241.3 million. Our 10.3% revenue growth in 2004 was primarily due to bringing our new 32-bit products to market, expanding our multi-lane and QSR base, and serving the growing European market led by tightening security standards. The 2004 results include a second quarter charge of $11.3 million to write-off all costs previously deferred under our contract with the Brazilian Health Ministry.

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

Non-operating expenses (net interest expense, foreign currency losses and other income/loss) decreased by $1.7 million in 2004. This decrease was primarily due to higher interest income as a result of our increased cash and short-term investment balances as well as rising interest rates and lower interest expense as a result of reduced debt fees and the cessation of amortization of debt issuance costs in 2004.

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

	Year Ended December 31,
	2006	2005	2004

Net revenue	100.0%	100.0%	100.0%
Costs of revenue	64.2	70.2	59.7
Provision for deferred contract costs	—	—	4.7

Gross profit	35.8	29.8	35.6
Research and development	11.1	11.2	11.3
Selling, general and administrative	24.2	29.6	27.0
Acquired in-process research and development	0.4	—	—
Gain on sale of real property	(1.2)	—	—

Income (loss) from continuing operations	1.3	(11.0)	(2.7)
Interest and other income net of interest and other expense	1.4	0.7	(0.1)
Foreign currency loss	(0.3)	(0.6)	(0.8)

Income (loss) before taxes and discontinued operations	2.4	(10.9)	(3.6)
Provision for income taxes	(0.5)	(1.4)	(1.6)

Income (loss) before discontinued operations	1.9	(12.3)	(5.2)
Income (loss) from discontinued operations	0.9	(1.3)	1.6

Net income (loss)	2.8%	(13.6)%	(3.6)%

Net revenue by geographic region is presented in the following table as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
Revenues by Region	2006	2005	2004

North America	32.6%	39.4%	34.1%
Latin America including Central and South America and Mexico	26.0	20.3	18.3
Asia/Pacific	14.3	16.4	17.8
Europe, Middle East and Africa	27.1	23.9	29.8

Totals	100.0%	100.0%	100.0%

Our product revenues relate primarily to the sale of POS terminals, peripheral devices, and transaction networking devices. Our services revenues are comprised of asset management services, trusted transaction services and payment solutions, as described in Part I to this Annual Report on Form 10-K. No other type of revenue exceeded 10% of our consolidated net revenues in 2006, 2005 or 2004.

Comparison of Years Ended December 31, 2006 and 2005

	Dollars in thousands
		% of		% of	Increase
	2006	Rev	2005	Rev	(Decrease)
	(Dollars in thousands)

Net revenue:
Product	$191,286	77.0%	$190,214	77.6%	$1,072
Services	57,279	23.0%	55,009	22.4%	2,270

Total net revenue	248,565	100.0%	245,223	100.0%	3,342

Costs of revenue:
Product	117,756	61.6%	131,326	69.0%	(13,570)
Services	41,784	72.9%	40,765	74.1%	1,019
Provision for deferred contract costs	—	0.0%	—	0.0%	—

Total costs of revenue	159,540	64.2%	172,091	70.2%	(12,551)

Gross profit	89,025	35.8%	73,132	29.8%	15,893
Operating expenses:
Research and development	27,706	11.1%	27,555	11.2%	151
Selling, general and administrative	60,105	24.2%	72,649	29.6%	(12,544)
In-process research and development	1,000	0.4%	—	—	1,000
Gain on sale of real property	(2,953)	(1.2)%	—	—	(2,953)

Total operating expenses	85,858	34.5%	100,204	40.9%	(14,346)

Income (loss) from continuing operations	3,167	1.3%	(27,072)	(11.0)%	30,239
Non-operating income	2,916	1.1%	355	0.1%	2,561

Income (loss) before income taxes and discontinued operations	6,083	2.4%	(26,717)	(10.9)%	32,800
Provision for income taxes	(1,346)	(0.5)%	(3,526)	(1.4)%	2,180

Income (loss) before discontinued operations	4,737	1.9%	(30,243)	(12.3)%	34,980
Income (loss) from discontinued operations	2,233	0.9%	(3,123)	(1.3)%	5,356

Net income (loss)	$6,970	2.8%	$(33,366)	(13.6)%	$40,336

Income (loss) per diluted share	$0.13		$(0.64)		$0.77

Net revenue

Net revenue increased approximately $3.3 million or 1.4% in 2006 compared to 2005. This increase was comprised of an increase of $1.1 million or 1.0% in product revenue, and $2.3 million or 4.1% in services revenue.

The increase in product revenue of $1.1 million was principally the result of increases in South America, principally Brazil, of $8.9 million, Europe and the Middle East of $9.0 million, Mexico, Central America and Caribbean of $2.7 million and Asian markets of $1.3 million. The gains were primarily related to the re-entry into markets with our new Optimum product line in Brazil and Mexico as well as the expansion of geographic markets in Europe and the Middle East. Offsetting most of the increases were declines in multi-lane product of $14.3 million due partially to the completion of large orders in the first half of 2006 and also general market conditions, a decline in Australia/New Zealand of $5.8 million due to a reduction in volume to a significant customer in Australia and general softness in the New Zealand market.

The increase in service revenues of $2.3 million was principally the result of increases in our service operations in Brazil and Mexico as well as continued growth in our transaction services offering. Service revenues in Brazil increased $2.5 million from 2005 to 2006 due to additional service contracts added in 2006 and an increase in the installed base of terminals due to increased sales of terminals. Mexico services increased approximately $1.3 million from 2005 to 2006 due to general growth in terminals under service contract and a new service contract entered into with a major customer. We also experienced an increase in our transaction services revenues of approximately $0.6 million due to adding new customers to the service as well as a general increase in volumes year over year. Offsetting these increases were declines in Chile of $0.5 million due to a general downsizing of operations in that country, multi-lane of $0.4 million due to less repairs required for the Optimum product line, and the U.S. repair laboratory of $0.7 million.

Cost of revenue and gross profit

Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue increased to 35.8% in 2006 from 29.8% in 2005. Total gross profit in 2005 was impacted by $20.3 million in charges related to the 2005 Business Review. In addition there were approximately $4.9 million in incremental inventory valuation provisions included in 2005 versus 2006. Excluding these incremental charges, total gross profit as a percent of revenue was 40.1% for 2005.

Product gross profit was 38.4% in 2006 compared to 43.0% in 2005, excluding $18.8 million of charges associated with the 2005 Business Review and $4.1 million in incremental inventory valuation provisions. This year over year decrease in product gross margin was principally attributable to a change in the mix of product sales with increases in lower margin geographies such as Brazil as well as higher volumes of Optimum terminals that do not have as high a margin as the legacy terminals that have been fully cost reduced and certain declines in selling prices to address strategic market conditions. Additionally, during the second quarter of 2006 product liabilities were reduced by a net $1.6 million primarily as a result of two customers opting out of the warranty program offered as part of the 2005 Business Review. However, in the third and fourth quarter of 2006, we recorded charges in the amount of $0.7 and $0.5 million, respectively. These charges related to a payroll tax charge associated with former employees in China and a settlement of a royalty claim associated with patented technologies used in our terminals with signature capture functionality. There will be a royalty fee charged on our signature capture terminals going forward as well, but it will not significantly impact our gross profit on such terminals.

Services gross profit percentage was 27.1% in 2006 and 30.1% in 2005, excluding $1.5 million of charges associated with the 2005 Business Review and $0.8 million in incremental inventory valuation provisions. This year over year decrease is principally due to additional overhead absorption related to the sale of our UK Lease Business and changes in the mix of service offerings due to more special service orders at higher margins occurring in 2005 versus 2006.

Research and development

Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 11.1% in 2006 compared to 11.2% in 2005. Research and development expenses for 2006 include severance and other termination costs of $1.5 million and $0.9 million in share-based compensation, while 2005 includes $1.3 million in incremental charges associated with the 2005 Business Review. Excluding these charges, research and development expenses decreased $0.2 million from $26.3 million (10.7% of revenue) in 2005 to $26.1 (10.5% of revenue) million in 2006 primarily due to the move of certain U.S. based research and development operations to lower cost off-shore locations.

During December 2006, we acquired the assets of TPI and approximately $1.0 million related to acquired in-process research and development.. This amount was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method” (“FIN 4”) as there was no alternative future uses. Management determined the value assigned to this asset through various methods including assistance from a third party valuation firm in valuing the TPI business. As of the valuation date, there were seven projects that were considered to be in process. The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain. Since the date of the purchase, we incurred development costs of less than $0.05 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $0.125 million over the next fiscal year. As of December 31, 2006 none of the in-process research and development projects had been completed, or postponed. We expect the seven in-process projects to be completed in the first quarter of 2007.

Selling, general and administrative

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 24.2% for 2006 and 29.6% for 2005. Selling, general and administrative expenses of $60.1 million for 2006 include $0.5 million in payroll tax charges associated primarily with former employees in China, an incremental amount of share-based compensation of $4.4 million, offset by $1.2 million in net favorable tax settlements in Brazil, reductions in severance related liabilities and accounts receivable allowance recoveries. Excluding these amounts, SG&A expenses for 2006 totaled $56.4 million or 22.6% of revenues. SG&A expenses in 2005 include $6.4 million in incremental charges associated with the 2005 Business Review, consisting principally of $4.1 million in severance and employment related charges, $1.2 million in unrecoverable prepaid sales taxes associated with slow moving inventory and the expiration of utilization periods, $1.0 million of future rent charges resulting from vacating a building located in Phoenix Arizona, as a result of reductions in personnel. In addition, 2005 selling, general and administrative expenses include a charge of $1.4 million for legal contingencies for certain tax cases covered under an amnesty program in Brazil. Excluding these charges SG&A expenses for 2005 totaled $64.8 million or 26.4% of revenue. Selling expenses have decreased principally due to the recognition of full effects of the cost reductions put in place as part of the 2005 Business Review.

During the third quarter of 2006, we sold our portion of an office building in Hong Kong and we recorded a $3.0 million gain on the sale. The building was sold as management determined that the cost, size and layout of the facility were not appropriate for the functions performed in that facility. We have relocated the Hong Kong operations to other leased space.

Interest income, interest expense, and foreign currency

We recognized $4.8 million in interest income in 2006 compared to $2.7 million in 2005. This increase is principally attributable to higher average cash, cash equivalent, and short-term investments balances maintained throughout 2006 compared to 2005 and increasing yields on our cash investments. We incurred interest expense of $1.1 million in 2006 compared to $0.8 million in 2005. The increase in interest expense is primarily due to the write-off of debt issuance cost associated with the payoff in April of our floating rate option note payable as well as interest penalties incurred on the China payroll tax charges. Foreign currency loss was $0.7 million in 2006 compared with $1.3 million in 2005. The decrease in foreign currency expense is principally attributable to a relatively stabilized U.S. dollar against our foreign currency exposures throughout 2006 as well as improved foreign currency management practices.

Income tax expense

Income tax expense before discontinued operations for federal, state and foreign taxes was $1.3 million and $3.5 million for the years ended 2006 and 2005, respectively. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.

During 2006, we continued to provide valuation reserves on substantially all of our deferred tax assets. These reserves are subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109, Accounting for Income Taxes (“SFAS 109”). Due to our net operating loss position and our valuation reserve against our deferred tax assets, the consolidated effective tax rates for 2006 and 2005 are not meaningful.

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

Comparison of Years Ended December 31, 2005 and 2004

	Years Ended December 31,
		% of		% of	Increase
	2005	Rev	2004	Rev	(Decrease)
	(Dollars in thousands)

Net revenue:
Product	$190,214	77.6%	$192,468	79.8%	$(2,254)
Services	55,009	22.4%	48,817	20.2%	6,192

Total net revenue	245,223	100.0%	241,285	100.0%	3,938

Costs of revenue:
Product	131,326	69.0%	107,473	55.8%	23,853
Services	40,765	74.1%	36,667	75.1%	4,098
Provision for deferred contract costs	—	0.0%	11,305	4.7%	(11,305)

Total costs of revenue	172,091	70.2%	155,445	64.4%	16,646

Gross profit	73,132	29.8%	85,840	35.6%	(12,708)
Operating expenses:
Research and development	27,555	11.2%	27,188	11.3%	367
Selling, general and administrative	72,649	29.6%	65,242	27.0%	7,407

Total operating expenses	100,204	40.9%	92,430	38.3%	7,774

Loss from continuing operations	(27,072)	(11.0)%	(6,590)	(2.7)%	(20,482)
Non-operating expenses	355	0.1%	(2,107)	(0.9)%	2,462

Loss before income taxes and discontinued operations	(26,717)	(10.9)%	(8,697)	(3.6)%	(18,020)
Provision for income taxes	(3,526)	(1.4)%	(3,833)	(1.6)%	307

Loss before discontinued operations	(30,243)	(12.3)%	(12,530)	(5.2)%	(17,713)
Income from discontinued operations	(3,123)	(1.3)%	3,868	1.6%	(6,991)

Net loss	$(33,366)	(13.6)%	$(8,662)	(3.6)%	$(24,704)

Loss per diluted share	$(0.64)		$(0.17)		$(0.47)

Net revenue

Net revenue increased 1.6% in 2005 compared to 2004. This increase was comprised of an increase of $6.2 million or 12.7% in services revenue partially offset by a decrease of $2.3 million or 1.5% in product revenue.

The decrease in product revenue of $2.3 million was principally the result of a decline in Sweden of $10.6 million related to the completion of a portion of a sales contract to one of our larger customers in Sweden as well as Europe and Asia. We also experienced a decline in Europe of $3.1 million as 2004 was influenced by the migration to EMV security standards, which was substantially complete by the end of 2004, and a decline in Asia/Pacific of approximately $3.2 million due to countries such as Malaysia and Taiwan implementing EMV in 2004 and the effects of economic and credit control difficulties in Indonesia and Taiwan, along with pricing pressure throughout the region, offset by an increase of $12.3 million in North America product revenues due to increased multi-lane, processor and network equipment sales on a year over year basis and an increase of $2.5 million in Brazil due to the introduction of new terminals in that market in the second half of 2005.

The increase in service revenues of $6.2 million was principally the result of an increase in our service operations in Brazil. Service revenues in Brazil increased $5.8 million from 2004 to 2005 due to a strong market leadership position allowing us to be the preferred service provider, including providing service on terminals of our competitors and gaining larger portions of the installed base of terminals belonging to the three major Brazil card associations. In addition, Mexico service revenues increased approximately $0.9 million from 2004 to 2005 due to general growth in terminals under service contract. We also experienced an increase in our transaction services revenues of approximately $0.7 million due to adding new customers to the service as well as a general increase in volumes year over year. Our repair laboratories in the UK increased revenues by $0.8 million due to increased terminals under the lease program, while the U.S. repair laboratories revenue declined $2.0 million.

Costs of revenue and gross profit

Our costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue decreased to 29.8% in 2005 from 35.6% in 2004. Total gross profit in 2005 was impacted by $20.3 million in charges related to the 2005 Business Review and in 2004 gross profit was impacted by $11.3 million in charges related to the write-off of deferred contract costs for the Brazilian Health Ministry contract. Excluding these charges, total gross profit as a percent of revenue was 38.1% for 2005 and 40.3% for 2004.

Product gross profit was 40.8% in 2005, excluding $18.8 of charges associated with the 2005 Business Review, compared to 42.4% in 2004. This year over year decrease in product and other gross margin was principally attributable to incremental reserves totaling $1.4 million from sales-type lease provisions from continuing operations, and $0.8 million from warranty provisions on certain specific repair and replace instances that had been addressed fully as of December 31, 2005, partially offset with a reduction of $1.9 million in normal inventory provisions, with the remaining impact associated with pricing and product mix, as there continues to be downward pressure on pricing.

Services gross profit percentage was 28.6% in 2005, excluding $1.5 million of charges associated with the 2005 Business Review, compared to 24.9% in 2004. This year over year increase is principally from increases in the mix of higher margin services versus any significant changes in pricing or cost. Offsetting the margin gains due to service mix was an increase in inventory supply provisions totaling $0.7 million recorded in 2005 above such provisions recorded in 2004.

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

Selling, general and administrative

Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 29.6% for 2005 and 27.0% for 2004. Selling, general and administrative expenses for 2005 include $6.4 million in incremental charges associated with the 2005 Business Review, consisting principally of $4.1 million in severance and employment related charges, $1.2 million in unrecoverable prepaid sales taxes associated with slow moving inventory and the expiration of utilization periods, $1.0 million of future rent charges resulting from vacating a building located in Phoenix Arizona, as a result of reductions in personnel. In addition, 2005 selling, general and administrative expenses include a charge of $1.4 million for legal contingencies for certain tax cases covered under an amnesty program in Brazil. Excluding these charges of $7.7 million, selling, general and administrative expenses totaled $65 million compared to $65.2 million in 2004. Selling expenses are expected to trend downward into 2006 since the full effects of the cost reductions surrounding personnel changes will be recognized for all of 2006, versus only partially in 2005.

Interest income, interest expense, and foreign currency

We recognized $2.7 million in interest income during 2005 compared to $1.2 million in 2004. This increase is principally attributable to higher average cash, cash equivalent, and short-term investments balances maintained throughout 2005 compared to 2004 and increasing yields on our cash investments. We incurred interest expense of $0.8 million in 2005 compared to $1.4 million in 2004. The decline in interest expense is primarily due to the continued decline in our long-term debt, and the reduction in amortization of debt issuance costs, as the majority of costs were fully amortized as of July 2004. Foreign currency loss for 2005 was $1.3 million compared with $1.9 million in 2004. The decrease in foreign currency expense is principally attributable to the stabilization and slight strengthening of the U.S. dollar against our foreign currency exposures compared to 2004.

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

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit and/or other debt facilities. During 2006, our primary source of cash was cash generated by our operations as well as cash received from the exercise of employee stock options and the sale of real property. We had no borrowings under our revolving line of credit during 2006.

Cash flows from continuing operations

Cash provided by operating activities is net income (loss) from continuing operations adjusted for non-cash items and changes in operating assets and liabilities. Cash used in continuing operating activities totaled $6.3 million for 2006 compared to cash used in operations of $3.8 million for 2005, a year over year decline of $2.5 million. The 2006 amount includes $2.0 million in cash expenses associated with the 2005 Business Review, and the 2005 amount included $6.6 million of cash expenses associated with the 2005 Business Review. Exclusive of the 2005 Business Review expenditures, the decline in cash used in operations amounts to $7.1 million and is principally related to changes in operating assets and liabilities offset by net income.

Changes in operating assets and liabilities and the related impact on our operating cash flows consist of the following:

	2006	2005	Change

Accounts receivable	$(3,641)	$8,201	$(11,842)
Inventories	(15,559)	(15,057)	(502)
Accounts payable	4,638	(8,294)	12,932
Other	(9,966)	3,070	(13,036)

Increase (decrease) in operating assets and liabilities	$(24,528)	$(12,080)	$(12,448)

The decrease in cash attributed to the increase in accounts receivable on relatively the same revenue base is generally associated with an increase in days sales outstanding due to extended payment terms for certain high credit rated customers which was offset by an increase in accounts payable as part of our cash management activities. Cash has also been significantly impacted due to increases in inventory levels primarily resulting from carrying components on the new 32-bit line of products along with our legacy 8-bit line of products and ordering in anticipation of sales forecasts to reduce expediting and other delivery costs. Other changes represents decreases in accrued payroll and related expenses, sales and other taxes and other liabilities as we paid down and made settlements on certain accruals existing at the end of 2005.

Cash flows from investing activities

Investing cash flows consist principally of capital expenditures and the net changes in cash associated with our investment of excess cash generated by operations or proceeds from liquidations of investments to fund operations, acquire capital assets or businesses and use in financing related activities such as the purchase of treasury stock or pay down of long-term debt. Cash provided by investing activities was $0.6 million in 2006 compared to $7.6 million in 2005.

Exclusive of the asset acquisition using $8.3 million in cash and the sale of the real property which provided $5.2 million in cash, the change is related to increased capital expenditures primarily for computer related upgrades and new implementations as well as investment activities surrounding the transfer of cash between investments held in cash equivalent accounts such as money market funds and certificates of deposit, and investments held in short-term investments such as debt and equity securities with better yields.

Capital expenditures for property, plant and equipment were $7.3 million in 2006 and $4.9 million in 2005. During 2006 and 2005, capital expenditures were principally for upgrades to computer software and hardware and equipment purchases. We intend to spend approximately $7.0 to $8.0 million over the next twelve months for capital expenditures related to computer hardware and software upgrades, manufacturing equipment such as tools and dies and communication equipment.

Cash flows from financing activities

Financing cash flows consist principally of the issuance of common stock due to the exercise of employee stock options, repayment of long-term debt, and the purchase of treasury stock. Additionally, in 2004 we received cash from the payoff of notes receivable from two former principal stockholders. There are no further related party note receivable balances.

During 2006, cash used in financing activities was $12.5 million compared to cash used in financing activities of $2.5 million in 2005. The primary reasons for the decline in cash from financing activities of $10.0 million were the early pay-off of the Company’s debt associated with its headquarter location, increased purchases of treasury stock in 2006 and fewer proceeds from the exercise of employee stock options.

Cash flows from discontinued operations (See Note 5 and Note 24)

Cash flows from discontinued operations principally relates to our 2005 fourth quarter discontinuance of our UK Lease Business and our direct-finance lease operation sold in the third quarter of 2003.

Cash flows from operations consist principally of net cash earnings from the UK Lease Business. The decrease in operating cash flows provided by discontinued operations of $7.6 million in 2006 over 2005 is the result of the sale of the UK Lease Business during the second quarter of 2006.

Cash flow generated in investing activities for 2006 of $12.1 million relate to net proceeds from the sale of the UK Lease Business.

While the cash flows from discontinued operations of $3.9 million in 2006 were significant to our change in cash and cash equivalents, we believe the absence of cash flows from discontinued operations will not cause us to be unable to meet our short-term liquidity and capital resource requirements due to our cash reserves and short-term investments together with the ability to control certain cash outlays, such as the purchase of treasury stock. Should operating results from continuing operations prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

Projected liquidity and capital resources

At December 31, 2006, working capital and cash and cash equivalents were $142.5 million and $34.2 million, respectively, compared to $143.0 million and $35.9 million at December 31, 2005, respectively. Short-term investments decreased $10.7 million from $58.0 million at December 31, 2005 to $47.2 million at December 31, 2006.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	4,764	2,022	2,161	417	164
Minimum purchase obligations(1)	28,419	28,019	400	—	—

Total	$33,183	$30,041	$2,561	$417	$164

(1)	Minimum purchase obligations include all outstanding obligations to purchase goods or services at December 31, 2006 including agreements that are cancelable without penalty and agreements which are enforceable and legally binding. We estimate that approximately 46% of the outstanding purchase obligations at December 31, 2006 are non-cancelable due to the customized nature of the order and the long lead time requirements.

Debt Amendments

In March 2006, we amended our Credit Agreement with Wells Fargo to decrease the line of credit availability to $5.0 million and extend the expiration date until March 31, 2008. At December 31, 2006, there were no amounts outstanding under the Credit Agreement.

Stock Repurchase

During August 2003, the Board authorized a stock repurchase program to allow the purchase of up to $10.0 million of our common stock. During November 2005, the Board authorized a new stock repurchase program to purchase up to an additional $20.0 million of our common stock. During March 2006, we announced the adoption of a Rule 10b5-1 plan for the repurchase of up to $5.0 million of common stock pursuant to the terms of an existing repurchase authorization.

During 2006 and 2005, we purchased 1,346,628 and 1,525,409 shares of our common stock for $10.7 and $9.2 million, respectively. There were no treasury stock repurchases during 2004. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. As of December 31, 2006, we had repurchased 2,932,037 shares of common stock at an average price per share of $6.86 under the share repurchase programs. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised.

2007 Outlook

In 2007 we intend to continue our focus on initiatives to drive profitability. Key initiatives include revenue and market share growth, expansion of our service offerings, introducing new products, improving gross margins and reducing operating expenses. We have dedicated senior management teams to specifically address and manage these key initiatives. With the continued introduction of our various products under our new Optimum product family, and the introduction of a new service expansion strategy during 2006, we believe we have a solid foundation to move forward on these key initiatives.

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

We will continue to leverage our existing cost structure on anticipated higher revenues in 2006. Many activities were examined and right-sized as part of the 2005 Business Review and we anticipate carrying our new right-sized organization into 2007, with only limited strategic capital outlays and resource additions required to achieve our 2007 business plan.

We will continue to manage our balance sheet and leverage our working capital in instances where it can help meet the objectives of our key initiatives for 2007.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2006, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.

Our investment portfolio, consisting of fixed income securities, was $47.2 million as of December 31, 2006. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2006, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

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

A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At December 31, 2006, we had foreign currency forward contracts outstanding in the amount of $2.9 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments which are recorded in earnings as foreign currency gains or losses.

We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Risk Factors — International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results” elsewhere in this Annual Report on Form 10-K.

At present, we have no material long-term debt obligations and there are no borrowings under our line of credit facility at December 31, 2006. As such, our interest rate risk is not significant with respect to existing debt.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Hypercom’s financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of other management, Hypercom conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled Internal Control — Integrated Framework.

Based on this evaluation our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is contained in this Annual Report on 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item regarding our directors, audit committee and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2007 Annual Meeting Proxy Statement (which will be filed with the SEC no later than 120 days following the Company’s fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions.

A copy of our Code of Ethics is available on our website at www.hypercom.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions, by disclosing such information on our website.

Item 11.  Executive Compensation

Information required in response to this item is incorporated by reference to our 2007 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2007 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2007 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

Item 14.	Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2007 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following the Company’s fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Annual Report:

(1) Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

(All other financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included in the financial statements)

b. The Exhibit Index is included following the Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

HYPERCOM CORPORATION

By:	/s/ William Keiper
William Keiper
Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

Signature	Title

Principal Executive, Financial and Accounting Officers

/s/ William Keiper William Keiper	Chief Executive Officer and Director

/s/ Thomas Liguori Thomas Liguori	Senior Vice President and Chief Financial Officer

Directors

* Daniel Diethelm	Director

* Phillip J. Riese	Director

* Norman Stout	Director

William Keiper, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 16th day of March, 2007, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Annual Report.

*By:	/s/ William Keiper
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hypercom Corporation

We have audited the accompanying consolidated balance sheets of Hypercom Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Hypercom Corporation changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hypercom Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Phoenix, Arizona
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hypercom Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hypercom Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hypercom Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hypercom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hypercom Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Hypercom Corporation, and the schedule listed in Item 15(a)(2), and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Phoenix, Arizona
March 14, 2007

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$34,190	$35,940
Restricted cash	201	—
Short-term investments	47,228	57,951
Accounts receivable, net of allowance for doubtful accounts of $1,934 and $3,266, respectively	52,777	48,852
Inventories	52,632	39,414
Prepaid expenses and other current assets	8,001	8,946
Deferred income taxes	691	122
Assets of discontinued operations held for sale	—	12,613

Total current assets	195,720	203,838
Property, plant and equipment, net	27,261	27,746
Intangible assets, net	5,733	3,503
Other long-term assets	8,002	3,827

Total assets	$236,716	$238,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,931	$17,721
Accrued payroll and related expenses	6,201	8,460
Accrued sales and other taxes	7,781	9,479
Product warranty liabilities	2,636	5,534
Accrued other liabilities	9,603	6,837
Deferred revenue	2,185	2,762
Income taxes payable	2,460	1,651
Current portion of long-term debt	—	8,355

Total current liabilities	53,797	60,799
Long-term debt	—	22
Deferred tax liabilities	380	341
Other liabilities	3,608	6,978

Total liabilities	57,785	68,140
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,127,205 and 52,991,959 shares outstanding at December 31, 2006 and 2005, respectively	56	55
Additional paid-in capital	247,989	238,186
Deferred compensation	—	(2,123)
Accumulated deficit	(46,365)	(53,335)
Treasury stock, 3,162,248 and 1,815,620 shares (at cost) at December 31, 2006 and 2005, respectively	(22,749)	(12,009)

Total stockholders’ equity	178,931	170,774

Total liabilities and stockholders’ equity	$236,716	$238,914

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except share data)

Net revenue:
Products	$191,286	$190,214	$192,468
Services	57,279	55,009	48,817

Total net revenue	248,565	245,223	241,285

Costs of revenue:
Products	117,756	131,326	107,473
Services	41,784	40,765	36,667
Write-off of deferred contract costs	—	—	11,305

Total costs of revenue	159,540	172,091	155,445

Gross profit	89,025	73,132	85,840

Operating expenses:
Research and development	27,706	27,555	27,188
Selling, general and administrative	60,105	72,649	65,242
In-process research and development	1,000	—	—
Gain on sale of real property	(2,953)	—	—

Income (loss) from continuing operations	3,167	(27,072)	(6,590)
Interest income	4,758	2,679	1,198
Interest expense	(1,072)	(787)	(1,412)
Foreign currency loss	(699)	(1,297)	(1,906)
Other income (expense)	(71)	(240)	13

Income (loss) before income taxes and discontinued operations	6,083	(26,717)	(8,697)
Provision for income taxes	(1,346)	(3,526)	(3,833)

Income (loss) before discontinued operations	4,737	(30,243)	(12,530)
Income (loss) from discontinued operations	2,233	(3,123)	3,868

Net income (loss)	$6,970	$(33,366)	$(8,662)

Basic income (loss) per share:
Income (loss) before discontinued operations	$0.09	$(0.58)	$(0.24)
Income (loss) from discontinued operations	0.04	(0.06)	0.07

Basic income (loss) per share	$0.13	$(0.64)	$(0.17)

Diluted income (loss) per share:
Income (loss) before discontinued operations	$0.09	$(0.58)	$(0.24)
Income (loss) from discontinued operations	0.04	(0.06)	0.07

Diluted income (loss) per share	$0.13	$(0.64)	$(0.17)

Shares used in computing net income (loss) per common share:
Basic	53,248,194	52,395,001	51,251,975

Diluted	53,965,576	52,395,001	51,251,975

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Receivables				Total
	Common Stock		Paid-in	from	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Balance	Capital	Stockholders	Compensation	Deficit	Stock	Equity
	(Dollars in thousands, except share data)

Balance as of December 31, 2003	49,930,803	50	219,983	(1,056)	(600)	(11,307)	(2,773)	204,297
Issuance of common stock	2,274,484	2	8,274	—	—	—	—	8,276
Restricted common stock issued for deferred compensation, net of cancellations	49,648	—	310	—	(310)	—	—	—
Recognition of deferred compensation, net of award reacquisitions	—	—	—	—	405	—		405
Decrease in stockholders’ receivable	—	—	—	1,056	—	—	—	1,056
Net loss	—	—	—	—	—	(8,662)	—	(8,662)

Balance as of December 31, 2004	52,254,935	52	228,567	—	(505)	(19,969)	(2,773)	205,372
Issuance of common stock	1,873,021	3	7,173	—	—	—	—	7,176
Purchase of treasury stock	(1,525,409)			—	—	—	(9,236)	(9,236)
Restricted common stock issued for deferred compensation, net of cancellations	389,412	—	2,446	—	(2,446)	—	—	—
Recognition of deferred compensation, net of award reacquisitions	—	—	—	—	828	—		828
Net loss	—	—	—	—	—	(33,366)	—	(33,366)

Balance as of December 31, 2005	52,991,959	55	238,186	—	(2,123)	(53,335)	(12,009)	170,774
Issuance of common stock	1,439,442	1	6,650	—	—	—	—	6,651
Purchase of treasury stock	(1,346,628)	—	—	—	—	—	(10,740)	(10,740)
Reclassification due to the adoption of SFAS 123R	—	—	(2,123)	—	2,123	—	—	—
Restricted common stock issued for compensation, net of forfeitures	42,432	—	—	—	—	—	—	—
Share-based compensation	—	—	5,276	—	—	—	—	5,276
Net Income	—	—	—	—	—	6,970	—	6,970

Balance as of December 31, 2006	53,127,205	$56	$247,989	$—	$—	$(46,365)	$(22,749)	$178,931

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from continuing operations:
Net income (loss) from continuing operations	$4,737	$(30,243)	$(12,530)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	4	15	529
Depreciation and amortization	7,872	7,890	8,007
Acquired in-process research and development	1,000	—	—
Amortization of discount on short-term investments	(1,303)	(1,099)	(223)
Provision for doubtful accounts	826	2,046	1,915
Provision for excess and obsolete inventory	2,342	18,539	7,922
Provision for warranty and other product charges	125	8,926	727
Foreign currency (gains) losses	(514)	(976)	74
Provision for deferred contract costs	—	—	11,305
Gain on sale of real property	(2,953)	—	—
Non-cash stock-based compensation	6,253	828	405
Non-cash write-off of intangibles and other assets	324	2,181	1,515
Deferred income tax benefit	(530)	219	—
Changes in operating assets and liabilities, net	(24,528)	(12,080)	(10,797)

Net cash provided by (used in) operating activities	(6,345)	(3,754)	8,849

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,320)	(4,916)	(5,855)
Proceeds from the sale of real property	5,190	—	—
Cash paid for acquisitions, net of cash acquired	(8,319)	—	—
Software development costs capitalized	(787)	(559)	(2,953)
Net increase in restricted cash	(201)	—	—
Purchase of short-term investments	(295,054)	(216,915)	(90,239)
Proceeds from the sale or maturity of short-term investments	307,080	230,025	37,900

Net cash provided by (used in) investing activities	589	7,635	(61,147)

Cash flows from financing activities:
Repayment of bank notes payable and other debt instruments	(8,364)	(425)	(995)
Proceeds from issuance of common stock	6,651	7,176	8,276
Purchase of treasury stock	(10,740)	(9,236)	—
Payment of receivables from stockholders	—	—	1,056

Net cash provided by (used in) financing activities	(12,453)	(2,485)	8,337
Effect of exchange rate changes on cash and cash equivalents	469	(333)	407

Net increase (decrease) in cash flow from continuing operations	(17,740)	1,063	(43,554)
Net cash provided by operating activities from discontinued operations	3,853	11,432	4,450
Net cash provided by (used in) investing activities from discontinued operations	12,137	—	(2,866)
Cash and cash equivalents, beginning of year	35,940	23,445	65,415

Cash and cash equivalents, end of year	$34,190	$35,940	$23,445

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Hypercom is headquartered in Phoenix, Arizona, where its operations include corporate administration, product development, sales and marketing, distribution, repairs and customer service. Hypercom has sales and support offices in Australia, Brazil, Chile, China, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Russia, Singapore, Spain, Sweden, Thailand, the United Arab Emirates and the United Kingdom. These sales and support offices perform sales, marketing, distribution, customer service and custom development functions. Hypercom’s primary manufacturing is performed in China with third party manufacturing operations performed in Poland. Hypercom has global product development facilities in Latvia and Singapore.

2.	Significant Accounting Policies

  Principles of Consolidation

The consolidated financial statements include the accounts of Hypercom Corporation and its wholly-owned subsidiaries (collectively, the “Company”). The Company owns 100% of the outstanding stock of all of its subsidiaries with the exception of one subsidiary in Thailand. The Company owns a controlling interest in the Thailand subsidiary and certain nominee shareholders own the remaining shares. All of the Company’s subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include collectibility of accounts receivable; determination of inventory obsolescence; expected product warranty costs; recognition and measurement of current and deferred income tax assets and liabilities; legal and tax contingency accruals; and the reductions to revenue related to sales returns. The actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

The Company considers all investment instruments, including money market accounts and certificates of deposits, with a remaining maturity of three months or less when purchased, to be cash equivalents. These investments are stated at cost, which approximates fair value.

Short-term Investments

Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase. Securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses,

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

net of tax, reported in a separate component of stockholders’ equity, if material. On an ongoing basis, the Company evaluates its debt securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge would be recorded and a new cost basis in the investment is established. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and interest and dividends on securities are included in interest income. The cost of securities sold is based upon the specific identification method. Securities classified as available for sale include both securities due within one year and securities with maturity dates beyond one year.

Fair Value of Financial Instruments

The Company values financial instruments as required by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of marketable securities is determined based on quoted market prices, which approximate fair value. The fair value of sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Allowance for Doubtful Accounts

Payment terms for product and service trade receivables generally range from 30 to 60 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due.

An allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments is maintained. Such allowance is computed based upon a specific customer account review of larger customers and balances past due. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables to the allowance for doubtful accounts.

Sales-Type Leases

Certain sales of product are made under a capital lease arrangement, recorded as a sales-type lease in accordance with SFAS No. 13, Accounting for Leases. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of the Company’s net revenues in 2006, 2005 or 2004.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

In addition, as part of the initial recording of our sales-type leases, the estimated unguaranteed residual value of the equipment is recorded. The residual value is based on industry standards and the Company’s actual experience. Residual values were recorded only for the sale-type leases in our UK Lease Business which has been sold and is reported in discontinued operations. There are no residual values recorded under sales-type leases at December 31, 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis. Reserves for estimated excess and/or obsolete inventory are recorded on a product or part level basis based upon future demand and historical usage and establish with new cost basis established for the respective item.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	15-30 years
Computer equipment and software	3-5 years
Machinery and equipment	2-10 years
Equipment leased to customers	1-5 years
Furniture and fixtures	3-10 years

Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.

Capitalized Software Development Costs

The Company capitalizes certain internal and external expenses related to developing computer software used in the products it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: (a) the detail program design has been completed and it has been determined that the necessary skills, hardware, and software technology are available to produce the product; (b) the detail program design has been traced to product specifications; and (c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases, and such costs are amortized using the straight-line method over an estimated life of one to three years. The amounts capitalized in the years ended December 31, 2006, 2005, and 2004, were $0.8 million, $0.6 million, and $3.0 million, respectively.

Goodwill

Goodwill represents the residual purchase price after allocation of the purchase price of assets acquired. Goodwill is not amortized, but is subject to an annual impairment test. This test is conducted during the fourth quarter of the Company’s fiscal year and may be performed more frequently. At December 31, 2006, the Company’s goodwill relates to its acquisition of TPI Software, LLC and is included in other long-term assets. See further discussion of this acquisition in Note 20.

Impairment of Long-Lived Assets

The Company assesses whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

Revenue Recognition

The Company recognizes revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins No. 101 and No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectibility is reasonably assured.

The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. The Company recognizes services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. In addition, we have transaction service and software revenue. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The cost of units leased under operating leases is included in the balance sheet under “Property, plant and equipment.” The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Contract Accounting

The Company recognizes revenues and estimated gross profit upon the attainment of scheduled performance milestones under the percentage-of-completion method. The Company follows this method since contracts contain well-defined performance milestones and the Company can make reasonably dependable estimates of costs to complete applicable to various stages of the contract.

Revenues subject to contract accounting have been less than 10% of total revenues for each of the fiscal years 2006, 2005 and 2004.

Product Warranty

The Company accrues for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. The Company periodically evaluates and adjusts the accrued warranty costs to the extent actual warranty costs vary from the original estimates. The Company’s warranty period typically extends from one to five years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates.

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

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all share-based

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented, or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Results for prior periods have not been restated.

Foreign Currency

All of the Company’s foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from remeasurement are included in current earnings. Monetary assets and liabilities denominated in local currency are remeasured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2006, 2005, and 2004 the Company recorded net gains on re-measurement of less than $0.1 million, $0.7 million, and less than $0.1 million, respectively. For the same periods, the Company recorded net losses on transactions denominated in foreign currencies of $0.7 million, $2.0 million, and $1.9 million, respectively. These amounts are included in the results of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 17 regarding the valuation reserve against the Company’s deferred tax assets.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Income (Loss) Per Share

Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. In 2006, potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

dilutive loss per share as their impact would be anti-dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share in the respective years:

	2006	2005	2004

Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,248,194	52,395,001	51,251,975
Effect of dilutive stock options and warrants	717,382	—	—

Shares used in diluted income (loss) per share calculation	53,965,576	52,395,001	51,251,975

Options and warrants are not included in the computation because they were anti-dilutive amounted to 6,368,871 and 9,941,747 for the years ended December 31, 2005 and 2004, respectively.

Derivative Financial Instruments

The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.

Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of our net investment in foreign operations. The primary objective of our hedging strategy is to protect our net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. During 2006 and 2005, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the United Kingdom, Chile, Australia and Sweden. The U.S. dollar amount of the contracts at December 31, 2006 and 2005 was $2.9 million and $23.3 million, respectively. The total payable recorded under the contracts is reflected in accrued liabilities and was less than $0.1 million as of December 31, 2006 and 2005.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of short-term investments is determined based on quoted market prices, which approximate fair value. The fair value of sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS 109 and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to uncertainties in income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 on January 1, 2007 will have on its consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

3.	Reclassification

Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation, including the results of operations and cash flows of the Company’s discontinued operations.

During the fourth quarter of 2006, the Company reclassified certain revenue generating activities from product and other revenue into service revenues. The activities reclassified principally relate to repair services performed primarily on a return to factory basis, application software development, and transaction management software. The

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

reclassification was applied to all previous years and did not change net revenues or total costs of revenues. The effects of the reclassification are summarized as follows:

	December 31
	2006	2005	2004

As previously reported:
Net revenue:
Product	$209,622	$210,963	$214,239
Services	38,943	34,260	27,046

Total net revenue	248,565	245,223	241,285
Costs of revenue:
Product	130,683	144,649	123,419
Services	28,857	27,442	20,721
Write-off of deferred contract costs	—	—	11,305

Total costs of revenue	159,540	172,091	155,445

Gross Margin	$89,025	$73,132	$85,840

As reclassified:
Net revenue:
Product	$191,286	$190,214	$192,468
Services	57,279	55,009	48,817

Total net revenue	248,565	245,223	241,285
Costs of revenue:
Product	117,756	131,326	107,473
Services	41,784	40,765	36,667
Write-off of deferred contract costs	—	—	11,305

Total costs of revenue	159,540	172,091	155,445

Gross Margin	$89,025	$73,132	$85,840

Changes:
Net revenue:
Product	$(18,336)	$(20,749)	$(21,771)
Services	18,336	20,749	21,771

Total net revenue	—	—	—
Costs of revenue:
Product	(12,927)	(13,323)	(15,946)
Services	12,927	13,323	15,946
Write-off of deferred contract costs	—	—	—

Total costs of revenue	—	—	—

Gross Margin	$—	$—	$—

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

4.	Business Review and Restructuring Charges

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

As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were recorded in 2005 of which $19.0 million were incurred during the year ended December 31, 2005. The following table sets forth the restructuring costs identified in conjunction with the 2005 Business Review, the actual costs

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

incurred through December 31, 2006 and the ending accrued liability balance at December 31, 2006 (dollars in thousands):

	Total Costs	Costs	Costs	Accruals	Balance at
	Expected to be	Incurred	Incurred	Reversed	December 31,
	Incurred	During 2005	During 2006	During 2006	2006

Costs of revenues:
Warranty charges and product replacement accruals(a)	$7,374	$3,832	$1,294	$1,408	$840
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—	—	—
One-time termination benefits and related employment costs	469	351	118	—	—

Total costs of revenue charges	19,954	16,294	1,412	1,408	840

Operating expenses:
One-time termination benefits and related employment costs	3,370	2,551	623	196	—
Idled facility lease charge(b)	1,013	195	267	—	551

Total operating expenses	4,383	2,746	890	196	551

Total charges	$24,337	$19,040	$2,302	$1,604	$1,391

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2007. Two customers that agreed to participate in the trade-in program in June 2005 for the replacement of certain electronic payment equipment ultimately opted out of the program. Accordingly, the Company reduced its product warranty liabilities by $1.4 million in June 2006 upon the expiration of the program.

(b)	The idled facility lease charge accrued liability is recorded in current accrued liabilities ($0.2 million) and other long-term liabilities ($0.4 million) based on the timing of the projected lease payments that are scheduled through 2011.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

5.	Discontinued Operations

The income (loss) from the Company’s discontinued operations for the years ended December 31, 2006, 2005 and 2004 include the following (dollars in thousands):

	2006	2005	2004

United Kingdom Lease Business:
Net revenues	$3,230	$14,355	$13,870
Cost of revenues	1,195	9,531	7,614

Gross profit	2,035	4,824	6,256
Selling, general and administrative expenses	(1,020)	(1,397)	(1,071)
Foreign currency loss	(343)	(340)	(1,317)
Loss on asset impairment	—	(6,609)	—
Gain on Sale	1,561	—	—

	2,233	(3,522)	3,868
Golden Eagle Leasing	—	399	—
Income (loss) from discontinued operations	$2,233	$(3,123)	$3,868

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

The assets of the UK Lease Business’ discontinued operations held for sale consist of the following at December 31, 2005 (dollars in thousands):

2005

Prepaid expenses and other current assets	$57
Net investment in sales-type leases	10,782
Property, plant and equipment, net	475
Other assets	1,299

Assets of discontinued operations held for sale	$12,613

Golden Eagle Leasing

During the first quarter of 2005, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Golden Eagle Leasing purchase and sale agreement.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

6.	Restricted Cash

The Company’s restricted cash balance of $0.2 million at December 31, 2006 consists of foreign irrevocable letters of guarantee required by two customers.

7.	Sale of Real Property in Hong Kong

During September 2006, the Company completed the sale of its real property in Hong Kong for $5.2 million. The Company received deposits totaling $0.5 million on the sale in the second quarter of 2006 and the balance of $4.7 million in September 2006. The Company recorded a gain of $3.0 million on the sale in the third quarter of 2006. This amount has been included as a separate line within operating expenses.

8.	Short-term Investments

The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of December 31, 2006 and 2005, amortized cost of the Company’s short-term investments equaled fair market value. Accordingly, there were no unrealized gains and losses as of December 31, 2006 and 2005.

Proceeds from the sale of available-for-sale securities amounted to $307.1 million, $230.0 million and $37.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized gains and losses from the sale of available-for-sale securities were not material for the years ended December 31, 2006 and 2005.

The Company’s short-term investments consisted of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Municipal debt securities	$10,400	$10,500
U.S. government and agency debt securities	5,977	23,439
Corporate debt securities	23,001	10,012
Preferred equity securities	7,850	14,000

	$47,228	$57,951

At December 31, 2006, all of the Company’s U.S. government and agency debt securities mature within calendar year 2007. All other short-term investments consist of commercial papers and Auction Rate securities that may have maturity dates exceeding 5 years, however, they reset in 7, 28 or 35-day intervals. Based on the frequency of the auction reset periods, the fair market value approximates cost.

9.	Inventories

Inventories consist of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Purchased parts	$24,367	$24,118
Work in progress	6,008	3,609
Finished goods	22,257	11,687

	$52,632	$39,414

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

10.	Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Land and improvements	$4,743	$4,743
Buildings	12,753	15,133
Computer equipment and software	23,956	20,656
Machinery and equipment	27,143	23,318
Equipment leased to customers	1,004	1,195
Furniture and fixtures	4,945	4,803
Leasehold improvements	3,118	3,156
Construction in process	375	448

	78,037	73,452
Less accumulated depreciation	(50,776)	(45,706)

	$27,261	$27,746

Depreciation expense from continuing operations, which includes depreciation for assets under capital lease, was $6.3 million, $6.7 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

11.	Intangible Assets

Intangible assets consist of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Capitalized software	$5,668	$5,039
Unpatented technology	2,300	—
Other	884	24

	8,852	5,063
Less accumulated amortization	(3,119)	(1,560)

	$5,733	$3,503

During 2005, the Company recorded a $0.4 million charge to write-off other intangible assets that management determined had no future value.

Amortization expense related to intangible assets used in continuing operations was $1.6 million, $1.1 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Based on the intangibles assets recorded at December 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $1.4 million for 2007, $1.0 million for 2008, $0.6 million for 2009, and $0.5 million for 2010.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

12.	Product Warranty

The following table reconciles the changes to the product warranty liability for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Balance at beginning of period	$5,534	$1,434
Warranty charges to normal operations	1,533	1,552
Warranty (reversal)/charges related to the 2005 Business Review	(1,408)	7,374
Utilization of warranty liability	(3,023)	(4,826)

Balance at end of period	$2,636	$5,534

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

Deferred revenue associated with the Company’s extended warranty programs was $1.8 million and $1.1 million at December 31, 2006 and 2005, respectively.

13.	Long-term Debt

Debt Instruments

Long-term debt consists of the following at December 31, 2005 (dollars in thousands):

2005

Floating Rate Option Note payable to a bank: Note is payable in semi-annual installments plus interest at a variable rate, due April 1, 2019; collateralized by unconditional, irrevocable, direct pay letter of credit	$8,327
Other	50

8,377
Current portion of long-term debt	(8,355)

Long-term debt	$22

In April 2006, the Company fully repaid the outstanding balance of $8.2 million under its Floating Rate Option Note payable to Bank One, Arizona.

On March 31, 2006, the Company entered into a line of credit agreement with a bank, pursuant to which the Company has access to a $5.0 million line of credit. Borrowings under the line of credit agreement are fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings will bear interest at a rate set forth in each promissory note issued at the time of the advance. The Credit Agreement contains customary default provisions and will expire on March 31, 2008.

14.	Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in APB No. 25. Under APB No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

assuming compensation cost had been recognized in accordance with SFAS 123. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method.

The consolidated statements of operations for the year ended December 31, 2006 reflects share-based compensation expense of $6.3 million, including $1.0 million of payroll tax paid on behalf of employees that received stock awards. Of this amount, the Company allocated $0.2 million; $0.9 million and $5.2 million to cost of goods sold; research and development; and selling, general and administrative expenses, respectively, based on the department to which the associated employee reported. The Company recognized share-based compensation expense of $0.8 million in selling, general and administrative expense for the year ended December 31, 2005 in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The effect of SFAS 123R reduced income before income tax expense and net income for the year ended December 31, 2006 by $3.9 million. As a result, basic and diluted earnings per share were reduced by $0.07 each. As of December 31, 2006 total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $5.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

Stock Options

At December 31, 2006, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method prescribed by Financial Accounting Standard Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, (“FIN 28”) rather than the straight-line method.

A summary of stock option activity within the Company’s share-based compensation plans and changes for the year ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
				(In Thousands)

Outstanding at December 31, 2006	3,726,642	8.04	6.18	$1,880

Vested and expected to vest at December 31, 2006	3,496,209	$8.01	5.99	$1,857

Exercisable at December 31, 2006	2,249,506	$7.77	4.31	$1,732

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.9 million, $3.8 million and $5.1 million, respectively.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	2006	2005	2004

Weighted average risk free interest rate	4.8%	4.1%	3.2%
Expected life of the options (in years)	5.48	5.77	6.98
Expected stock price volatility	67%	75%	86%
Expected dividend yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the years ended December 31, 2006, 2005 and 2004 was $5.90, $4.11 and $5.07, respectively.

The following table illustrates the effect on net loss and net loss per common share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R (amounts in thousands, except per share data and weighted average shares):

	2005	2004

Net loss, as reported	$(33,366)	$(8,662)
Add stock-based employee compensation expense included in reported net loss	828	405
Deduct total stock-based employee compensation expense determined under fair value methods for awards	(2,837)	(2,680)
Add reversal of stock-based compensation expense for options forfeited prior to vesting	2,694	266

Pro forma net loss	$(32,681)	$(10,671)

Net loss per share:
Basic, as reported	$(0.64)	$(0.17)
Basic, pro forma	$(0.62)	$(0.21)
Diluted, as reported	$(0.64)	$(0.17)
Diluted, pro forma	$(0.62)	$(0.21)
Weighted average shares used in pro forma computation:
Basic	52,395,001	51,251,975
Diluted	52,395,001	51,251,975

Restricted Stock Awards

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Employee Stock Purchase Plan

Under SFAS 123R, the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the year ended December 31, 2006, the Company recorded compensation expense of $78,000 related to the Purchase Plan.

15.	Stockholders’ Equity

During 1997, the Company’s Board of Directors (the “Board”) approved the Hypercom Corporation Long-Term Incentive Plan which was amended in 2001 (the “1997 Plan”), to allocate a total of 6,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of incentive “stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over three to five years) and expire ten years after the date of grant.

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

Stock Options

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	4,321,744	$6.88	8,610,291	$6.75	10,056,327	$6.26
Granted	1,083,500	9.54	1,041,500	6.08	212,500	8.38
Exercised	(1,060,942)	4.38	(1,811,639)	3.83	(1,492,686)	3.44
Cancellations	(617,660)	8.73	(3,518,408)	7.89	(165,850)	8.92

Ending balance outstanding	3,726,642	$8.04	4,321,744	$6.88	8,610,291	$6.75

Exercisable at end of year	2,249,506	$7.77	3,227,802	$7.13	7,056,279	$6.98

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price

$ 2.46 - 3.50	424,375	4.18	$3.49	421,875	$3.49
$ 3.52 - 5.28	371,673	6.26	4.83	277,158	4.69
$ 5.48 - 6.25	373,750	7.00	6.08	244,166	6.09
$ 6.28 - 9.29	877,250	8.47	7.19	242,832	6.71
$ 9.31 - 9.38	267,500	3.10	9.37	267,500	9.37
$ 9.40 - 10.00	325,100	2.60	9.65	262,460	9.59
$10.25 - 14.88	1,086,994	5.98	11.46	533,515	12.31

	3,726,642			2,249,506

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding in 2006, 2005, and 2004 was approximately $1.4 million, $0.8 million and $0.4 million, respectively. As of December 31, 2006, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $1.2 million, which is expected to be recognized over a weighted-average period of less than one year. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

A summary of nonvested restricted stock activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Weighted
		Average
	Nonvested Shares	Grant Date Fair
	Outstanding	Value per Share

Balance at December 31, 2003	124,224	4.83
Shares granted in 2004	60,000	6.00
Shares vested in 2004	(56,936)	4.83
Shares forfeited in 2004	(10,352)	4.83

Balance at December 31, 2004	116,936	5.43
Shares granted in 2005	464,000	6.20
Shares vested in 2005	(104,348)	4.78
Shares forfeited in 2005	(74,588)	6.04

Balance at December 31, 2005	402,000	6.38
Shares granted in 2006	92,432	8.40
Shares vested in 2006	(102,000)	6.36
Shares forfeited in 2006	(50,000)	6.42

Balance at December 31, 2006	342,432	$6.92

The total fair value of restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $0.6 million $0.5 million, and $0.3 million, respectively.

Stock Warrants

During April 2004, the Company issued 742,257 shares of common stock, par value $0.001 per share, upon the conversion of 742,257 Series C Warrants at an exercise price of $3.91 per share. Proceeds from the conversion amounted to $2.9 million.

During July 2006, the Company issued 319,858 shares of common stock, par value $0.001 per share, upon the conversion of 319,858 Series D Warrants at an exercise price of $5.21 per share. Proceeds from the conversion amounted to $1.7 million.

There are no other warrants outstanding at December 31, 2006.

Employee Stock Purchase Plan

During September 1997, the Board adopted and the stockholders of the Company approved the Purchase Plan. The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2006, 2005, and 2004 the Company sold 58,642, 61,382 and 49,889 shares to employees at weighted average prices of $5.88, $4.54 and $4.99, respectively.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Directors’ Stock Plan

During September 1997, the Board adopted and the stockholders of the Company approved the Hypercom Corporation Nonemployee Directors’ Stock Option Plan (the “Director Plan”). The Director Plan is administered by a committee appointed by the Board and provides for an initial grant to each Nonemployee Director of an option to purchase 15,000 shares of Common Stock; thereafter, each Nonemployee Director will receive an annual grant of options to purchase 15,000 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Director Plan may not exceed 600,000, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Director Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, and/or previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price.

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

During 2006 and 2005, the Company purchased 1,346,628 and 1,525,409 shares of its common stock for $10.7 and $9.2 million, respectively. There were no treasury stock repurchases during 2004. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. As of December 31, 2006, the Company had repurchased 2,932,037 shares of common stock at an average price per share of $6.86 under the share repurchase programs. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2006 and 2005, there were no preferred shares outstanding.

16.	Brazilian Health Ministry Contract

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

anticipation of recognizing contract revenue. Deferred contract costs were reported within other current assets and other long-term assets and treated as normal costs of contract performance.

During April 2004, the final maintenance phase of the contract expired and the Brazilian Health Ministry informed the Company of their intent to extend the maintenance element of the contract. However, no formal agreement had been entered into regarding the extension of the maintenance element of the contract and no official authoritative answer had been received regarding the pending claim. The Company believed that the delay in payment and extension of the maintenance element of the contract related to an alleged internal scandal within the Brazilian Health Ministry, which the Company believes is unrelated to the Company or the Company’s pending claim, but nevertheless, casts doubt and concern over the ability to recover, timely, the amounts owed under the contract. Accordingly, due to the lack of timely acknowledgement and acceptance of the pending claim, the expiration of the contract during April 2004 and the delay in the negotiation of the extension of the maintenance element of the contract, the Company recorded a $12.9 million charge to operations during the second quarter of 2004 for all remaining amounts recorded under the contract. The charge consisted of an $11.3 million write-off of deferred contract costs, recorded in cost of revenues and presented separately in the statement of operations, and a $1.6 million reserve against accounts receivable, that was recorded in selling expense. Since the second quarter 2004, the Company has received $1.6 million from the Brazilian Health Ministry, and, accordingly, the $1.6 million accounts receivable reserve was reversed during the second half of 2004. The Company continues to perform maintenance for the Brazilian Health Ministry and all costs related to the maintenance incurred after June 30, 2004 have been expensed as incurred. These costs are not material for all periods presented.

The Company is actively pursuing discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. The Company collected $0.9 million in 2006 and no amounts were collected from Brazil Health Ministry during 2005 or in the six months ended December 31, 2004.

17.	Income Taxes

Income (loss) before income taxes and discontinued operations consists of the following for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004

Income (loss) before income taxes and discontinued operations:
United States	$(18,952)	$(14,645)	$1,048
Foreign	25,035	(12,072)	(9,745)

	$6,083	$(26,717)	$(8,697)

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows (dollars in thousands):

	2006	2005	2004

Current:
State	$3	$(5)	$59
Foreign	813	3,312	3,774

	816	3,307	3,833
Deferred — Foreign	530	219	—

Total	$1,346	$3,526	$3,833

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

A reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Tax expense (benefit) at the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	0.0	0.0	(0.7)
Foreign taxes	(119.7)	(28.9)	(81.5)
Tax credits	0.0	3.0	5.9
Translation gain	19.7	2.6	2.1
Change in valuation allowance	85.0	(24.8)	(27.0)
UK loss recapture	0.0	0.0	23.1
Other	1.6	(0.1)	(1.0)

Effective tax rate	21.6%	(13.2)%	(44.1)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006	2005

Deferred tax assets (liabilities), current:
Inventory valuation and reserves	$2,447	$3,785
Compensation accruals	1,059	1,059
Allowance for doubtful accounts	37	549
Foreign, net	1,895	3,757
Other	15	9
Valuation allowance	(4,762)	(9,037)

Deferred tax assets, current	$691	$122

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards - United States	$26,662	$19,999
Tax loss carry forwards - Foreign	23,581	23,229
Intangibles	201	179
Property, plant and equipment	103	106
Foreign	(380)	(341)
Other	6,035	6,212
Valuation allowance	(56,582)	(49,725)

Net deferred tax liabilities, non-current	$(380)	$(341)

For the year ended December 31, 2006, the Company’s valuation allowance increased by $2.6 million, primarily related to a loss from operations in the United States. The Company does not believe it is more likely than not that it will be able to realize the majority of its deferred tax asset through expected future taxable profits and has recorded a full valuation allowance for all U.S. Federal and State deferred tax assets and primarily all foreign deferred tax assets. The valuation allowance is subject to reversal in future years at such time the benefits are

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

actually utilized or, the operating profits become sustainable at a level that meets the recoverability criteria under SFAS 109, Accounting for Income taxes (“SFAS 109”).

At December 31, 2006, the Company has a gross deferred tax asset of $26.7 million associated with its U.S. Federal and State tax net operating loss carryforwards of $166.5 million. The U.S. Federal and State net operating loss carryforwards will begin to expire in 2019 through 2026 if not previously utilized.

As of December 31, 2006, the Company has a gross deferred tax asset of $23.6 million associated with foreign net operating loss carryforwards of $73.9 million. The foreign net operating loss carryforwards begin to expire in various periods if not previously utilized.

It is the Company’s policy to establish reserves for taxes that may become probable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon its assessment of exposure associated with permanent tax differences, tax credits, and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserves.

The Company does business in a number of different countries. Tax authorities may scrutinize the various structures employed by the Company in these countries. The Company believes that it maintains adequate tax reserves, including its valuation allowance, to offset the potential liabilities that may arise upon audit in these countries. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense or reduction of the Company’s valuation allowance would result. In addition, any potential tax liabilities that may arise upon audit could affect the individual items that comprise the Company’s deferred tax asset balance.

18.	Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions to the 401(k) Plan in amounts at the discretion of management. The employer contribution for the years ended December 31, 2006, 2005 and 2004 was $0.1 million, $0.1 million and $0.3 million, respectively.

19.	Commitments and Contingencies

The Company had $0.6 million and $4.1 million accrued at December 31, 2006 and December 31, 2005, respectively, for commitments and contingencies.

Lease Commitments

The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

Future minimum payments under operating leases for the years ending December 31 are as follows (dollars in thousands):

2007	$2,022
2008	1,438
2009	723
2010	417
2011	164

$4,764

Rental expense from continuing operations amounted to $3.0 million, $2.9 million and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Litigation

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

International Taxes

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in the Company recording a benefit or expense in the period for which it makes a final determination.

20.	Business Acquisitions

On December 14, 2006, the Company acquired the technology and assets of TPI Software, LLC (“TPI”), a provider of personal computer and enterprise server-based credit/debit/gift card, EBT, automated clearing house and electronic check processing software. The purchase price was $8.5 million in cash, of which $1.4 million is being held by a third party escrow company pending the resolution of certain contingencies related to the validity and accuracy of the representations and warranties by the selling principals over a stated period of time and the achievement of software development goals related to the creation of a new wireless gateway using the core technology acquired by the Company. This amount is included in non-current other assets. Approximately $0.2 million of the purchase price has been recorded as payment of compensation in advance, and will be amortized into operating expenses over the contingency period. In addition to the purchase price, the Company paid for acquisition-related costs, including professional fees that amounted to less than $0.1 million.

The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of TPI’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Proforma financial information is not presented since the historical operating results of TPI were not significant when compared to those of the Company.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of $1.0 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.”

An allocation of approximately $2.7 million of the purchase price was made to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets and is included in other long-term assets. TPI was in its early stages of operation and did not have the Company’s capabilities in manufacturing, marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired. The Company expects to be able to utilize the acquired technologies in its other products separate from those acquired from TPI. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes.

An allocation of $3.2 million of the purchase price was made to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of two to ten years.

21.	Concentrations of Credit and Other Risks

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

The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among five to ten customers. The Company’s top five customers amounted to 25.9%, 31.6% and 28.5% of the Company’s total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. These same five customers accounted for 21.4% and 22.3% of the Company’s net accounts receivable balance at December 31, 2006 and 2005, respectively. Sales to the Company’s largest customer totaled 10.8%, 12.1% and 10.8% of total revenues in 2006, 2005 and 2004, respectively.

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
December 31, 2006

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

The Company maintained significant accounts receivable balances in the Europe and Latin America regions, comprising 61.9% and 51.5%, respectively, of the Company’s net accounts receivable balance at December 31, 2006 and 2005. These balances are subject to the economic risks inherent to those regions.

22.	Subsequent Events

Business Acquisition

On February 8, 2007, the Company acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support and help desk services for point-of-sale equipment in Australia. The purchase price was approximately $12.3 million, of which $0.9 million is being held by a third party escrow company pending the resolution of certain contingencies. The acquisition will be accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of ACG’s operations will be included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Proforma financial information will not be presented since the historical operating results of ACG are not significant when compared to those of the Company.

Sale of Headquarter Facilities

In February 2007, the Company listed its headquarter facilities, located in Phoenix, Arizona, for sale and will seek new lease facilities in Phoenix in 2007. The net book value of the headquarter facilities at December 31, 2006 was $11.7 million and it is included in property, plant and equipment. The facilities will be classified as an asset held for sale in accordance with SFAS 144, Long-Lived Assets to Be Disposed Of by Sale, in 2007.

23.	Segment, Geographic, and Customer Information

Segment

The Company’s continuing operations consist solely of one business segment: electronic payment products and services. The electronic payment products and services business segment develops, manufactures, markets, and supports products and transaction-network systems that automate electronic payment transactions at the point of

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

sale in merchant establishments as well as supporting non-payment applications and new markets, including government, education and healthcare.

Geographic

Net revenues to external customers are based on the location of the customer. Geographic information as of and for each of the years ended December 31, 2006, 2005 and 2004 is presented in the table below (dollars in thousands):

				Europe,
				Middle
	North America	Latin America	Asia/Pacific	East and Africa	Total

2006:
Revenues	$80,860	$64,715	$35,514	$67,476	$248,565
Long-lived assets	28,321	7,874	2,522	2,279	40,996
2005:
Revenues	$96,681	$49,763	$40,219	$58,560	$245,223
Long-lived assets	19,510	5,595	4,815	5,156	35,076
2004:
Revenues	$82,375	$44,033	$43,006	$71,871	$241,285
Long-lived assets	20,555	7,159	4,260	7,584	39,558

Customer

The Company had one customer that accounted for 10.8% and 12.1% of its net revenues for the years ended December 31, 2006 and 2005, respectively. No other customers accounted for 10% or more of the Company’s revenues during 2006 and 2005 and no customer accounted for 10% or more of the Company’s revenues during 2004.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

24.	Supplemental Cash Flow Information

	2006	2005	2004
	(In thousands)

Changes in operating assets and liabilities:
Accounts receivable	$(3,641)	$8,201	$(8,059)
Net investment in sales-type leases	—	—	373
Inventories	(15,559)	(15,057)	(11,634)
Income tax receivable	—	—	—
Prepaid expenses and other current assets	2,153	2,967	(315)
Other assets	(600)	(774)	(205)
Accounts payable	4,638	(8,294)	4,925
Accrued payroll and related expenses	(3,653)	51	687
Accrued sales and other tax	(2,101)	1,843	497
Accrued liabilities	(1,929)	(2,632)	(391)
Deferred revenue	(669)	52	1,410
Income taxes payable	608	(1,708)	1,495
Other liabilities	(3,775)	3,271	420

Net decrease in operating assets and liabilities	$(24,528)	$(12,080)	$(10,797)

Cash paid during the year by continuing operations:
Interest	$(575)	$(786)	$(879)

Income taxes	$(1,823)	$(4,298)	$(3,569)

Noncash investing activities:
Changes in accounts payable related to the purchase of property, plant and equipment	$116	$166	$—

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

Year 2006

The net cash provided by operating and investment activities for the year ended December 31, 2006 relates to the UK Lease Business and is primarily due to $3.9 million of net cash earnings from the leasing operations and $12.1 million of proceeds from the sale of the business on May 31, 2006.

Year 2005

The net cash provided by operating activities for the year ended December 31, 2005 of $11.4 million relates to the UK Lease Business and is primarily due to $7.4 million of net cash earnings from leasing operations and a $4.0 million decrease in other operating assets as the lease portfolio matures.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

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

25.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2006 and 2005. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (dollars in thousands, except per share data).

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(A)	Quarter	Quarter(B)	Year(C)

2006:
Net revenue	$60,969	$66,144	$56,669	$64,783	$248,565
Gross profit	$23,519	$27,394	$18,922	$19,190	$89,025
Income (loss) before discontinued operations	$2,789	$4,210	$473	$(2,735)	$4,737
Income (loss) from discontinued operations	349	2,018	(127)	(7)	2,233

Net income (loss)	$3,138	$6,228	$346	$(2,742)	$6,970

Basic income (loss) per share:
Continuing operations	$0.05	$0.08	$0.01	$(0.05)	$0.09
Discontinued operations	0.01	0.04	0.01	—	0.04

Net income (loss)	$0.06	$0.12	$0.01	$(0.05)	$0.13

Diluted income (loss) per share:
Continuing operations	$0.05	$0.08	$0.01	$(0.05)	$0.09
Discontinued operations	0.01	0.03	0.01	—	0.04

Net income (loss)	$0.06	$0.11	$0.02	$(0.05)	$0.13

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

	First	Second	Third	Fourth	Fiscal
	Quarter(D)	Quarter(E)	Quarter	Quarter(F)	Year(D)

2005:
Net revenue	$50,433	$60,154	$66,547	$68,089	$245,223
Gross profit	$16,537	$7,733	$25,479	$23,383	$73,132
Income (loss) before discontinued operations	$(11,647)	$(18,149)	$2,845	$(3,292)	$(30,243)
Income (loss) from discontinued operations	2,007	1,493	656	(7,279)	(3,123)

Net income (loss)	$(9,640)	$(16,656)	$3,501	$(10,571)	$(33,366)

Basic and diluted income (loss) per share:
Continuing operations	$(0.22)	$(0.35)	$0.05	$(0.06)	$(0.58)
Discontinued operations	0.04	0.03	0.02	(0.14)	(0.06)

Net income (loss)	$(0.18)	$(0.32)	$0.07	$(0.20)	$(0.64)

(A)	During the 2006 second quarter, the Company had a $1.6 million gain on the sale of our UK Lease Business which was disposed of effective May 31, 2006.

(B)	During the 2006 fourth quarter, the Company acquired TPI and incurred in a one-time charge of $1.0 million for the acquired in-process research and development.

(C)	Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the fiscal year amount.

(D)	During the 2005 first quarter, the Company incurred charges totaling $5.1 million as a result of actions taken during the 2005 Business Review. The following is a summary of the 2005 Business Review charges recorded in the 2005 first quarter:

•	$0.7 million for charges related to negotiated warranty work;

•	$2.1 million for write-downs of inventory primarily for products at or near end-of-life;

•	$1.5 million for severance and related employment provisions related to certain executives and other employees; and

•	$0.8 million for other individually immaterial charges and provisions.

(E)	During the 2005 second quarter, the Company incurred charges totaling $16.0 million as a result of actions taken during the 2005 Business Review. The following is a summary of the 2005 Business Review charges recorded in the 2005 second quarter:

•	$4.8 million for replacement cost provisions related to electronic payment equipment that the Company elected to provide certain customers;

•	$1.3 million for charges related to additional negotiated warranty work;

•	$7.1 million for write-downs of inventory primarily for products at or near end-of-life;

•	$2.2 million for severance and related employment provisions related to certain executives and other employees and the elimination of certain executive benefits; and

•	$0.6 million for other individually immaterial charges and provisions.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2006

(F)	During the fourth quarter of 2005, the Company incurred charges totaling $6.6 million as a result of actions taken during the 2005 Business Review. The following is a summary of the 2005 Business Review charges recorded in the 2005 fourth quarter:

•	$0.6 million for charges related to additional negotiated warranty work;

•	$2.9 million for write-downs of inventory primarily for products at or near end-of-life;

•	$1.0 million for future rent charges in excess of estimated sublet recoveries on a vacated building:

•	$1.6 million for severance and related employment provisions related to certain executives and other employees; and

•	$0.5 million for other individually immaterial charges and provisions.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charges to
		Costs and
	Balance at	Expense in	Charges to
	Beginning	Continuing	Other	Deductions	Balance at
	of Period	Operations	Accounts	(A)	End of Period
	(Dollars in thousands)

Year Ended December 31, 2006:
Allowance for doubtful accounts	$3,266	$826	$—	$(2,158)	$1,934
Year Ended December 31, 2005:
Allowance for doubtful accounts	$2,390	$2,046	$—	$(1,170)	$3,266
Year Ended December 31, 2004:
Allowance for doubtful accounts	$993	$1,915	$—	$(518)	$2,390

(A) Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
3.2	—	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K dated October 31, 2006)
4.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.1	—	Lease, as amended, dated June 14, 1996, by and between Estes-Samuelson Partnership and Hypercom, Inc. (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.2	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440))†
10.3	—	Amended and Restated Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)†
10.4	—	Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181))†
10.5	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97179))†
10.6	—	Amendment to the Hypercom Corporation Nonemployee Directors’ Stock Option Plan (Incorporated by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A filed on April 17, 2006)†
10.7	—	Employment Agreement, effective August 29, 2005, between William Keiper and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated August 31, 2005)†
10.8	—	Offer Letter to Thomas Liguori from Hypercom Corporation dated October 3, 2005 (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated October 26, 2005)†
10.9	—	Amended Employment Agreement, effective March 31, 2005, between Christopher S. Alexander and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated April 5, 2005)†
10.10	—	Factory Premises and Quarters Lease Agreement between Hypercom Electronic Manufacturing (Shenzhen) Co., Ltd. And Xin He Economic Development Company, Fu Yong Town, Boa An District, Shenzhen City, dated September 1, 2004 (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.11	—	Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated February 3, 2005)
10.12	—	First Amendment dated February 15, 2005, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.13	—	Second Amendment dated March 15, 2006, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.12 to Hypercom Corporation’s Annual Report on Form 10-K dated March 16, 2006)
10.14	—	Employment Agreement, effective January 16, 2007, between Philippe Tartavull and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated January 17, 2007)†

Exhibit
Number		Description of Exhibit and Method of Filing

10.15	—	Business Sale Agreement dated June 27, 2006, by and among Hypercom Corporation, Hypercom EMEA Ltd., Forrester UK Holdings, LLC and Northern Leasing Systems, Inc. (incorporated by reference to Exhibit 2.1 to Hypercom Corporation’s Current Report on Form 8-K dated June 27, 2006)
21.1	—	List of Subsidiaries*
23.1	—	Consent of Independent Registered Public Accounting Firm*
24.1	—	Powers of Attorney*
31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

†	Management or compensatory plan or agreement.