Form 10-K/A
period 2006-12-31
HYPERCOM CORP
filed 2007-03-23
CIK 1045769

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $499,873,000 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 6, 2007

Common Stock, $.001 par value per share	53,061,798 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual	Part III (Items 10, 11, 12, 13 and 14)
Meeting of Stockholders to be held
May 17, 2007 (Proxy Statement)

Explanatory Note

Hypercom Corporation is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to correct the number of outstanding shares of its common stock set forth on the cover page of its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 16, 2007 (“Form 10-K”); to correct the aggregate market value of its common stock held by non-affiliates on the cover page; to correct a typographical error and correct the description of other competitors in Item 1. Business — Competition; and to correct the number of outstanding shares of its common stock in the Risk Factor entitled “Our stock price could be affected because a substantial number of shares of our common stock will be available for sale in the future” in Item 1A. Risk Factors. No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains the complete text of Item 1 and Item 1A, and currently dated certifications of Hypercom Corporation’s Chief Executive Officer and Chief Financial Officer.

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

We face competition from well-established companies and entities with differing approaches to the market. Our principal direct global competitors are Ingenico, a French company, and VeriFone Holdings, Inc., a U.S. company, both of which are publicly-held companies. Other competitors include MICROS Systems, Inc., NCR Corporation, Radiant Systems, Inc., SAGEM Monetal and Gemalto N.V. In any particular market, we may also find ourselves in competition with local or regional manufacturers.

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

As of March 6, 2007, we had 53,061,798 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the New York Stock Exchange. We also had outstanding, as of March 6, 2007, options to acquire an additional 3,568,031 shares of our common stock. All of the shares underlying the outstanding options have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

HYPERCOM CORPORATION

Date: March 23, 2007	By: /s/ William Keiper William Keiper Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 23, 2007*
31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 23, 2007*

*	Filed herewith.