Form 10-Q
period 2007-03-31
HYPERCOM CORP
filed 2007-05-10
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007

Common Stock, $.001 par value per share	53,251,781 shares

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares and per share data)

	March 31, 2007	December 31,
	(unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,623	$34,190
Restricted cash	171	201
Short-term investments	37,339	47,228
Accounts receivable, net of allowance for doubtful accounts of $2,358 and $1,934, respectively	56,992	52,777
Inventories	55,726	52,632
Prepaid expenses and other current assets	10,530	8,001
Deferred tax assets, net	921	691
Assets held for sale	11,742	—

Total current assets	200,044	195,720
Property, plant and equipment, net	16,600	27,261
Intangible assets, net	11,620	5,733
Other long-term assets	15,719	8,002

Total assets	$243,983	$236,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,030	$22,931
Accrued payroll and related expenses	7,347	6,201
Accrued sales and other taxes	7,761	7,781
Product warranty liabilities	2,486	2,636
Accrued other liabilities	11,813	9,603
Deferred revenue	4,273	2,185
Income taxes payable	2,133	2,460

Total current liabilities	61,843	53,797
Deferred tax liabilities	594	380
Other long-term liabilities	3,483	3,608

Total liabilities	65,920	57,785

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,236,181 and 53,127,205 shares outstanding, respectively	56	56
Additional paid-in capital	249,646	247,989
Accumulated deficit	(48,890)	(46,365)
Treasury stock, 3,162,248 shares (at cost)	(22,749)	(22,749)

Total stockholders’ equity	178,063	178,931

Total liabilities and stockholders’ equity	$243,983	$236,716

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands, except
	shares and per share data)
Net revenue:
Products	$48,191	$46,840
Services	16,636	14,129

Total net revenue	64,827	60,969

Costs of revenue:
Products	29,815	27,526
Services	14,284	9,924

Total costs of revenue	44,099	37,450

Gross profit	20,728	23,519

Operating expenses:
Research and development	7,329	5,994
Selling, general and administrative	16,172	14,615

Total operating expenses	23,501	20,609

Income (loss) from continuing operations	(2,773)	2,910
Interest income	884	947
Interest expense	(45)	(169)
Foreign currency loss	(618)	(224)
Other income (expense)	4	(16)

Income (loss) before income taxes and discontinued operations	(2,548)	3,448
Provision for income taxes	(667)	(659)

Income before discontinued operations	(3,215)	2,789
Income from discontinued operations	690	349

Net income (loss)	$(2,525)	$3,138

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.05
Income from discontinued operations	0.01	0.01

Basic and diluted income (loss) per share	$(0.05)	$0.06

Basic weighted average common shares	53,181,716	52,804,000

Diluted weighted average common shares	53,181,716	53,730,873

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(3,215)	$2,789
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,061	1,931
Amortization of deferred financing costs	—	4
Amortization of discount on short-term investments	(273)	(308)
Provision for doubtful accounts	413	400
Provision for excess and obsolete inventory	518	707
Provision for warranty and other product charges	296	181
Deferred income tax benefit	(16)	(34)
Non-cash share-based compensation	1,738	867
Foreign currency (gains) losses	334	(359)
Other non-cash write-off of intangibles and other assets	2	32
Changes in operating assets and liabilities, net	(4,368)	3,715

Net cash provided by (used in) continuing operating activities	(2,510)	9,925

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,332)	(2,055)
Cash paid for acquisitions, net of cash acquired	(12,707)	—
Software development cost capitalized	(360)	—
Net increase in restricted cash	30	—
Purchase of short-term investments	(43,473)	(66,848)
Proceeds from the sale or maturity of investments	53,635	64,000

Net cash used in investing activities	(5,207)	(4,903)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(3)	(92)
Proceeds from issuance of common stock	104	3,211
Purchase of treasury stock	—	(671)

Net cash provided by financing activities	101	2,448
Effect of exchange rate changes on cash and cash equivalents	49	255

Net increase (decrease) in cash flows from continuing operations	(7,567)	7,725
Net cash provided by operating activities — discontinued operations	—	3,246
Cash and cash equivalents, beginning of period	34,190	35,940

Cash and cash equivalents, end of period	$26,623	$46,911

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
These accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were incurred in 2005, of which $19.0 million was recorded during 2005. The following table sets forth the restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred in 2005, 2006 and in the first quarter of 2007 and the ending accrued liability balance at March 31, 2007 (dollars in thousands):

	Total	Costs	Costs	Costs
	Costs	Incurred	Incurred	Incurred	Balance at
	Expected to	During	During	During	March 31,
	be Incurred	2005	2006	2007	2007
Costs of revenues:
Warranty charges and product replacement accruals	$7,374	$3,832	$2,702	$100	$740	(a)
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—	—	—
One-time termination benefits and related employment costs	469	351	118	—	—

Total costs of revenue charges	19,954	16,294	2,820	100	—

Operating expenses:
One-time termination benefits and related employment costs	3,370	2,551	819	—	—
Idled facility lease charge	1,013	195	267	70	481	(b)

Total operating expenses	4,383	2,746	1,086	70	—

Total charges	$24,337	$19,040	$3,906	$170	$—

(a)	These accrued liability balances at March 31, 2007 are recorded as current product warranty liabilities as these amounts are expected to be paid during 2007.

(b)	The idled facility lease charge accrued liability at March 31, 2007 is recorded in current accrued liabilities ($0.2 million) and other long-term liabilities ($0.3 million) based on the timing of the projected lease payments that are scheduled through 2011.
3. Discontinued Operations
Income from the Company’s discontinued operations for the three month periods ended March 31, 2007 and 2006 includes the following (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
United Kingdom Lease Business:
Net revenues	$—	$2,111
Costs (reversal) of revenue	(690)	1,298
Gross profit (a)	690	813
Selling, general and administrative expenses	—	(360
Foreign currency loss	—	(104)
Gain on sale	—	—

	690	349

Income from discontinued operations	$690	$349

(a)	The Company recorded a gain in the first quarter of 2007 from a rebate of previously paid lease origination commission payments related to the UK lease portfolio that was sold in 2006.
United Kingdom Lease Business
During the 2005 fourth quarter, the Company made the decision to sell its United Kingdom leasing business. Effective May 31, 2006, the Company sold the UK Lease Business for $12.1 million (the “UK Lease Sale”). The

UK Lease Sale included the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The UK Lease Sale agreement contains covenants and indemnification provisions which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.
4. Business Acquisition
On February 8, 2007, the Company acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support and help desk services for point-of-sale equipment in Australia. The acquisition builds on Hypercom’s existing card payment terminal business in Australia and expands the Company’s service business footprint in the Asia-Pacific marketplace, providing merchant support for all point-of-sale terminal providers in Australia as well as a platform for potential continued expansion throughout the region.
The purchase price was $12.0 million in cash plus the assumption of $0.5 million in liabilities. A portion of the cash paid, in the amount of $0.9 million, is being held by a third-party escrow company for a period of 24 months to satisfy any claims against the seller for breach of representations and warranties provided in the sale agreement. The Company paid for acquisition-related costs, which have been added to the purchase price allocation, including professional fees and internal direct out of pocket expenses that amounted to $0.7 million.
The acquisition was accounted for as a purchase business combination in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of ACG’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of ACG are not significant when compared to those of the Company.
The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of approximately $6.8 million of the purchase price was made to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and is included in other long-term assets. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years.
5. Share-Based Compensation
Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in APB No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective method.
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Costs of revenue — Products	$49	$19
Costs of revenue — Services	1	—
Research and development costs	151	180
Selling, general and administrative expenses	1,537	668

Total share-based compensation	$1,738	$867

The adoption of SFAS 123R reduced income before income tax expense and net income for the three months ended March 31, 2007 by $1.2 million, which does not include $0.5 million of compensation expense related to restricted stock. As a result, basic and diluted earnings per share were reduced by $0.02 each. As of March 31, 2007 total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $5.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.03 years.
Stock Options
At December 31, 2006, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method prescribed by Financial Accounting Standard Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans (“FIN 28”), rather than the straight-line method.
A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2007 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at March 31, 2007	3,709,965	$7.94	6.14	$1,498

Vested and expected to vest at March 31, 2007	3,490,003	$7.91	5.97	$1,487

Exercisable at March 31, 2007	2,299,954	$7.68	4.45	$1,422

The aggregate intrinsic value of options exercised during the three months period ended March 31, 2007 was $0.1 million.
The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended March 31,
	2007	2006
Weighted average fair value of options granted	$3.45	$4.95
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	4.54%	4.63%
Expected life of the option (in years)	5.47	5.46
Expected stock price volatility	63.5%	73.0%
Expected dividend rate	—	—
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
Restricted Stock Awards
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the three months period ended March 31, 2007 is as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2006	342,432	$6.92
Granted	85,000	5.90
Vested	(35,000)	5.90
Forfeited	—	—

Balance at March 31, 2007	392,432	6.79

Employee Stock Purchase Plan
Under SFAS 123R, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. The Company recorded compensation expense of $15,000 related to the Purchase Plan during the three month periods ended March 31, 2007 and 2006.
6. Restricted Cash
The Company’s restricted cash balance of $0.2 million at March 31, 2007 consists of foreign irrevocable letters of guarantee required by two customers.

7. Short-term Investments
The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of March 31, 2007 and December 31, 2006, the amortized cost of the Company’s short-term investments equaled their fair market value. Accordingly, there were no unrealized gains and losses as of March 31, 2007 or December 31, 2006.
Proceeds from the sale of available-for-sale securities for the three month periods ended March 31, 2007 and 2006 were $53.6 million and $64.0 million, respectively. Gross realized gains and losses from the sale of available-for-sale securities were immaterial for the three month periods ended March 31, 2007 and 2006.
The Company’s short-term investments consisted of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Municipal debt securities	$3,850	$10,400
U.S. government and agency debt securities	5,000	5,977
Asset backed auction rate securities	14,325	—
Corporate debt securities	14,164	23,001
Preferred equity securities	—	7,850

	$37,339	$47,228

8. Inventories
Inventories consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Purchased parts	$28,421	$24,367
Work in progress	5,910	6,008
Finished goods	21,395	22,257

	$55,726	$52,632

9. Product Warranty
The following table reconciles the changes to the product warranty liability for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$2,636	$5,534
Warranty charges from normal operations	296	181
Warranty reversals related to the 2005 Business Review	(100)	—
Utilization of warranty liability	(346)	(1,414)

Balance at end of period	$2,486	$4,301

Warranty reversals related to the 2005 Business Review consist of costs for the trade-in of certain electronic payment equipment that the Company elected to grant customers as a result of higher than expected repair occurrences.
Deferred revenue associated with the Company’s extended warranty programs was $1.7 million and $1.8 million at March 31, 2007 and December 31, 2006, respectively.
10. Potential Sale of Headquarter Facilities
In February 2007, the Company listed its headquarter facilities, located in Phoenix, Arizona, for sale and will seek new lease facilities in Phoenix, likely during 2007. The net book value of the headquarter facilities at March 31, 2007 and December 31, 2006 was $11.7 million. The net book value is classified as an asset held for sale in accordance with SFAS 144, Long-Lived Assets to Be Disposed Of by Sale, and is included in total assets of shared cost centers relative to the segment and geographic information as disclosed in Note 13 to the consolidated financial statements of this quarterly report on Form 10-Q.
11. Equity Transactions
During the three month period ended March 31, 2007, the Company did not purchase shares of its common stock. During the three month period ended March 31, 2006, the Company purchased 85,100 shares of its common stock for $0.7 million. The repurchased shares were recorded as treasury stock and result in a reduction of stockholders’ equity. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.
At March 31, 2007, the Company had no stock warrants outstanding.
Additional equity activity during the three month periods ended March 31, 2007 and 2006 relate to the issuance of common stock under the Company’s share-based compensation plans.
12. Earnings per Share
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,181,716	52,804,000
Dilutive effect of stock options and warrants	—	926,873

Shares used in diluted income per share calculation	53,181,716	53,730,873

Options and warrants that could potentially dilute income per share in the future that were not included in the computation of diluted income per share (a)	3,664,235	3,504,704

(a)	These options and warrants were not included in the computation of diluted income (loss) per share because they were not dilutive.
13. Segment and Geographic Information
During the three months ended March 31, 2007, the Company began to report information pertaining to three business segments as follows: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific. While the Company has historically operated globally, in the past the reporting of its global operations did not meet all the criteria as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. During the three months ended March 31, 2007, a President was added to the executive management team and new organizational changes were put in place as well as enhancements to the Company’s internal management reporting, including reports provided to the Company’s Board of Directors. As required in SFAS No. 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.
The Company’s Chief Operating Decision Makers (“CODM”), as defined in SFAS No. 131, consist of a group comprised of the Company’s CEO, President and CFO. The CODM’s review the product and service revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing) and direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses and stock-based compensation. Intersegment sales approximate market prices and are not significant. Reportable segment data follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net Revenue
Americas	$34,269	$36,187
EMEA	18,941	15,359
Asia Pacific	11,617	9,423
Shared cost centers	—	—

	$64,827	$60,969

	Three Months Ended March 31,
	2007	2006
Operating Income
Americas	$3,323	$8,076
EMEA	5,142	3,386
Asia Pacific	2,510	3,301
Shared cost centers	(13,748)	(11,853)

Total segment profit	$(2,773)	$2,910

Interest income	884	947
Interest expense	(45)	(169)
Foreign currency loss	(618)	(224)
Other Income (expense)	4	(16)

Income (loss) before income taxes and discontinued operations	$(2,548)	$3,448

	March 31,	December 31,
	2007	2006
Total Assets
Americas	$75,157	$68,578
EMEA	38,579	35,710
Asia Pacific	64,315	60,031
Shared cost centers	65,932	72,397

	$243,983	$236,716

14. Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.67 million and $0.66 million for the three month periods ended March 31, 2007 and 2006, respectively. The Company’s consolidated effective tax rates for the three month periods ended March 31, 2007 and 2006 were 26.2% and 19.1%, respectively.
The Company’s effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three month period ended March 31, 2007 is not meaningful due to the loss before income taxes recorded, the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets.

The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of March 31, 2007. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes.
In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on non-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits at March 31, 2007 is $8.4 million of which $4.6 million would impact the Company’s effective tax rate were it to be recognized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
It is reasonably possible that the amount of unrecognized tax benefits for the Company will decrease within the next twelve months by $600,000 to $1.2 million relating to income tax exposure in various foreign jurisdictions. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.
15. Commitments and Contingencies
Litigation
The Company is currently a party to various legal proceedings, including those noted in Part II, Item 1, “Legal Proceedings,” in this quarterly report on Form 10-Q. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on its financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on the Company’s results of operations or its financial position in the period in which the ruling occurs or in future periods.
International Taxes
In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company believes it maintains adequate tax reserves to offset potential liabilities that may arise upon audit. Although the Company believes its tax estimates and associated reserves are reasonable, the final determination and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in the Company recording a benefit or expense in the period during which it makes a final determination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21G of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the gradual recovery of our multi-lane revenues following our transition to an indirect sales model for our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the Securities and Exchange Commission (“SEC”), specifically our most recent annual report on Form 10-K, as amended, as well as our subsequent reports on Forms 10-Q and 8-K, as may be amended from time to time, which identify important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements.
Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	our ability to timely introduce new products, and to transition legacy products through end-of-life;

•	our expected transition to a contract manufacturing model;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	country-specific changing economic environment;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate acquired technologies or businesses;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
Information included in this report is made as of the date hereof. We undertake no obligation to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our annual report on Form 10-K, as amended, filed with the SEC are those that depend most heavily on these judgments and estimates. As of March 31, 2007 there have been no material changes to any of the critical accounting policies contained therein.
Business Acquisition
On February 8, 2007, we acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support and help desk services for point-of-sale equipment in Australia. The acquisition builds on Hypercom’s existing card payment terminal business in Australia and expands our service business footprint in the Asia-Pacific marketplace, providing merchant support for all point-of-sale terminal providers in Australia as well as a platform for potential continued expansion throughout the region.
The purchase price was $12.0 million in cash plus the assumption of $0.5 million in liabilities. A portion of the cash paid, in the amount of $0.9 million, is being held by a third-party escrow company for a period of 24 months to satisfy any claims against the seller for breach of representations and warranties provided in the sale agreement. We paid for acquisition-related costs, which have been added to the purchase price allocation, including professional fees and internal direct out of pocket expenses that amounted to $0.7 million.
The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of ACG’s operations are included in our consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of ACG were not significant when compared to those of our company.
The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of approximately $6.8 million of the purchase price was made to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and is included in other long-term assets. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years.
Results of Operations

	Three Months Ended March 31,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2007	Revenue	2006	Revenue	Change
Net revenue:
Product and other	$48,191	74.3%	$46,840	76.8%	$1,351
Services	16,636	25.7%	14,129	23.2%	2,507

Total net revenue	64,827	100.0%	60,969	100.0%	3,858

Costs of revenue:
Product and other	29,815	61.9%	27,526	58.8%	2,289
Services	14,284	85.9%	9,924	70.2%	4,360

Total costs of revenue	44,099	68.0%	37,450	61.4%	6,649

Gross profit:
Product and other	18,376	38.1%	19,314	41.2%	(938)
Services	2,352	14.1%	4,205	29.8%	(1,853)

Total gross profit	20,728	32.0%	23,519	38.6%	(2,791)

Operating expenses:
Research and development	7,329	11.3%	5,994	9.8%	1,335
Selling, general and administrative	16,172	24.9%	14,615	24.0%	1,557

Total operating expenses	23,501	36.3%	20,609	33.8%	2,892

Income (loss) from continuing operations	(2,773)	(4.3)%	2,910	4.8%	(5,683)
Non-operating income	225	0.3%	538	0.9%	(313)

Income (loss) before income taxes and discontinued operations	(2,548)	(3.9)%	3,448	5.7%	(5,996)
Provision for income taxes	(667)	(1.0)%	(659)	-1.1%	(8)

Income (loss) before discontinued operations	(3,215)	(5.0)%	2,789	4.6%	(6,004)
Income from discontinued operations	690	1.1%	349	0.6%	341

Net income (loss)	$(2,525)	(3.9)%	$3,138	5.1%	$(5,663)

Diluted income (loss) per share	$(0.05)		$0.06		$(0.11)

Net Revenue
Net revenue for the three months ended March 31, 2007 was $64.8 million, a $3.9 million or 6.3% increase over net revenue for the three months ended March 31, 2006 of $61.0 million. This increase was comprised of an increase of $1.4 million or 2.9% in product revenue and an increase of $2.5 million or 17.7% in service revenue.
Product revenue increased principally from gains in countertop product sales of $6.1 million in Brazil and Mexico, gains in mobile product sales of $4.5 million, principally from EMEA, Asia Pacific and Mexico, as well as a $1.8 million increase in networking equipment sales, offset by declines in North America products of $8.1 million from the countertop, unattended and multi-lane products, as well as a decline in Asia Pacific countertop products of $2.1 million.
Service revenue increased principally from the inclusion of TPI Software, LLC (“TPI”) (acquired in late December 2006) and ACG (acquired in February 2007), which combined, contributed $2.6 million in revenues in the first quarter 2007. Brazil Netset service revenues decreased $1.0 million in the first quarter 2007 compared to the same period in 2006 principally from declines in service repairs of legacy products and certain pricing declines. Offsetting the decline in Brazil service revenues were gains in Mexico of $0.5 million due to increased installed units and Thailand of $0.4 million resulting principally from $0.3 million in software sales.
Costs of Revenue and Gross Profit
Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue decreased to 32.0% for the three months ended March 31, 2007 from 38.6% for the three months ended March 31, 2006.
Product gross profit was 38.1% for the three months ended March 31, 2007, compared to 41.2% for the three months ended March 31, 2006. This decline in product gross profit is principally in the product segment in North America due to declines in product sales from countertop, unattended and multi-lane products, and certain pricing declines that began in the second half of 2006, as well as incremental countertop products sold in Mexico and Brazil of approximately $6.1 million which carry a break-even or negative margin. These declines in margin were offset partially by $3.9 million in high margin network equipment sales which was $1.8 million above network equipment sales in the first quarter of 2006.
Services gross profit was 14.1% for the three months ended March 31, 2007, compared to 29.8% for the three months ended March 31, 2006. This decline in services gross margin is principally the result of declines in Brazil Netset service gross margins related to the declines in revenue mix and pricing, as noted above in the service revenue discussion. This change in mix and pricing, while being addressed by management in order to regain gross margin, will likely continue through 2007.
Operating Expenses
Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $1.3 million or 22.3% for the three months ended March 31, 2007 compared to the same three month period a year ago. The increase in expenses in 2007 compared to 2006 relates primarily to increased personnel and certification costs associated with new product development in connection with pending industry standards coming into effect generally by January 2008.
Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses increased $1.6 million or 10.7% for the three months ended March 31, 2007 when compared to the same three month period a year ago. The principal reason for the increase can be attributed to $1.7 million of legal and accounting costs associated with the evaluation of a strategic proposal received for a combination of our company with another business that we believed could have been beneficial to our stockholders. It appears unlikely at this time that a transaction will result. Additional costs will be incurred in the second quarter as the evaluation continued into April 2007.
Non-Operating Income
Non-operating income consists of net interest income, foreign currency losses, and other income and losses. For the three months ended March 31, 2007 and 2006, our interest income net of interest expense was $0.8 million. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, interest income declined due to less cash and investments on hand resulting from the payoff of mortgage debt in April 2006 as well as the acquisitions of TPI in December 2006 and ACG in February 2007. Interest expense declined for the three months ended March 31, 2007 due primarily to the payoff of mortgage debt in April 2006, the result being no change in net interest income (expense). Foreign currency losses for the three months ended March 31, 2007 and 2006 were $0.6 million and $0.2 million, respectively. The increase in foreign currency losses is principally attributable to unfavorable movements in currencies that we have not hedged and an increase in the direct cost of hedging due to increases in our hedged exposure.
Provision for Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $0.7 million for the three months ended March 31, 2007 and 2006.
Our effective tax rate is determined by the level and composition of pretax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three months ended March 31, 2007 and 2006 was 26.2% and 19.1%, respectively. The consolidated effective tax rate for the three months ended March 31, 2007 is not meaningful due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets. The effective tax rate for the three months ended March 31, 2006 of 19.1% resulted from taxes payable in certain foreign jurisdictions where we earned pretax income not being offset by the recognition of valuation allowances against the deferred tax assets recorded in jurisdictions where we recorded pretax losses.
We continue to provide a valuation reserve against substantially all deferred tax asset balances as of March 31, 2007. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes.
Income from Discontinued Operations
During the three months ended March 31, 2007 and 2006, we recorded income from discontinued operations of $0.7 and $0.3 million, respectively, related to our UK leasing operations. The income from discontinued operations recorded during the three months ended March 31, 2007 is due to reimbursements of previously paid commissions for those leases not reaching full lease term. The income from discontinued operations for the three months ended March 31, 2006 related to normal operations related to our UK leasing operations prior to its sale on May 31, 2006.
Segment Information
During the three months ended March 31, 2007, we began to report information pertaining to three business segments as follows: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific. While we have historically operated globally, in the past the reporting of our global operations did not meet all the criteria as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. During the three months ended March 31, 2007 a President was added to the executive management team and new organizational changes were put in place as well as enhancements to our internal management reporting, including reports provided to our Board of Directors. As required in SFAS No. 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.
Our Chief Operating Decision Makers (“CODM”), as defined in SFAS No. 131 consist of a group comprised of our CEO, President and CFO. The CODM’s review the product and service revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing) and direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses and stock-based compensation.
The Americas business segment consist of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consist of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia Pacific business segment consist of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.
The following table set forth the revenues and operating results by business segment for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
					Dollar
	2007	% of Revenue	2006	% of Revenue	Change
Net revenues:
Americas	$34,269	52.9%	$36,187	59.4%	$(1,918)
EMEA	18,941	29.2%	15,359	25.2%	3,582
Asia Pacific	11,617	17.9%	9,423	15.5%	2,194

Total net revenues	$64,827	100.0%	$60,969	100.0%	$3,858

Operating income:
Americas	$3,323	5.1%	$8,076	13.2%	$(4,753)
EMEA	5,142	7.9%	3,386	5.6%	1,756
Asia Pacific	2,510	3.9%	3,301	5.4%	(791)
Shared cost centers	(13,748)	(21.2)%	(11,853)	(19.4)%	(1,895)

Total operating income	$(2,773)	(4.3)%	$2,910	4.8%	$(5,683)

Americas net revenues declined principally as a result of declines in North America countertop, unattended and multi-lane product revenues offset by gains in Brazil and Mexico countertop and mobile product revenues. EMEA net revenues increased principally as a result of increased mobile product revenues throughout the region with the exception of Sweden. Asia Pacific net revenues increased principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $2.2 million in revenues since its acquisition date for the three months ended March 31, 2007.
Americas operating income declined principally as a result of the decline in North America net revenues which generally bring a significantly higher gross margin than Brazil and Mexico. EMEA operating income increased principally as a result of increased sales of higher margin mobile products, as well as improvements in countertop product margins due to changes in country sales mix. Asia Pacific operating income declined principally as a result of a decline in revenues in New Zealand year over year which carry higher margins as well as increases in certain direct operating expenses for in sales management and some bad debt expenses. Shared cost centers expenses increased principally as a result of $1.7 million incurred for the evaluation of a strategic proposal from another company as discussed previously in this quarterly report on Form 10-Q.
Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first three months of 2007, our primary source of cash was our short term investments, as we used cash in operations as well as to acquire equipment and ACG.
Cash Flows
Cash provided by or used in operating activities includes net income adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2007 was $2.5 million compared to cash provided by operations of $9.9 million for the three months ended March 31, 2006. The principal reason for the decline in cash provided by operations from the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is the net loss from continuing operations in 2007, and increases in accounts receivable and inventories offset partially by an increase in other operating liabilities, net of other operating assets. The increase in accounts receivable is primarily due to certain accounts that aged longer than normal and a general increase in payment terms toward 45 to 60 days. Payment terms for most of our customers are generally between 30 and 60 days. We offer longer payment terms to certain customers as part of selling and marketing efforts. The increase in inventories is primarily related to the carrying of components on the new 32-bit line of products along with our legacy 8-bit products, and ordering to support sales forecasts.
Cash used in investing activities was $5.2 million for the three months ended March 31, 2007, compared to $4.9 million for the three months ended March 31, 2006. Cash used in investing for the three months ended March 31,

2007 consisted principally of the acquisition of ACG for $12.7 million and purchases of property, plant and equipment of $2.3 million consisting primarily of computer equipment and software. Offsetting this use of cash from investing activities was a net increase in investing cash of $10.2 million from the sale of short term investments.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options, offset by cash used to repay long-term debt and to purchase treasury stock. During the three months ended March 31, 2007, we had minimal financing activity.
There were no cash flows from discontinued operations during the first three months of 2007. The income from discontinued operations for the three months ended March 31, 2007 was not collected as of March 31, 2007.
We believe our cash reserves and short-term investments together with the ability to control certain cash outlays, such as the containment of certain operating expenses and reduction of inventories will allow us to meet our short-term liquidity and capital resource requirements absent cash flows from operations. Should operating results from continuing operations continue to be unfavorable, we may need to use additional capital resources to meet our short-term liquidity and capital resource requirements.
Liquidity and Capital Resources
At March 31, 2007, cash and cash equivalents and short-term investments were $26.6 million and $37.3 million, respectively, compared to $34.2 million and $47.2 million at December 31, 2006, respectively. Working capital decreased $3.7 million from $141.9 million at December 31, 2006 to $138.2 million at March 31, 2007, primarily due to the decrease in cash and short-term investments to acquire ACG, offset by the classification of assets held for sale as a current asset related to our corporate headquarters in Phoenix, Arizona.
Contractual Obligations
Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
At March 31, 2007, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of fixed income securities, was $37.3 million as of March 31, 2007. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2007, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
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
A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At March 31, 2007, we had foreign currency forward contracts payable outstanding in the amount of $0.8 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments which are recorded in earnings as foreign currency gains or losses.
We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage. At present, we have no material long-term debt obligations. As such, our interest rate risk is not significant with respect to existing debt.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1. Legal Proceedings.
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
Verve LLC v. Hypercom Corporation (United States District Court for the District of Arizona, Civil Action No. 05-CV-0365-PHX-FJM, filed on February 4, 2004). Verve LLC (“Verve”) commenced this action in the United States District Court for the Western District of Texas against us and others, alleging infringement of U.S. Patent No. 4,562,341. In December 2004, the claims against us were severed and transferred to United States District Court for the District of Arizona. We filed an answer denying all claims. In November 2005, we filed a counterclaim against Verve, Simon, Galasso & Frantz, PLC, Raymond Galasso, and Kevin Imes (the “Counterdefendants”) for abuse of process, malicious prosecution, and violation of 28 U.S.C. § 1927. In December 2005, the Court dismissed Verve’s patent infringement claim for lack of prosecution. In May 2006, the Court entered judgment against Verve and in our favor on Verve’s patent infringement claim. Also, the Court, having found Verve’s lawsuit “exceptional” under 35 U.S.C. § 285, granted an award of attorneys’ fees and costs in our favor and against Verve in the total amount of $100,042. In June 2006, Verve filed a notice of appeal with the Federal Circuit Court of Appeals from the judgment entered against Verve. That appeal has been fully briefed.
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
In October 2006, following a five-day trial, a jury awarded compensatory damages in our favor and against the Counterdefendants, jointly and severally, in the amount of $223,500, and awarded punitive damages in our favor and against the Counterdefendants, jointly and severally, in the amount of $476,500. After the trial had concluded and pursuant to our claim for relief against Counterdefendant Raymond Galasso for his violation of 28 U.S.C. § 1927, the Court awarded sanctions in our favor against Galasso in the amount of $100,042. On January 9, 2007, the Court entered final judgment in this case. The Counterdefendants filed post-trial motions for judgment as a matter of law or alternatively for a new trial regarding the award of punitive damages. On March 26, 2007, the Court denied the Counterdefendants post-trial motions. On April 18, 2007, Verve filed a notice of appeal from the final judgment and on May 2, 2007, we filed a notice of cross-appeal.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in MD&A of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K, as amended, and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, have not materially changed other than as set forth below.
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
Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing to our customers products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:
•	the need to maintain significant inventory of components that are custom or in limited supply;

•	buying components in bulk for the best pricing;

•	differences in forecasted compared to realized demand for products;

•	unpredictability of demand for products;

•	responding to customer requests for short lead-time delivery schedules;

•	failure of customers to take delivery of ordered products; and

•	product returns.
If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operations and financial condition. At this time, a significant portion of our gross inventory consists of components and products that are non-compliant with PCI PED standards. Due to deadlines occurring in future periods, we must successfully deplete this existing inventory, while successfully completing, introducing and transitioning customers to PCI PED products. If we are unable to successfully do this, we may be required to sell products at prices below current levels and in future periods may be required to write-down certain inventories, and our results of operations and financial condition could be adversely affected.
A disruption in our manufacturing and assembly capabilities or those of our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.
We currently assemble the majority of our products at our facility in Shenzhen, China, but also rely on third-party manufacturers to manufacture and assemble certain of our products and subassemblies. We also depend upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules. However, we expect to shift virtually all of our manufacturing and assembly related activities to a single third-party contract manufacturer within the next year, and have taken steps toward implementing such a change. If we are unable to successfully manage the transition to a contract manufacturing model or our relationship with this third-party manufacturer, or if such manufacturer experiences any significant disruption in its supply chain and manufacturing capability, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business and financial performance.
We have occasionally experienced, and may in the future experience, delays in delivery of products and delivery of products of inferior quality from component suppliers and third-party manufacturers. Although alternate manufacturers and suppliers are generally available to provide our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and qualifying a replacement manufacturer or supplier could take time. In addition, our use of third-party manufacturers reduces our direct control over product quality, manufacturing timing, yields and costs. Disruption of the manufacture or supply of our products or components, or a third-party manufacturer’s or supplier’s failure to remain competitive in functionality, quality or price, could delay or interrupt our ability to deliver our products to customers on a timely basis, which would have a material adverse effect on our business and financial performance.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10	Employment Agreement, effective January 16, 2007, between Philippe Tartavull and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on January 17, 2007)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION
Date: May 10, 2007	By:	/s/ William Keiper
William Keiper
Chief Executive Officer (duly authorized officer and principal executive officer)

Date: May 10, 2007	By:	/s/ Thomas Liguori
Thomas Liguori
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)