Form 10-Q
period 2007-06-30
HYPERCOM CORP
filed 2007-08-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2007

Common Stock, $.001 par value per share	53,032,115 shares

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31,
	(unaudited)	2006
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,530	$34,190
Restricted cash	257	201
Short-term investments	40,668	47,228
Accounts receivable, net of allowance for doubtful accounts of $2,449 and $1,934, respectively	58,563	52,777
Inventories	33,843	52,632
Prepaid expenses and other current assets	13,324	8,001
Deferred tax assets, net	921	691

Total current assets	188,106	195,720
Property, plant and equipment, net	17,508	27,261
Intangible assets, net	11,142	5,733
Other long-term assets	16,330	8,002

Total assets	$233,086	$236,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,869	$22,931
Accrued payroll and related expenses	8,015	6,201
Accrued sales and other taxes	7,847	7,781
Product warranty liabilities	3,766	2,636
Accrued other liabilities	11,911	9,603
Deferred revenue	3,982	2,185
Income taxes payable	1,129	2,460

Total current liabilities	56,519	53,797
Deferred tax liabilities	608	380
Other long-term liabilities	3,794	3,608

Total liabilities	60,921	57,785

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,202,656 and 53,127,205 shares outstanding, respectively	56	56
Additional paid-in capital	249,491	247,989
Accumulated deficit	(54,633)	(46,365)
Treasury stock, 3,162,248 shares (at cost)	(22,749)	(22,749)

Total stockholders’ equity	172,165	178,931

Total liabilities and stockholders’ equity	233,086	$236,716

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Amounts in thousands, except share data)
Net revenue:
Products	$47,865	$51,379	$96,033	$98,219
Services	19,612	14,765	36,271	28,894

Total net revenue	67,477	66,144	132,304	127,113

Costs of revenue:
Products	41,296	29,324	71,042	56,850
Services	17,467	9,426	31,820	19,350

Total costs of revenue	58,763	38,750	102,862	76,200

Gross profit	8,714	27,394	29,442	50,913

Operating expenses:
Research and development	8,108	6,504	15,437	12,498
Selling, general and administrative	11,355	16,481	27,527	31,096
Gain on sale of real property	(3,774)	—	(3,774)	—

Total operating expenses	15,689	22,985	39,190	43,594

Income (loss) from continuing operations	(6,975)	4,409	(9,748)	7,319
Interest income	842	1,383	1,726	2,330
Interest expense	(58)	(468)	(103)	(637)
Foreign currency loss	(411)	(309)	(1,029)	(533)
Other income (expense)	2	8	6	(8)

Income (loss) before income taxes and discontinued operations	(6,600)	5,023	(9,148)	8,471
(Provision) benefit for income taxes	896	(813)	229	(1,472)

Income (loss) before discontinued operations	(5,704)	4,210	(8,919)	6,999
Income (loss) from discontinued operations	(39)	2,018	651	2,367

Net income (loss)	$(5,743)	$6,228	$(8,268)	$9,366

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.11)	$0.08	$(0.17)	$0.13
Income from discontinued operations	—	0.04	0.01	0.05

Basic income (loss) per share	$(0.11)	$0.12	$(0.16)	$0.18

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.11)	$0.08	$(0.17)	$0.13
Income from discontinued operations	—	0.03	0.01	0.04

Diluted income (loss) per share	$(0.11)	$0.11	$(0.16)	$0.17

Basic weighted average common shares	53,167,875	53,405,144	53,172,190	52,852,047

Diluted weighted average common shares	53,167,875	54,370,400	53,172,190	53,785,674

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(8,919)	$6,999
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,368	3,837
Amortization of deferred financing costs	—	4
Amortization of discounts on short-term investments	(553)	(686)
Provision for doubtful accounts	577	469
Provision for excess and obsolete inventory	6,632	970
Provision (benefit) for warranty and other product charges	1,893	(680)
Deferred income tax benefit (provision)	(2)	37
Non-cash share-based compensation expense	1,045	2,879
Foreign currency losses	(259)	(481)
Gain on sale of real property	(3,774)	—
Other non-cash write-off of intangibles and other assets	427	336
Changes in operating assets and liabilities, net	(637)	(8,335)

Net cash provided by operating activities	798	5,349

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,717)	(3,773)
Proceeds from the sale of real property	16,250	—
Cash paid for acquisitions, net of cash acquired	(12,707)	—
Software development costs capitalized	(902)	(501)
Net increase in restricted cash	(56)	(133)
Purchase of short-term investments	(97,722)	(152,649)
Proceeds from the sale or maturity of short-term investments	104,835	135,675

Net cash provided by (used in) investing activities	4,981	(21,381)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(5)	(8,330)
Proceeds from issuance of common stock	271	4,394
Purchase of treasury stock	—	(671)

Net cash provided by (used in) financing activities	266	(4,607)

Effect of exchange rate changes on cash	295	296

Net increase (decrease) in cash flows from continuing operations	6,340	(20,343)
Net cash provided by operating activities — discontinued operations	—	4,597
Net cash provided by investing activities - discontinued operations	—	12,137
Cash and cash equivalents, beginning of period	34,190	35,940

Cash and cash equivalents, end of period	$40,530	$32,331

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
2. Restructuring and Other Charges
2007
During the second quarter of 2007, the Company incurred severance charges as a result of a reconfiguration of the Company’s global sales and marketing organizations.
In addition, the Company announced its intention to outsource its manufacturing and consolidate its software, repair and maintenance functions globally. Pursuant to this restructuring plan, the Company has undertaken the following initiatives:
• Outsourcing the Company’s manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing presently performed in Shenzhen, China. Transitioning of the Company’s entire manufacturing operations in Shenzhen, China to its third-party manufacturing partner’s locations is expected to occur during 2007 and 2008;
• Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden, which is currently underway and expected to be completed in the second half of 2008;
• Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which has been completed;
• Reorganizing and reducing the manufacturing and operations management team in Phoenix consistent with the move to third-party contract manufacturing, which is expected to occur during 2007 and 2008.
As a result of these actions, the Company incurred charges of $1.4 million during the three months ended June 30, 2007, of which $0.4 million of cost is in the Americas segment, $0.2 million in the Asia-Pacific segment, $0.4 million in the Europe segment and $0.4 million in shared cost centers.

The following table summarizes these charges and activities during the three and six month periods ended June 30, 2007 (dollars in thousands):

		Costs
		Incurred
		During the	Costs Incurred
	Total Costs	three months	During the six	Accrued
	Expected to be	ended June 30,	months ended	Liability at
	Incurred	2007	June 30, 2007	June 30, 2007
Costs of revenues:
Severance Reserve	$308	$308	$308	$308
Cost associated with transition to contract manufacturing	437	437	437	—
Research and development:
Severance Reserve	399	399	399	399
Selling, general and administrative:
Severance Reserve	230	230	230	230

Total charges	$1,374	$1,374	$1,374	$937

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
As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were incurred in 2005, of which $19.0 million was recorded during 2005. The following table sets forth the restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred in 2005, 2006 and through June 30, 2007, and the ending accrued liability balance at June 30, 2007 (dollars in thousands):

	Total
	Costs	Costs	Costs	Costs	Accruals
	Expected	Incurred	Incurred	Incurred	Reversed		Balance at
	to be	During	During	During	During		June 30,
	Incurred	2005	2006	2007	2007		2007
Costs of revenues:
Warranty charges and product replacement accruals	$7,374	$3,832	$2,702	$146	$—		$694	(a)
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—	—	—		—
One-time termination benefits and related employment costs	469	351	118	—	—		—

Total costs of revenue charges	19,954	16,294	2,820	146	—		694

Operating expenses:
One-time termination benefits and related employment costs	3,370	2,551	819	—	—		—
Idled facility lease charge	1,013	195	267	536	15	(b)	—

Total operating expenses	4,383	2,746	1,086	536	15		—

Total charges	$24,337	$19,040	$3,906	$682	$15		$694

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2007.

(b)	The Company negotiated an early termination of the lease with the landlord. The difference between the amount paid and the balance in the accrual was $15,000.
3. Discontinued Operations
During the 2005 fourth quarter, the Company made the decision to sell its United Kingdom leasing business. Effective May 31, 2006, the Company sold the U.K. lease business for $12.1 million (the “U.K. Lease Sale”). The U.K. Lease Sale included the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The U.K. Lease Sale agreement contains covenants and indemnification provisions, which could result in additional liabilities for the Company if certain events occur or fail to occur in the future.
Income from the Company’s discontinued operations for the three and six month periods ended June 30, 2007 and 2006 includes the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$—	$1,119	$—	$3,230
Costs (Reversal) of revenue	39	(103)	(651)	1,195

Gross profit (loss) (a)	(39)	1,222	651	2,035
Selling, general and administrative expenses	—	(525)	—	(886)
Foreign currency loss	—	(240)	—	(343)
Gain on sale	—	1,561	—	1,561

	(39)	2,018	651	2,367

Income (loss) from discontinued operations	$(39)	$2,018	$651	$2,367

(a)	The Company recorded a gain during the six months ended June 30, 2007 from a rebate of previously paid lease origination commission payments related to the U.K. lease portfolio that was sold in 2006.

4. Business Acquisition
On February 8, 2007, the Company acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support and help desk services for point-of-sale equipment in Australia. The acquisition builds on Hypercom’s existing card payment terminal business in Australia and expands the Company’s service business footprint in the Asia-Pacific marketplace, providing merchant support for all point-of-sale terminals in Australia as well as a business platform for potential expansion throughout the region.
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
The acquisition was accounted for as a purchase business combination in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and accordingly, the results of ACG’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the Securities and Exchange Commission (“SEC”) (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of ACG are not significant when compared to those of the Company.
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
5. Share-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method.
The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Costs of revenue — Products	$33	$79	$82	$98
Costs of revenue — Services	—	—	$1	$—
Research and development costs (reversals)	(176)	222	(25)	409
Selling, general and administrative expenses (reversals)	(550)	1,711	987	2,372

Total share-based compensation (reversals)	$(693)	$2,012	$1,045	$2,879

As of June 30, 2007, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $3.6 million and the related weighted-average period over which it is expected to be recognized is approximately one year.
During the second quarter of 2007, the Company reversed $1.9 million of previously recognized expense due to non-achievement of performance goals related to restricted stock awards.
Stock Options
At December 31, 2006, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method prescribed by Financial Accounting Standard Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.
A summary of stock option activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2007 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at June 30, 2007	3,520,575	$7.85	6.10	$1,383

Vested and expected to vest at June 30, 2007	3,415,400	$7.88	5.94	$1,375

Exercisable at June 30, 2007	2,357,272	$7.82	4.82	$1,310

The aggregate intrinsic value of options exercised during the six months period ended June 30, 2007 was $0.1 million.
The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$5.58	$6.35	$5.77	$6.01
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	4.53%	4.88%	4.54%	4.82%
Expected life of the option (in years)	5.51	5.49	5.47	5.48
Expected stock price volatility	59.6%	65.1%	59.9%	67.0%
Expected dividend rate	—	—	—	—
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
Restricted Stock Awards
The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the six months period ended June 30, 2007 is as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2006	342,432	$6.92
Granted	85,000	5.90
Vested	(35,000)	5.90
Forfeited	(75,000)	7.36

Balance at June 30, 2007	317,432	6.66

Employee Stock Purchase Plan
Under SFAS 123R, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. The Company recorded compensation expense of $30,000 related to the Purchase Plan during the six month periods ended June 30, 2007 and 2006.
6. Restricted Cash
The Company’s restricted cash balance of $0.3 million at June 30, 2007 consists of foreign irrevocable letters of guarantee required by three customers.

7. Short-term Investments
The Company’s short-term investments are classified as available-for-sale and recorded at fair market value. As of June 30, 2007 and December 31, 2006, the amortized cost of the Company’s short-term investments equaled their fair market value. Accordingly, there were no unrealized gains and losses as of June 30, 2007 or December 31, 2006.
Proceeds from the sale of available-for-sale securities for the six month periods ended June 30, 2007 and 2006 were $104.8 million and $135.7 million, respectively. Gross realized gains and losses from the sale of available-for-sale securities were immaterial for the six month periods ended June 30, 2007 and 2006.
The Company’s short-term investments consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Municipal debt securities	$9,975	$10,400
U.S. government and agency debt securities	4,982	5,977
Asset backed auction rate securities	6,600	—
Corporate debt securities	19,111	23,001
Preferred equity securities	—	7,850

	$40,668	$47,228

8. Inventories
Inventories consist of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Purchased parts	$13,505	$24,367
Work in progress	6,084	6,008
Finished goods	14,254	22,257

	$33,843	$52,632

During the second quarter of 2007, the Company increased inventory reserves by $6.8 million related to non-PCI compliant products and components.
9. Product Warranty
The following table reconciles the changes to the product warranty liability for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$2,486	$4,301	$2,636	$5,534
Warranty charges (reversals) from normal operations	1,597	523	1,893	(680)
Warranty reversals related to the 2005 Business Review	—	(1,384)	(100)	(1,384)
Utilization of warranty liability	(317)	(257)	(663)	(287)

Balance at end of period	$3,766	$3,183	$3,766	$3,183

Warranty charges related to the 2005 Business Review consist of costs for the trade-in of certain electronic payment equipment that the Company elected to grant customers as a result of higher than expected repair occurrences.
During the second quarter of 2007, the Company increased the product warranty liability by $1.3 million as a result of a settlement reached with a European customer that is expected to be paid during the third quarter of 2007.
Deferred revenue associated with the Company’s extended warranty programs was $1.7 million and $1.8 million at June 30, 2007 and December 31, 2006, respectively.
10. Sale of Headquarter Facilities
In June 2007, the Company completed the sale of its headquarter facilities located in Phoenix, Arizona, for a sale price of $16.3 million. The Company recorded a gain of $3.8 million on the sale in the second quarter of 2007. The net book value of the headquarter facilities was $11.7 million and was included in net property, plant and equipment at December 31, 2006. The gain of $3.8 million is included as a separate line within operating expenses in our consolidated statements of operations and is included in the corporate operating income relative to the segment and geographic information as disclosed in Note 13.
11. Equity Transactions
During the six month period ended June 30, 2006, the Company purchased 85,100 shares of its common stock for $0.7 million. The repurchased shares were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.
Additional equity activity during the six month periods ended June 30, 2007 and 2006 relate to the issuance of common stock under the Company’s share-based compensation plans.
12. Earnings per Share
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,167,875	53,405,144	53,172,190	52,852,047
Dilutive effect of stock options and warrants	—	965,256	—	933,627

Shares used in diluted income per share calculation	53,167,875	54,370,400	53,172,190	53,785,674

Options, stock awards and warrants that could potentially dilute income per share in the future that were not included in the computation of diluted income per share	3,580,709	3,797,072	3,572,954	3,995,606	(a)

(a)	These options, restricted stock awards and warrants were not included in the computation of diluted income (loss) per share because they were anti-dilutive.
13. Segment and Geographic Information
During the first quarter of 2007, the Company began to report information pertaining to three business segments as follows: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia-Pacific. While the Company has historically operated globally, in the past the reporting of its global operations did not meet all the criteria as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). During the first quarter of 2007, a President was added to the executive management team and new organizational changes were put in place as well as enhancements to the Company’s internal management reporting, including reports provided to the Company’s Board of Directors. As required in SFAS 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.
The Company’s Chief Operating Decision Makers, as defined in SFAS 131 (“CODM”), consist of a group comprised of the Company’s CEO, President and CFO. The CODM reviews the product and service revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing) and direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate, general and administrative expenses and stock-based compensation. Intersegment sales approximate market prices and are not significant. Reportable segment data follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenue
Americas	$34,535	$38,020	$68,803	$74,208
EMEA	20,440	18,652	39,381	34,011
Asia-Pacific	12,502	9,472	24,120	18,894
Shared cost centers	—	—	—	—

	$67,477	$66,144	$132,304	$127,113

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Income
Americas	$(2,631)	$9,405	$369	$17,794
EMEA	51	3,847	5,122	6,626
Asia-Pacific	1,334	4,142	3,723	7,512
Shared cost centers	(5,729)	(12,985)	(18,962)	(24,613)

Total segment profit	$(6,975)	$4,409	$(9,748)	$7,319

Interest income	842	1,383	1,726	2,330
Interest expense	(58)	(468)	(103)	(637)
Foreign currency loss	(411)	(309)	(1,029)	(533)
Other Income (expense)	2	8	6	(8)

Income (loss) before income taxes and discontinued operations	$(6,600)	$5,023	$(9,148)	$8,471

	June 30,	December 31,
	2007	2006
Total Assets
Americas	$75,748	$68,578
EMEA	28,647	35,710
Asia-Pacific	56,165	60,031
Shared cost centers	72,526	72,397

	$233,086	$236,716

14. Income Taxes
Income tax expense (benefit) before discontinued operations for federal, state and foreign taxes was $(0.9) million and $0.8 million for the three month periods ended June 30, 2007 and 2006, respectively, and $(0.2) million and $1.5 million for the six month periods ended June 30, 2007 and 2006, respectively. The Company’s consolidated effective tax rates for the three month and six month periods ended June 30, 2007 were 13.6% and 2.51%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items.
The Company’s consolidated effective tax rate for the three month period ended June 30, 2007 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets.
The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of June 30, 2007. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).
In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on non-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits at June 30, 2007 is $7.7 million of which $3.9 million would impact the Company’s effective tax rate were it to be recognized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at June 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
It is reasonably possible that the amount of unrecognized tax benefits for the Company will decrease within the next twelve months by $0.6 million relating to income tax exposure in various foreign jurisdictions. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.
15. Commitments and Contingencies
Litigation
The Company is currently a party to various legal proceedings, including those noted below. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on the Company’s financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on the Company’s results of operations or our financial position in the period in which the ruling occurs or in future periods.
Verve LLC v. Hypercom Corporation (United States District Court for the District of Arizona, Civil Action No. 05-CV-0365-PHX-FJM, filed on February 4, 2004). On May 8, 2007, the Company entered into a Release and Settlement Agreement with Verve, LLC, Raymond Galasso, Simon, Galasso & Frantz, PLC, and Galasso & Associates, LP (the “Verve Defendants”) that resolved all litigation, appeals, adverse proceedings and disputes between the parties, and included mutual releases and the Verve Defendants’ covenant not to sue the Company. Pursuant to the settlement agreement, the Verve Defendants and their insurers paid $610,000 in cash to the Company and agreed to pay the Company an additional $150,000 pursuant to a secured promissory note bearing interest at 10% per annum, with installments of $30,000 due on November 30, 2007, $50,000 due on May 30, 2008 and $70,000 due on November 30, 2008. On May 30, 2007, the Company entered into a related settlement Agreement and Release with the insurers of Raymond Galasso and Simon Galasso & Frantz, PLC. In addition, the parties agreed to withdraw their respective pending petitions for sanctions and review of sanctions orders in related proceedings before the International Trade Commission in Investigation No. 337-TA-524.
The cash portion of $610,000 was received on June 8, 2007 and recorded as a gain. However, as the $150,000 promissory note has a maturity date of November 30, 2008, we recorded it as a fully reserved receivable.

Hypercom Corporation vs. Omron Corporation (United States District Court for the District of Arizona, Civil Action No. 04-CV-0400-PHX-PGR, filed on February 25, 2004). On June 20, 2007, the Company and Omron Corporation entered into a Settlement Agreement and Mutual Releases that resolved all litigation and disputes between them, and included mutual releases and Omron’s covenant not to sue the Company. On July 9, 2007, the Court dismissed the lawsuit with prejudice. Pursuant to the settlement agreement, Omron paid $1,500,000 in cash to the Company.
The settlements with the Verve and Omron resulted in a $1.4 million gain, net of legal expenses, and is included in selling, general and administrative expenses in our consolidated statements of operations for the three and six month periods ended June 30, 2007.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21G of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the gradual recovery of our multi-lane revenues following our transition to an indirect sales model for our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the SEC, specifically our most recent Annual Report on Form 10-K/A, as well as our subsequent reports on Forms 10-Q and 8-K, as may be amended from time to time, which identify important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.
Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	our expected transition to a contract manufacturing model;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of members of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	country-specific changing economic environment;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate acquired technologies or businesses;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
Information included in this report is made as of the date hereof. We undertake no obligation to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission are those that depend most heavily on these judgments and estimates. As of June 30, 2007, there have been no material changes to any of the critical accounting policies contained therein.
Business Acquisition
On February 8, 2007, the Company acquired the assets of ACG, a provider of installation, technical support and help desk services for point-of-sale equipment in Australia. The acquisition builds on the Company’s existing card payment terminal business in Australia and expands our service business footprint in the Asia-Pacific marketplace, providing merchant support for all point-of-sale terminals in Australia as well as a business platform for potential expansion throughout the region.
The purchase price was $12.0 million in cash, plus the assumption of $0.5 million in liabilities. A portion of the cash paid, in the amount of $0.9 million, is being held by a third-party escrow company for a period of 24 months to satisfy any claims against the seller for breach of representations and warranties provided in the purchase agreement. The Company paid for acquisition-related costs, which have been added to the purchase price allocation, including professional fees and internal direct out of pocket expenses that amounted to $0.7 million.
The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations, and accordingly, the results of ACG’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of ACG were not significant when compared to those of the Company.
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
2007 Restructuring
During the second quarter of 2007, we incurred severance charges as a result of a reconfiguration of our global sales and marketing organizations.
In addition, we announced our intention to outsource our manufacturing and consolidate our software, repair and maintenance functions globally. Pursuant to this restructuring plan, we have undertaken the following initiatives:
• Outsourcing our manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing presently performed in Shenzhen, China. Transitioning of our entire manufacturing operations in Shenzhen, China to our third-party manufacturing partner’s locations is expected to occur during 2007 and 2008;
• Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden, which is currently underway and expected to be completed in the second half of 2008;
• Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which has been completed;
• Reorganizing and reducing the manufacturing and operations management team in Phoenix consistent with the move to third-party contract manufacturing, which is expected to occur during 2007 and 2008.
As a result of these actions, we incurred charges of $1.4 million during the three months ended June 30, 2007, of which $0.4 million of cost is in the Americas segment, $0.2 million in the Asia-Pacific segment, $0.4 million in the Europe segment and $0.4 million in shared cost centers. We expect additional costs associated with these and other related activities that will take place during the second half of 2007 to approximate $3.0 million. The estimated costs are based on planned activities and circumstances known by us as of the filing of this Quarterly Report on Form 10-Q. However, due to the inherent risk of the activities being undertaken, we cannot provide assurance that these costs will not exceed $3.0 million.
Results of Operations

	Three Months Ended June 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2007	Revenue	2006	Revenue	Change
Net revenue:
Products	$47,865	70.9%	$51,379	77.7%	$(3,514)
Services	19,612	29.1%	14,765	22.3%	4,847

Total net revenue	67,477	100.0%	66,144	100.0%	1,333

Costs of revenue:
Products	41,296	86.3%	29,324	57.1%	11,972
Services	17,467	89.1%	9,426	63.8%	8,041

Total costs of revenue	58,763	87.1%	38,750	58.6%	20,013

Gross profit:
Products	6,569	13.7%	22,055	42.9%	(15,486)
Services	2,145	10.9%	5,339	36.2%	(3,194)

Total gross profit	8,714	12.9%	27,394	41.4%	(18,680)

Operating expenses:
Research and development	8,108	12.0%	6,504	9.8%	1,604
Selling, general and administrative	11,355	16.8%	16,481	24.9%	(5,126)
Gain on sale of real property	(3,774)	-5.6%	—	0.0%	(3,774)

Total operating expenses	15,689	23.3%	22,985	34.7%	(7,296)

Income (loss) from continuing operations	(6,975)	-10.3%	4,409	6.7%	(11,384)
Non-operating income	375	0.6%	614	0.9%	(239)

Income (loss) before income taxes and discontinued operations	(6,600)	-9.8%	5,023	7.6%	(11,623)
(Provision) benefit for income taxes	896	1.3%	(813)	-1.2%	1,709

Income (loss) before discontinued operations	(5,704)	-8.5%	4,210	6.4%	(9,914)
Income (loss) from discontinued operations	(39)	-0.1%	2,018	3.1%	(2,057)

Net income (loss)	$(5,743)	-8.5%	$6,228	9.4%	$(11,971)

Diluted income (loss) per share	$(0.11)		$0.11		$(0.22)

	Six Months Ended June 30,
		% of		% of
(Dollars in thousands, except per share data)	2007	Revenue	2006	Revenue	Dollar Change
Net revenue:
Products	$96,033	72.6%	$98,219	77.3%	$(2,186)
Services	36,271	27.4%	28,894	22.7%	7,377

Total net revenue	132,304	100.0%	127,113	100.0%	5,191

Costs of revenue:
Products	71,042	74.0%	56,850	57.9%	14,192
Services	31,820	87.7%	19,350	67.0%	12,470

Total costs of revenue	102,862	77.7%	76,200	59.9%	26,662

Gross profit:
Products	24,991	26.0%	41,369	42.1%	(16,378)
Services	4,451	12.3%	9,544	33.0%	(5,093)

Total gross profit	29,442	22.3%	50,913	40.1%	(21,471)

Operating expenses:
Research and development	15,437	11.7%	12,498	9.8%	2,939
Selling, general and administrative	27,527	20.8%	31,096	24.5%	(3,569)
Gain on sale of real property	(3,774)	-2.9%	—	0.0%	(3,774)

Total operating expenses	39,190	29.6%	43,594	34.3%	(4,404)

Income (loss) from continuing operations	(9,748)	-7.4%	7,319	5.8%	(17,067)
Non-operating income	600	0.5%	1,152	0.9%	(552)

Income (loss) before income taxes and discontinued operations	(9,148)	-6.9%	8,471	6.7%	(17,619)
(Provision) benefit for income taxes	229	0.2%	(1,472)	-1.2%	1,701

Income (loss) before discontinued operations	(8,919)	-6.7%	6,999	5.5%	(15,918)
Income (loss) from discontinued operations	651	0.5%	2,367	1.9%	(1,716)

Net income (loss)	$(8,268)	-6.2%	$9,366	7.4%	$(17,634)

Diluted income (loss) per share	$(.16)		$0.17		$(.33)

Net Revenue
Net revenue for the three months ended June 30, 2007 was $67.5 million, a $1.4 million or 2.1% increase over net revenue for the three months ended June 30, 2006 of $66.1 million. This increase was comprised of an increase of $4.8 million or 32.4% in service revenue and a decrease of $3.4 million or 6.8% in product revenue. Net revenue for the six months ended June 30, 2007 was $132.3 million, a $5.2 million or 4.1% increase over net revenue for the six months ended June 30, 2006 of $127.1 million. This increase was comprised of an increase of $7.4 million or 25.6% in service revenue and a decrease of $2.2 million or 2.2% in product revenue.
Product revenue decreased during the second quarter of 2007 compared to the second quarter of 2006 principally from declines in North America of $7.1 million and Asia-Pacific of $1.8 million, partially offset by increases in EMEA of $2.2 million, Mexico of $2.2 million and Brazil of $1.1 million. The declines in North America were due to a reduction in sales to one of our largest customers, First Data, which has developed and is selling its own payment devices, lower sales of our L4100 multi-lane product due to declines in price and volume related to the impending transition to PCI security standards effective beginning in 2008 and a decline in unattended product sales due to the completion of a large order from a major quick service restaurant chain during 2006. The declines in Asia-Pacific related to soft markets in Australia and New Zealand, as well as 2006 networking sales in China that were not duplicated in 2007. The increases in EMEA related principally to increased penetration of Central and Eastern Europe markets with our mobile product line. The increases in Mexico came principally from a large order from a new customer won in a competitive bid situation, and, although producing lower margins, allow more terminals to be added to the service operation. Increases in Brazil related to countertop sales at slight negative margins as we finish our contracted deliveries to Brazilian customers.
Product revenue decreased for the six months ended June 30, 2007 compared to the same period of 2006, which resulted principally from declines in North America of $15.6 million and Asia-Pacific of $2.2 million for the same reasons impacting the second quarter of 2007, partially offset by increases in EMEA of $5.6 million, Mexico of $5.2 million and Brazil of $5.4 million, which was also consistent with the second quarter 2007 trends discussed above.
Service revenue increased during the second quarter of 2007 compared to the second quarter of 2006, principally from the inclusion of TPI Software, LLC (“TPI”) (acquired in late December 2006) and ACG, which together contributed $5.1 million in revenue in the second quarter 2007. Brazil Netset service revenues decreased $0.5 million in the second quarter 2007 compared to the second quarter in 2006, principally from declines in service repairs of legacy products and certain pricing declines. EMEA software-related sales declined by $0.6 million as a software project delivered in 2006 was not repeated in 2007. Partially offsetting the decline in Brazil and EMEA service revenues was an increase in service revenues in Mexico of $0.7 million due to an increased number of installed units.
Service revenue increased for the six months ended June 30, 2007 compared to the same period of 2006 principally from the inclusion of TPI and ACG, which together contributed $7.7 million in revenues for the six months ended June 30, 2007. Brazil Netset service revenues decreased $1.5 million for the six months ended June 30, 2007 compared to the same period in 2006, principally from declines in service repairs of legacy products and certain pricing declines. EMEA software-related sales declined by $0.8 million as software development projects for the six months ended June 30, 2006 were not repeated in 2007 and North America repair service revenues declined by $0.5 million on a year-to-date basis versus the prior year, due to lower volumes. Partially offsetting the decline in Brazil, EMEA and North America repair service revenues was an increase in service revenues in Mexico of $1.2 million due to increased installed units and in Thailand of $1.3 million primarily related to software sales.
Costs of Revenue and Gross Profit
Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue decreased to 12.9% for the three months ended June 30, 2007 from 41.4% for the three months ended June 30, 2006.
Product gross profit was 13.7% for the three months ended June 30, 2007, compared to 42.9% for the three months ended June 30, 2006. The decline in gross profit for the three months ended June 30, 2007 compared to the same period in 2006 was caused by the following factors:
•
A total of $9.6 million of charges, including increased inventory reserves related to non-PCI compliant current finished goods inventory and components of $6.8 million; a product warranty settlement paid to a European customer of $1.3 million; $0.5 million of costs associated with the transition to contract manufacturing; the write-off of $0.4 million of capitalized software; and $0.6 million of various other charges. These charges reduced the product gross profit by 20.1 percentage points from 33.8% to 13.7%.

•
A change in the mix of product sales from mature, cost-reduced, high margin T7Plus terminals, to lower margin, newer terminals such as the T2100 and L4100. New terminals have traditionally been introduced at higher cost with the assumption that they will be cost engineered over time, eventually increasing gross margins.

•	Global price pressure has reduced average selling prices in virtually all terminal categories.
Product gross profit was 26.0% for the six months ended June 30, 2007, compared to 42.1% for the three months ended June 30, 2006. The decline in gross profit for the six months ended June 30, 2007 compared to the same period in 2006 primarily relates to the second quarter 2007 charges of $9.6 million which reduced the year-to-date gross profit by 10 percentage points from 36% to 26%. In addition, the six months ended June 30, 2007 was impacted by the change in mix of products and pricing pressures described above.
Services gross profit was 10.9% for the three months ended June 30, 2007, compared to 36.2% for the three months ended June 30, 2006. Gross profit related to services has declined principally due to competitive pressures and changes in service mix in our key service market in Brazil. Services gross profit for the second quarter 2007 also included charges of $0.5 million primarily related to a contract loss with a European customer, severance costs associated with the transition of services to Mexico and cost reductions in Brazil.
Services gross profit was 12.3% for the six months ended June 30, 2007, compared to 33.0% for the six months ended June 30, 2006. Gross profit related to services has declined principally due to competitive pressures and changes in service mix in our key service market in Brazil. Although management has taken certain actions to address regaining gross margins, this change in pricing and mix in Brazil will likely continue through 2007. The services gross profit for the six months ended June 30, 2007 was also impacted by charges of $0.5 million primarily related to a contract loss with a European customer and severance costs associated with the transition of services to Mexico and cost reductions in Brazil.
Operating Expenses
Research and development expenses consist mainly of software and hardware engineering costs, and the cost of development personnel. Research and development expenses increased $1.6 million or 24.6% for the three months ended June 30, 2007 compared to the same period in 2006. Research and development expenses increased $2.9 million or 23.2% for the six months ended June 30, 2007 compared to the same period in 2006. The increase in expenses in 2007 compared to 2006 reflects increased costs related to the development of new products, severance and facility exit costs for development activities being transitioned to lower-cost geographies.
Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses decreased $5.1 million or 30.9% for the three months ended June 30, 2007 when compared to the same period in 2006. SG&A expenses decreased $3.6 million or 11.6% for the six months ended June 30, 2007 when compared to the same period in 2006. The principal reason for the decrease in SG&A for the three months ended June 30, 2007 compared to the same period in the prior year can be attributed to the reversal of $2.7 million of previously accrued stock compensation and bonus expense due to the non-achievement of performance goals, a $1.4 million favorable legal settlement related to dismissed patent infringement litigation, and other net declines of $1.0 million resulting from general cost reductions in travel and entertainment as well as promotional spending. The principal reason for the decrease in SG&A for the six months ended June 30, 2007 compared to the same period in the prior year can be attributed to the declines noted for the second quarter of 2007 offset by $1.7 million of legal and accounting costs incurred during the first quarter of 2007 associated with the evaluation of a strategic proposal received for a combination of our company with another business.
In June 2007, the Company completed the sale of its headquarter facilities located in Phoenix, Arizona, for a sale price of $16.3 million. The Company recorded a gain of $3.8 million on the sale in the second quarter of 2007. The gain of $3.8 million is included as a separate line within operating expenses in our consolidated statements of operations and is included in the corporate operating income relative to the segment and geographic information as disclosed in Note 13 to the consolidated financial statements of this Quarterly Report.

Non-Operating Income
Non-operating income consists of net interest income, foreign currency losses, and other income and losses. For the three and six months ended June 30, 2007 and 2006, our interest income net of interest expense was $0.8 million and $0.9 million, and $1.6 million and $1.7 million, respectively. For the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, interest income declined due to less cash and investments on hand resulting from the payoff of mortgage debt in April 2006, as well as the acquisitions of TPI and ACG. Interest expense declined for the three and six months ended June 30, 2007 related to the payoff of mortgage debt in April 2006, the result being a small change in net interest income (expense). Foreign currency losses for the three and six months ended June 30, 2007 and 2006 were $0.4 million and $0.3 million, and $1.0 million and $0.5 million, respectively. The increase in foreign currency losses is principally attributable to net unfavorable movements of currencies not hedged and a general increase in hedged exposure increasing the direct cost of hedging.
Provision for Income Taxes
Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $0.9 million and ($0.8) million for the three months ended June 30, 2007 and 2006, respectively. Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $0.2 million and ($1.5) million for the six months ended June 30, 2007 and 2006, respectively.
Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three months ended June 30, 2007 and 2006 was 13.6% and 16.2%, respectively. Our consolidated effective tax rate for the six months ended June 30, 2007 and 2006 was 2.5% and 17.4%, respectively. The consolidated tax benefit for the three and six months ended June 30, 2007 includes the reversal of previously established tax reserves of approximately $0.6 million for certain tax matters related to our China operations which were reversed due to the expiration of the statute of limitations as well as a tax benefit recognized in Sweden related to losses incurred during the second quarter of 2007. Exclusive of the benefits recorded, the consolidated effective tax rate for the three and six months ended June 30, 2007 are not meaningful due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets. The effective tax rate for the three and six months ended June 30, 2006 resulted from taxes payable in certain foreign jurisdictions where we earned pre-tax income not being offset by the recognition of valuation allowances against the deferred tax assets recorded in jurisdictions where we recorded pre-tax losses.
We continue to provide a valuation reserve against substantially all deferred tax asset balances as of June 30, 2007. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
During the three months ended June 30, 2007 we recorded an immaterial expense from discontinued operations. During the three months ended June 30, 2006 we recorded income from discontinued operations of $2.0 million related to our U.K. leasing operations. The income from discontinued operations recorded during the three months ended June 30, 2006 includes a $1.6 million gain from the sale of the leasing operations in May 2006 as well as $0.4 million of operating income prior to the sale. There was virtually no activity related to the U.K. leasing operations during the second quarter of 2007 other than some small trailing legal fees. For the six months ended June 30, 2007 and 2006, we recorded income from discontinued operations of $0.7 million and $2.4 million, respectively, related to our U.K. leasing operations. The income from discontinued operations in 2007 is principally due to reimbursements of previously paid commissions paid to us in the first quarter of 2007 for those leases not reaching full lease term. The income from discontinued operations for the six months ended June 30, 2006 related to normal operations related to our U.K. leasing operations prior to its sale on May 31, 2006 plus the gain upon sale of the U.K. leasing operations of $1.6 million.

Segment Information
During the three months ended March 31, 2007 we began to report information pertaining to three business segments as follows: (i) Americas; (ii) EMEA; and (iii) Asia-Pacific. While we have historically operated globally, in the past the reporting of our global operations did not meet all the criteria as set forth in SFAS 131. During the first quarter of 2007, a President was added to the executive management team and new organizational changes were put in place as well as enhancements to our internal management reporting, including reports provided to our Board of Directors. As required in SFAS 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.
Our CODM reviews the product and service revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing) and direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate, general and administrative expenses and stock-based compensation.
The Americas business segment consists of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia-Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.
The following table set forth the revenues and operating results by business segment for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three Months Ended June 30,
					Dollar
	2007	% of Revenue	2006	% of Revenue	Change
Net revenues:
Americas	$34,535	51.2%	$38,020	57.5%	$(3,485)
EMEA	20,440	30.3%	18,652	28.2%	1,788
Asia-Pacific	12,502	18.5%	9,472	14.3%	3,031

Total net revenues	$67,477	100.0%	$66,144	100.0%	$1,334

Operating income:
Americas	$(2,631)	-3.9%	$9,405	14.2%	$(12,036)
EMEA	51	0.1%	3,847	5.8%	(3,796)
Asia-Pacific	1,334	2.0%	4,142	6.3%	(2,808)
Shared Cost Centers	(5,729)	-8.5%	(12,985)	-19.6%	7,256

Total operating income	$(6,975)	-10.3%	$4,409	6.7%	$(11,384)

	Six Months Eneded June 30,
					Dollar
	2007	% of Revenue	2006	% of Revenue	Change
Net revenues:
Americas	$68,803	52.0%	$74,208	58.4%	$(5,405)
EMEA	39,381	29.8%	34,011	26.8%	5,370
Asia-Pacific	24,120	18.2%	18,894	14.9%	5,226

Total net revenues	$132,304	100.0%	$127,113	100.0%	$5,191

Operating income:
Americas	$369	0.3%	$17,794	14.0%	$(17,425)
EMEA	5,122	3.9%	6,626	5.2%	(1,504)
Asia-Pacific	3,723	2.8%	7,512	5.9%	(3,789)
Shared Cost Centers	(18,962)	-14.3%	(24,613)	-19.4%	5,651

Total operating income	$(9,748)	-7.4%	$7,319	5.8%	$(17,067)

Americas net revenues declined in both the three and six month periods ended June 30, 2007 principally as a result of declines in North America countertop, unattended and multi-lane product revenues offset by gains in Brazil and Mexico countertop and mobile product revenues. EMEA net revenues increased in both the three and six month periods ended June 30, 2007 principally as a result of increased mobile and countertop product revenues throughout the region with the exception of Hungary. Asia-Pacific net revenues increased principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $4.7 million and $6.9 million in revenues for the three and six months ended June 30, 2007, respectively. Offsetting the increases from ACG were declines in the Asia-Pacific region, in both the three and six month periods ended June 30, 2007, due to soft markets in Australia and New Zealand and a decrease in networking sales in China.
Americas operating income decreased in both the three and six month periods ended June 30, 2007, principally as a result of increased inventory reserves related to excess non-compliant PCI inventory together with an allocation of costs associated with our transition to contract manufacturing, and service costs related to the move of our North American repair center to Mexico, with the remaining decline related to the decline in North America revenues that typically carry a higher margin and the replacement of those revenues with lower margin newer product sales in Mexico and Brazil. EMEA operating income decreased in both the three and six month periods ended June 30, 2007 principally as a result of increased inventory reserves for excess network equipment, a warranty settlement, write-off of capitalized software, a lost contract with a European customer and an allocation of costs associated with our transition to contract manufacturing, together with increased research and development costs associated with reducing personnel and exiting a facility. Partially offsetting these increases in cost of sales was the impact of increased sales of higher margin mobile products and improvements in countertop product margins due to changes in geographical sales mix. Year over year Asia-Pacific operating income decreased in both the three and six month periods ended June 30, 2007 principally as a result of a decline in revenues in Australia and New Zealand year over year which carry higher margins, a decline in high margin networking equipment revenue, as well as increases in certain direct operating expenses related to increases in sales management and bad debt expenses. Shared cost center expenses decreased during the three months ended June 30, 2007 principally as a result of the gain on the sale of real property, the reversal of previously recorded stock compensation expense due to the non-achievement of performance objectives, and a favorable legal settlement. Shared cost center expenses decreased during the six months ended June 30, 2007 principally as a result of the favorable impacts noted for the second quarter offset by costs incurred in the first quarter of 2007 for the evaluation of a strategic proposal from another company.
Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first six months of 2007, our primary source of cash was our short term investments, proceeds from the sale of real property and, to a lesser extent, cash from operations.
Cash Flows. Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the six months ended June 30, 2007 was $0.8 million compared to cash provided by operations of $5.3 million for the six months ended June 30, 2006. The principal reason for the decline in cash provided by operations from the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is the net loss from continuing operations in 2007 as compared to net income in 2006, offset by a lower net increase in operating assets and liabilities for the six months ended June 30, 2007 compared to the same period in the prior year driven primarily by a decline in inventory, net of inventory reserve increases. The decrease in inventories is primarily related to our transition to contract manufacturing. Accounts receivable increased as of June 30, 2007 compared to December 31, 2006 due to an increase in days sales outstanding from 86 to 88 as certain accounts aged longer than normal and payment terms increased toward 45 to 60 days. Payment terms for most of our customers are generally between 30 and 60 days.
Cash provided by investing activities was $5.0 million for the six months ended June 30, 2007. Cash provided by investing activities for the six months ended June 30, 2007 consisted principally of proceeds from the sale of real property of $16.3 million, net of the acquisition of ACG for $12.7 million, purchases of property, plant and equipment of $4.7 million, and capitalized software costs of $0.9 million. Partially offsetting this net use of cash from investing activities were net proceeds from the sale of short-term investments of $7.1 million.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options, offset by cash used to repay long-term debt. During the six months ended June 30, 2006, we had minimal financing activity and there was a higher level of stock options exercised. We also paid off the mortgage existing on our corporate headquarters.
There were no cash flows from discontinued operations during the six months ended June 30, 2007.
We believe our cash reserves and short-term investments, together with the ability to control certain cash outlays, such as the containment of certain operating expenses and reduction of inventories, will allow us to meet our short-term liquidity and capital resource requirements absent significant cash flows from operations. Should operating results from continuing operations continue to be unfavorable, we may need to use additional capital resources to meet our short-term liquidity and capital resource requirements.
Liquidity and Capital Resources. At June 30, 2007, cash and cash equivalents and short-term investments were $40.5 million and $40.7 million, respectively, compared to $34.2 million and $47.2 million at December 31, 2006, respectively. Working capital decreased $10.3 million from $141.9 million at December 31, 2006 to $131.6 million at June 30, 2007, primarily due to the decrease in inventory, net of the increase in inventory reserves.
Contractual Obligations
Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
At June 30, 2007, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of fixed income securities, was $40.7 million as of June 30, 2007. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2007, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
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
A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Mexican peso, Brazilian real, British pound, as well as other Asian and European currencies. We hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our Foreign Exchange policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At June 30, 2007, we had foreign currency forward contracts payable outstanding in the amount of $0.7 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments which are recorded in earnings as foreign currency gains or losses.
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

Verve LLC v. Hypercom Corporation (United States District Court for the District of Arizona, Civil Action No. 05-CV-0365-PHX-FJM, filed on February 4, 2004). On May 8, 2007, the Company entered into a Release and Settlement Agreement with Verve, LLC, Raymond Galasso, Simon, Galasso & Frantz, PLC, and Galasso & Associates, LP (the “Verve Defendants”) that resolved all litigation, appeals, adverse proceedings and disputes between the parties, and included mutual releases and the Verve Defendants’ covenant not to sue the Company. Pursuant to the settlement agreement, the Verve Defendants and their insurers paid $610,000 in cash to the Company and agreed to pay the Company an additional $150,000 pursuant to a secured promissory note bearing interest at 10% per annum, with installments of $30,000 due on November 30, 2007, $50,000 due on May 30, 2008 and $70,000 due on November 30, 2008. On May 30, 2007, the Company entered into a related settlement Agreement and Release with the insurers of Raymond Galasso and Simon Galasso & Frantz, PLC. In addition, the parties agreed to withdraw their respective pending petitions for sanctions and review of sanctions orders in related proceedings before the International Trade Commission in Investigation No. 337-TA-524.
Hypercom Corporation vs. Omron Corporation (United States District Court for the District of Arizona, Civil Action No. 04-CV-0400-PHX-PGR, filed on February 25, 2004). On June 20, 2007, the Company and Omron Corporation entered into a Settlement Agreement and Mutual Releases that resolved all litigation and disputes between them, and included mutual releases and Omron’s covenant not to sue the Company. On July 9, 2007, the Court dismissed the lawsuit with prejudice. Pursuant to the settlement agreement, Omron paid $1,500,000 in cash to the Company.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006 and the material updates to such factors included in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in MD&A of this Quarterly Report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K, as amended, and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, have not materially changed other than as set forth below.
Our future success is substantially dependent on the continued service of our senior management and other key employees.
The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. Certain members of our senior management team, including our CEO, have recently left our company or announced their intentions to do so in the near future. The market for highly qualified and talented executives in our industry is very competitive and we cannot provide assurance that we will be able to replace these senior management members with equally-qualified executives in a timely and cost-effective manner, if at all.
We also may be unable to retain existing management, sales personnel and development and engineering personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 17, 2007, the Company held its Annual Meeting of Stockholders at which the Company’s stockholders elected two Class II Directors for a term of two years. All nominees for election as Class II Directors were unopposed and elected as follows:

Election of Directors
Nominee	For	Withheld

William Keiper (1)	33,034,123	14,322,064
Phillip J. Riese	33,624,111	13,732,076

(1)	Mr. Keiper will be resigning from the Company’s Board of Directors effective August 15, 2007.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION
Date: August 9, 2007	By:	/s/ William Keiper
William Keiper
Chief Executive Officer (duly authorized officer and principal executive officer)

Date: August 9, 2007	By:	/s/ Thomas Liguori
Thomas Liguori
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)