Form 10-Q
period 2007-09-30
HYPERCOM CORP
filed 2007-11-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13521
HYPERCOM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0828608 (I.R.S. Employer Identification No.)

2851 West Kathleen Road, Phoenix, Arizona (Address of principal executive offices)	85053 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common Stock, $.001 par value per share	53,148,718 shares

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$77,748	$34,190
Restricted cash	268	201
Short-term investments	8,388	47,228
Accounts receivable, net of allowance for doubtful accounts of $2,757 and $1,934, respectively	69,083	52,777
Inventories	30,174	52,632
Prepaid expenses and other current assets	11,786	8,001
Deferred tax assets, net	623	691

Total current assets	198,070	195,720
Property, plant and equipment, net	17,178	27,261
Intangible assets	10,920	5,733
Other long-term assets	16,502	8,002

Total assets	$242,670	$236,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,942	$22,931
Accrued payroll and related expenses	8,813	6,201
Accrued sales and other taxes	8,049	7,781
Product warranty liabilities	2,134	2,636
Accrued other liabilities	14,944	9,603
Deferred revenue	4,196	2,185
Income taxes payable	1,808	2,460

Total current liabilities	65,886	53,797
Deferred tax liabilities	346	380
Other liabilities	3,400	3,608

Total liabilities	69,632	57,785

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,061,575 and 53,127,205 shares outstanding, respectively	56	56
Additional paid-in capital	249,835	247,989
Accumulated deficit	(54,104)	(46,365)
Treasury stock, 3,162,248 shares (at cost)	(22,749)	(22,749)

Total stockholders’ equity	173,038	178,931

Total liabilities and stockholders’ equity	$242,670	$236,716

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except share and per share data)
Net revenue:
Products	$48,166	$43,158	$144,199	$141,378
Services	22,652	13,511	58,923	42,404

Total net revenue	70,818	56,669	203,122	183,782

Costs of revenue:
Products	32,129	27,395	103,171	84,245
Services	17,458	10,352	49,278	29,701

Total costs of revenue	49,587	37,747	152,449	113,946

Gross profit	21,231	18,922	50,673	69,836

Operating expenses:
Research and development	6,104	7,049	21,541	19,547
Selling, general and administrative	14,588	14,599	42,115	45,696
Gain on sale of real property	(22)	(2,958)	(3,796)	(2,958)

Total operating expenses	20,670	18,690	59,860	62,285

Income (loss) from continuing operations	561	232	(9,187)	7,551
Interest income	1,141	1,237	2,867	3,566
Interest expense	(5)	(413)	(108)	(1,050)
Foreign currency loss	(327)	(104)	(1,356)	(637)
Other expense	(13)	(23)	(7)	(31)

Income (loss) before income taxes and discontinued operations	1,357	929	(7,791)	9,399
Provision for income taxes	(966)	(456)	(737)	(1,928)

Income (loss) before discontinued operations	391	473	(8,528)	7,471
Income (loss) from discontinued operations	138	(127)	789	2,241

Net income (loss)	$529	$346	$(7,739)	$9,712

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.01	$0.01	$(0.16)	$0.14
Income from discontinued operations	—	—	0.01	0.04

Basic and diluted income (loss) per share	$0.01	$0.01	$(0.15)	$0.18

Shares used in computing net icome (loss) per share:
Basic	52,852,410	53,524,064	52,838,846	53,247,041

Diluted	53,023,085	54,161,546	52,838,846	54,066,308

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Amounts in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(8,528)	$7,471
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	6,673	5,682
Amortization of deferred financing costs	—	4
Amortization of discounts on short-term investments	(785)	(990)
Provision for doubtful accounts	825	615
Provision for excess and obsolete inventory	7,062	1,630
Provision (benefit) for warranty and other product charges	1,944	(89)
Deferred income tax benefit (provision)	34	(41)
Non-cash share-based compensation expense	1,109	4,689
Foreign currency losses	(453)	(660)
Gain on sale of real property	(3,796)	(2,958)
Other non-cash write-off of intangibles and other assets	478	264
Changes in operating assets and liabilities, net	1,325	(16,208)

Net cash provided by (used in) operating activities	5,888	(591)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,319)	(4,515)
Proceeds from the sale of real property	16,250	5,190
Cash paid for acquisitions, net of cash acquired	(12,707)	—
Software development costs capitalized	(1,160)	(787)
Net increase in restricted cash	(67)	(189)
Purchase of short-term investments	(126,057)	(228,344)
Proceeds from the sale or maturity of short-term investments	165,690	234,275

Net cash provided by investing activities	36,630	5,630

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(5)	(8,354)
Proceeds from issuance of common stock	544	6,393
Purchase of treasury stock	—	(10,740)

Net cash provided by (used in) financing activities	539	(12,701)

Effect of exchange rate changes on cash	507	337

Net increase (decrease) in cash flows from continuing operations	43,564	(7,325)
Net cash provided by (used in) operating activities — discontinued operations	(6)	4,192
Net cash provided by investing activities — discontinued operations	—	12,137
Cash and cash equivalents, beginning of period	34,190	35,940

Cash and cash equivalents, end of period	$77,748	$44,944

The accompanying notes are an integral part of the consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
These accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to make a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with the option to measure eligible items, including many financial instruments, at fair value at specified election dates. SFAS 159 requires disclosure of unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The cumulative effect of adopting SFAS 159, if any, shall be reported as an adjustment to the opening balance of retained earnings. SFAS 159 is effective for the Company at the beginning of the fiscal 2009 year. The Company has not determined whether it will elect the fair value measurement provisions for its long-term debt obligations, nor has the Company determined the impact of any future election.
In September 2006, FASB issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosure about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS 157 will have on its consolidated financial statements and related disclosures.
2. Restructuring and Other Charges
2007 Restructuring
During the second quarter of 2007, the Company initiated a reconfiguration of the Company’s global sales and marketing organizations.
In addition, the Company announced its intention to outsource its manufacturing and consolidate its software, repair and maintenance functions globally. Pursuant to this restructuring plan, the Company has undertaken the following initiatives:

• Outsourcing the Company’s manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing presently performed in Shenzhen, China and in Atibaia, Brazil. Transitioning of the Company’s entire manufacturing operations in Shenzhen, China to third-party manufacturing partner locations is expected to occur during 2007 and 2008;
• Shutdown of manufacturing operations in Atibaia, Brazil in accordance with the Company’s plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;
• Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden. The reduction in Sweden started in the second half of 2006. The consolidation of global development activities is complete;
• Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which has been completed; and
• Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and is expected to continue during 2008.
The following table summarizes these charges and activities during the three and nine month periods ended September 30, 2007 (in thousands):

		Costs
		Incurred
		During the	Costs Incurred
		three months	During the nine	Accrued
	Total Costs	ended	months ended	Liability at
	Expected to be	September	September 30,	September 30,
	Incurred	30, 2007	2007	2007
Costs of revenues:
One-time termination benefits and related employment costs	$660	$187	$495	$204

Cost associated with transition to contract manufacturing	2,037	445	882	—

Operating Expenses:
One-time termination benefits and related employment costs	1,537	324	953	1,357

Total charges	$4,234	$956	$2,330	$1,561

The following table summarizes these charges and activities during the three and nine month periods ended September 30, 2007 by segment unit (in thousands):

		Costs
		Incurred	Costs
		(Reversed)	Incurred
		During the	During the
		three months	nine months
	Total Costs	ended	ended
	Expected to be	September	September
	Incurred	30, 2007	30, 2007
Americas	$596	$206	$595

EMEA	958	(100)	313

Asia Pacific	1,684	337	529

Shared cost centers	996	513	893

Total charges	$4,234	$956	$2,330

The costs related to these restructuring activities do not include any reversal of stock option compensation related to forfeitures of stock options and restricted stock awards which are described further in Note 6.
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
As a result of actions arising from the 2005 Business Review, total restructuring charges of $24.3 million were expected to be incurred, of which $19.0 million was recorded during 2005. The following table sets forth the restructuring costs identified in conjunction with the 2005 Business Review, the actual costs incurred in 2005, 2006 and through September 30, 2007, and the ending accrued liability balance at September 30, 2007 (in thousands):

	Total	Costs	Costs	Costs	Accruals
	Costs	Incurred	Incurred	Incurred	Reversed		Balance at
	Expected to	During	During	During	During		September
	be Incurred	2005	2006	2007	2007		30, 2007
Costs of revenues:
Warranty charges and product replacement accruals	$7,374	$3,832	$2,702	$332	$—		$508	(a)
Inventory write-downs, primarily for product end-of-life decisions	12,111	12,111	—	—	—		—
One-time termination benefits and related employment costs	469	351	118	—	—		—

Total costs of revenue charges	19,954	16,294	2,820	332	—		508

Operating expenses:
One-time termination benefits and related employment costs	3,370	2,551	819	—	—		—
Idled facility lease charge	1,013	195	267	536	15	(b)	—

Total operating expenses	4,383	2,746	1,086	536	15		—

Total charges	$24,337	$19,040	$3,906	$868	$15		$508

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2007.

(b)	The Company negotiated with the landlord an early termination of the lease for one of the Company’s facilities in Phoenix, Arizona. The difference between the amount paid and the balance in the accrual was $15,000.
3. Reclassification
Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation, including the results of operations and cash flows of the Company’s operations and investment activities.
During the fourth quarter of 2006, the Company reclassified certain revenue generating activities from product and other revenue into service revenues as it was decided these revenue generating activities, while aligned closely with the product sales function, should be more appropriately classified in the service revenue category due to the underlying nature of the revenue source versus the functional alignment within the Company’s overall business. The activities reclassified principally relate to repair services performed primarily on a return to factory basis, application software development, transaction management software, and information delivery services. The reclassification was applied to the three and nine month periods ended September 30, 2006 and did not change net revenues or total costs of revenues. The effects of the reclassification are summarized as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

As previously reported:
Net revenue:
Product	$46,927	$154,952
Services	9,742	28,830

Total net revenue	56,669	183,782
Costs of revenue:
Product	30,411	93,043
Services	7,336	20,903

Total costs of revenue	37,747	113,946

Gross Margin	$18,922	$69,836

As reclassified:
Net revenue:
Product	$43,158	$141,378
Services	13,511	42,404

Total net revenue	56,669	183,782
Costs of revenue:
Product	27,395	84,245
Services	10,352	29,701

Total costs of revenue	37,747	113,946

Gross Margin	$18,922	$69,836

Changes:
Net revenue:
Product	$(3,769)	$(13,574)
Services	3,769	13,574

Total net revenue	—	—
Costs of revenue:
Product	(3,016)	(8,798)
Services	3,016	8,798
Total costs of revenue	—	—

Gross Margin	$—	$—

4. Discontinued Operations
During the fourth quarter of 2005, the Company made the decision to sell its United Kingdom leasing business. Effective May 31, 2006, the Company sold the U.K. lease business for $12.1 million (the “U.K. Lease Sale”). The U.K. Lease Sale included the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The U.K. Lease Sale agreement contains covenants and indemnification provisions, which could result in additional liabilities for the Company if certain events occur or fail to occur in the future.
Income from the Company’s discontinued operations for the three and nine month periods ended September 30, 2007 and 2006 includes the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.K. Lease Business:
Net revenues	$—	$—	$—	$3,230
Costs (Reversal) of revenue	(138)	—	(789)	1,195

Gross profit (a)	138	—	789	2,035
Selling, general and administrative expenses	—	(127)	—	(1,012)
Foreign currency loss	—	—	—	(343)
Gain on sale	—	—	—	1,561

	138	(127)	789	2,241

Income (loss) from discontinued operations	$138	$(127)	$789	$2,241

(a)	The company recorded a gain during the three and nine months ended September 30, 2007 from a rebate of previously paid lease origination commission payments related to the U.K. lease portfolio that was sold in 2006.
5. Business Acquisition
On February 8, 2007, the Company acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support and help desk services for point of sale equipment in Australia. The acquisition builds on Hypercom’s existing card payment terminal business in Australia and expands the Company’s service business footprint in the Asia-Pacific marketplace, providing merchant support for all point of sale terminals in Australia as well as a business platform for potential expansion throughout the region.
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
The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of ACG’s operations are included in the Company’s consolidated results from the date of the acquisition. Pro forma financial information is not presented because the acquisition was not considered significant under the rules and regulations of the Securities and Exchange Commission (“SEC”) (Rule 3-05 of Regulation S-X).
The amount paid for ACG in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of approximately $6.8 million of the purchase price was made to goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is included in other long-term assets. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years.
6. Share-Based Compensation
Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method.

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Costs of revenue — products	$(12)	$40	$70	$138
Costs of revenue — services	1	—	$2	$—
Research and development costs	(169)	305	(194)	714
Selling, general and administrative expenses	244	1,465	1,231	3,837

Total share-based compensation	$64	$1,810	$1,109	$4,689

As of September 30, 2007, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $2.7 million and the related weighted-average period over which it is expected to be recognized is approximately one year.
During the second quarter of 2007, the Company reversed $1.9 million of previously recognized expense due to non-achievement of performance goals related to restricted stock awards. During the third quarter of 2007, the Company reversed $1.0 million of previously recognized expense due to the termination of certain employees which had been granted stock options.
Stock Options
At December 31, 2006, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method prescribed by Financial Accounting Standard Interpretation No. 28, “Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans,” rather than the straight-line method.
A summary of stock option activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2007 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Options	Price	years)	Thousands)
Outstanding at September 30, 2007	3,294,674	$7.35	6.42	$393

Vested and expected to vest at September 30, 2007	3,491,745	$7.49	5.92	$456

Exercisable at September 30, 2007	2,357,272	$7.82	4.57	$456

The aggregate intrinsic value of options exercised during the nine months period ended September 30, 2007 was $0.2 million.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	4.50%	4.57%	4.51%	4.81%
Expected life of the option (in years)	5.38	5.48	5.41	5.48
Expected stock price volatility	55.5%	64.2%	56.8%	66.8%
Expected dividend rate	—	—	—	—
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
Restricted Stock Awards
The Company also grants restricted stock awards to certain employees in accordance with its various share-based employee compensation plans. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. A summary of restricted stock activity within the Company’s share-based compensation plans and changes for the nine months period ended September 30, 2007 is as follows:

	Number of	Weighted
	Nonvested	Average
	Restricted	Grant
	Stock	Date Fair
	Awards	Value
Balance at December 31, 2006	342,432	$6.92
Granted	85,000	5.90
Vested	(52,432)	6.43
Forfeited	(300,000)	6.89

Balance at September 30, 2007	75,000	6.24

Employee Stock Purchase Plan
Under SFAS 123R, the Company’s Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. The Company recorded compensation expense of $42,475 and $53,000 related to the Purchase Plan during the nine month periods ended September 30, 2007 and 2006, respectively.

7. Restricted Cash
The Company’s restricted cash balance of $0.3 million at September 30, 2007 consists of foreign irrevocable letters of guarantee required by three customers.
8. Short-term Investments
The Company’s short-term investments are classified as available-for-sale and recorded at fair value. As of September 30, 2007 and December 31, 2006, the amortized cost of the Company’s short-term investments equaled their fair value. Accordingly, there were no unrealized gains and losses as of September 30, 2007 or December 31, 2006.
Proceeds from the sale of available-for-sale securities for the nine month periods ended September 30, 2007 and 2006 were $165.7 million and $234.3 million, respectively. Gross realized gains and losses from the sale of available-for-sale securities were immaterial for the nine month periods ended September 30, 2007 and 2006.
The Company’s short-term investments consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Municipal debt securities	$—	$10,400
U.S. government and agency debt securities	4,990	5,977
Corporate debt securities	3,398	23,001
Preferred equity securities	—	7,850

	$8,388	$47,228

9. Inventories
Inventories consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Purchased parts	$8,615	$24,367
Work in progress	6,933	6,008
Finished goods	14,626	22,257

	$30,174	$52,632

10. Product Warranty
The following table reconciles the changes to the product warranty liability for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$3,766	$3,183	$2,636	$5,534
Warranty charges (reversals) from normal operations	51	615	1,944	1,319
Warranty reversals related to the 2005 Business Review	—	(24)	(100)	(1,408)
Utilization of warranty liability	(1,683)	(307)	(2,346)	(1,978)

Balance at end of period	$2,134	$3,467	$2,134	$3,467

Warranty charges related to the 2005 Business Review consist of costs for the trade-in of certain electronic payment equipment that the Company elected to grant customers as a result of higher than expected repair occurrences.
During the second quarter of 2007, the Company increased the product warranty liability by $1.3 million as a result of a settlement reached with a European customer. The settlement amount was paid during the third quarter of 2007.
Deferred revenue associated with the Company’s extended warranty programs was $1.8 million at September 30, 2007 and December 31, 2006.
11. Property, Plant and Equipment, net
Property, plant and equipment, net, consists of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Land and improvements	$—	$4,743
Buildings	2,524	12,753
Computer equipment and software	24,528	23,956
Machinery and equipment	17,444	17,341
Equipment leased to customers	11,874	10,806
Furniture and fixtures	4,950	4,945
Leasehold improvements	3,680	3,118
Construction in process	3,353	375

	68,353	78,037
Less accumulated depreciation	(51,175)	(50,776)

	$17,178	$27,261

In June 2007, the Company completed the sale of its headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. The Company recorded a gain of $3.8 million on the sale in the second quarter of 2007. The net book value of the headquarter facilities was $11.7 million and was included in property, plant and equipment, net, at December 31, 2006. The gain of $3.8 million is included as a separate line within operating expenses in the Company’s consolidated statements of operations and is included in the corporate operating income relative to the segment and geographic information as disclosed in Note 14.

12. Equity Transactions
During the nine month period ended September 30, 2006, the Company purchased 1,346,628 shares of its common stock for $10.7 million. The repurchased shares were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The timing and amount of any future repurchases will depend upon market conditions and corporate considerations.
Additional equity activity during the nine month periods ended September 30, 2007 and 2006 relate to the issuance of common stock under the Company’s share-based compensation plans.
13. Earnings per Share
Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares used in basic income (loss) per share computation (weighted average common shares outstanding)	52,852,410	53,524,064	52,838,846	53,247,041
Dilutive effect of stock options and warrants	170,675	637,482	—	819,267

Shares used in diluted income per share computation	53,023,085	54,161,546	52,838,846	54,066,308

Options, stock awards and warrants that could potentially dilute income per share in the future that were not included in the computation of diluted income per share	3,199,878	3,584,985	3,163,814	3,559,917	(a)

(a)	These options, restricted stock awards and warrants were not included in the computation of diluted income (loss) per share because they were anti-dilutive.
14. Segment and Geographic Information
During the first quarter of 2007, the Company began to report information pertaining to three business segments as follows: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia-Pacific. While the Company has historically operated globally, in the past the reporting of its global operations did not meet all the criteria as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).
During the first quarter of 2007, the Company added a President to the executive management team, initiated certain organizational changes and made enhancements to the Company’s internal management reporting, including providing additional reports to the Company’s Board of Directors. As required in SFAS 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.

The Company’s Chief Operating Decision Makers (“CODM”), as defined in SFAS 131, consist of a group comprised of the Company’s President and Chief Financial Officer. The CODM reviews the product and service revenues; gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs; direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation. Intersegment sales approximate market prices and are not significant. Reportable segment data follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenue
Americas	$39,218	$33,345	$108,022	$107,553
EMEA	17,581	14,375	56,962	48,386
Asia Pacific	14,019	8,949	38,138	27,843
Shared cost centers	—	—	—	—

	$70,818	$56,669	$203,122	$183,782

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Income
Americas	$4,393	$5,564	$4,732	$23,359
EMEA	4,392	1,200	9,281	7,826
Asia Pacific	3,006	1,558	6,635	9,070
Shared cost centers	(11,230)	(8,090)	(29,835)	(32,704)

Total segment profit (loss)	$561	$232	$(9,187)	$7,551

Interest income	1,141	1,237	2,867	3,566
Interest expense	(5)	(413)	(108)	(1,050)
Foreign currency loss	(327)	(104)	(1,356)	(637)
Other expense	(13)	(23)	(7)	(31)

Income (loss) before income taxes and discontinued operations	$1,357	$929	$(7,791)	$9,399

	September 30,	December 31,
	2007	2006
Total Assets
Americas	$81,005	$68,578
EMEA	28,666	35,710
Asia Pacific	55,561	60,031
Shared cost centers	77,438	72,397

	$242,670	$236,716

15. Income Taxes
Income tax expense (benefit) before discontinued operations for federal, state and foreign taxes was $1.0 million and $0.5 million for the three month periods ended September 30, 2007 and 2006, respectively, and $0.7 million and $1.9 million for the nine month periods ended September 30, 2007 and 2006, respectively. The Company’s consolidated effective tax rates for the three month and nine month periods ended September 30, 2007 were 71.2% and (9.45)%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three month period ended September 30, 2007 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of September 30, 2007. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).
In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on non-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits related to FIN 48 at September 30, 2007 is $7.7 million, of which $3.9 million would impact the Company’s effective tax rate were it to be recognized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at September 30, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
It is reasonably possible that the amount of unrecognized tax benefits for the Company will decrease within the next twelve months by $0.6 million relating to income tax exposure in various foreign jurisdictions. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.
16. Commitments and Contingencies
Litigation
The Company is currently a party to various legal proceedings, including those noted below. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on the Company’s financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. If an unfavorable ruling occurs, it is possible such a ruling could have a material adverse impact on the Company’s results of operations or the Company’s financial position in the period in which the ruling occurs or in future periods.
Brazil Central Bank Proceeding. In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (“Bank”) commenced an administrative proceeding against the Company’s subsidiary, Empresa Brasileira Industrial, Comercial e Serv. Ltda. (“EBICS”), formerly known as Hypercom do Brasil Industria e Comercio Ltda., alleging that it is subject to a penalty totaling R$197,317,538 (US$107,296,106) for failing to pay the Company, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. The penalty amount was based on a fixed tax for operating capital loans. The penalty triggering events occurred during the period from January 1997 through May 2001. A 2003 Brazil Federal law provided that the penalty may not exceed 100% of the unpaid import values. A 2004 Central Bank Ordinance reduced the penalties under the law to 0.5% of such amount. The Company appealed the administrative penalty and, on August 31, 2007, the Brazil Central Bank Council decided that the 0.5% rate should be applied retroactively to the penalty calculation and reduced the current amount of the penalty in the administrative proceeding from R$243,243,436 (US$132,269,405) to R$402,398, or approximately US$218,814. The above stated U.S. currency conversions were calculated as of the end of the third quarter of 2007. The Company intends to file a petition requesting the termination of the related judicial proceeding that it commenced to contest the Bank’s original penalty.
SPA Syspatronic AG v. Hypercom Corporation, et al. On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Beaumont Division, against the Company and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company has not yet filed an answer, but intends to vigorously defend this litigation.
Verve LLC v. Hypercom Corporation (United States District Court for the District of Arizona, Civil Action No. 05-CV-0365-PHX-FJM, filed on February 4, 2004). As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, on May 8, 2007, the Company entered into a Release and Settlement Agreement with Verve, LLC, Raymond Galasso, Simon, Galasso & Frantz, PLC, and Galasso & Associates, LP (the “Verve Defendants”) that resolved all litigation, appeals, adverse proceedings and disputes between the parties, and included mutual releases and the Verve Defendants’ covenant not to sue the Company. Pursuant to the settlement agreement, the Verve Defendants and their insurers paid $610,000 in cash to the Company and agreed to pay the Company an additional $150,000 pursuant to a secured promissory note bearing interest at 10% per annum, with installments of $30,000 due on November 30, 2007, $50,000 due on May 30, 2008 and $70,000 due on November 30, 2008. On May 30, 2007, the Company entered into a related settlement Agreement and Release with the insurers of Raymond Galasso and Simon Galasso & Frantz, PLC. In addition, the parties agreed to withdraw their respective pending petitions for sanctions and review of sanctions orders in related proceedings before the International Trade Commission in Investigation No. 337-TA-524.
The cash portion of $610,000 was received on June 8, 2007 and recorded as a gain. However, as the $150,000 promissory note has a maturity date of November 30, 2008, we recorded it as a fully reserved receivable.
Hypercom Corporation vs. Omron Corporation (United States District Court for the District of Arizona, Civil Action No. 04-CV-0400-PHX-PGR, filed on February 25, 2004). As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, on June 20, 2007, the Company and Omron Corporation entered into a Settlement Agreement and Mutual Releases that resolved all litigation and disputes between them, and included mutual releases and Omron’s covenant not to sue the Company. On July 9, 2007, the Court dismissed the lawsuit with prejudice. Pursuant to the settlement agreement, Omron paid $1.5 million in cash to the Company.
The settlements with the Verve and Omron resulted in a $1.4 million gain, net of legal expenses, and is included in selling, general and administrative expenses in our consolidated statements of operations for the nine month period ended September 30, 2007.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
This report, including this “Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operation,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the gradual recovery of our multi-lane revenues following our transition to an indirect sales model for our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
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
Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	our expected transition to a contract manufacturing model;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	country-specific changing economic or political environment;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate acquired technologies or businesses;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K/A as filed with the SEC are those that depend most heavily on these judgments and estimates. As of September 30, 2007, there have been no material changes to any of the critical accounting policies contained therein.
Business Acquisition
On February 8, 2007, the Company acquired the assets of ACG, a provider of installation, technical support and help desk services for point of sale equipment in Australia. The acquisition builds on the Company’s existing card payment terminal business in Australia and expands our service business footprint in the Asia-Pacific marketplace, providing merchant support for all vendors’ point of sale terminals in Australia as well as a business platform for potential expansion throughout the region.
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
The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations,” and accordingly, the results of ACG’s operations are included in the Company’s consolidated results from the date of the acquisition. Pro forma financial information is not presented because the acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X).
The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of approximately $6.8 million of the purchase price was made to goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is included in other long-term assets. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years.
2007 Restructuring
During the second quarter of 2007, we initiated a reconfiguration of our global sales and marketing organizations.
In addition, we announced our intention to outsource our manufacturing and consolidate our software, repair and maintenance functions globally. Pursuant to this restructuring plan, we have undertaken the following initiatives:
• Outsourcing our manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing presently performed in Shenzhen, China and in Atibaia, Brazil. Transitioning of our entire manufacturing operations in Shenzhen, China to third-party manufacturing partner locations is expected to occur during 2007 and 2008;
• Shutdown of manufacturing operations in Atibaia, Brazil in accordance with our plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;
• Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden. The reduction in Sweden started in the second half of 2006. The consolidation of global development activities is complete;
• Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which has been completed; and
• Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and is expected to continue during 2008.
As a result of these actions, we incurred charges of $1.0 million and $2.3 million during the three and nine months ended September 30, 2007, respectively, of which $0.2 million of cost is in the Americas segment, $0.3 million in the Asia-Pacific segment, ($0.1) million in the EMEA segment and $0.5 million in shared cost centers for the three months ended September 30, 2007, and $0.6 million of cost is in the Americas segment, $0.5 million in the Asia-Pacific segment, $0.3 million in the EMEA segment and $0.9 million in shared cost centers for the nine months ended September 30, 2007. These costs are exclusive of any reversals of stock based compensation. We expect additional costs associated with these and other related activities that will take place during the fourth quarter of 2007 and possibly into the first quarter of 2008 to approximate $1.3 million. The estimated costs are based on planned activities and circumstances known by us as of the filing of this Quarterly Report on Form 10-Q. However, due to the inherent risk of the activities being undertaken, we cannot provide assurance that these estimated additional costs will not exceed $1.3 million.

Results of Operations

	Three Months Ended September 30,
		% of		% of	Dollar
(Amounts in thousands, except per share data)	2007	Revenue	2006	Revenue	Change
Net revenue:
Products	$48,166	68.0%	$43,158	76.2%	$5,008
Services	22,652	32.0%	13,511	23.8%	9,141

Total net revenue	70,818	100.0%	56,669	100.0%	14,149

Costs of revenue:
Products	32,129	66.7%	27,395	63.5%	4,734
Services	17,458	77.1%	10,352	76.6%	7,106

Total costs of revenue	49,587	70.0%	37,747	66.6%	11,840

Gross profit:
Products	16,037	33.3%	15,763	36.5%	274
Services	5,194	22.9%	3,159	23.4%	2,035

Total gross profit	21,231	30.0%	18,922	33.4%	2,309

Operating expenses:
Research and development	6,104	8.6%	7,049	12.4%	(945)
Selling, general and administrative	14,588	20.6%	14,599	25.8%	(11)
Gain on sale of real property	(22)	0.0%	(2,958)	(5.2)%	2,936

Total operating expenses	20,670	29.2%	18,690	33.0%	1,980

Income from continuing operations	561	0.8%	232	0.4%	329
Non-operating income	796	1.1%	697	1.2%	99

Income before income taxes and discontinued operations	1,357	1.9%	929	1.6%	428
(Provision) benefit for income taxes	(966)	(1.4)%	(456)	(0.8)%	(510)

Income before discontinued operations	391	0.6%	473	0.8%	(82)
Income (loss) from discontinued operations	138	0.2%	(127)	(0.2)%	265

Net income	$529	0.7%	346	0.6%	$183

Diluted income per share	$0.01		$0.01		$—

	Nine Months Ended September 30,
		% of		% of	Dollar
(Amounts in thousands, except per share data)	2007	Revenue	2006	Revenue	Change
Net revenue:
Products	$144,199	71.0%	$141,378	76.9%	$2,821
Services	58,923	29.0%	42,404	23.1%	16,519

Total net revenue	203,122	100.0%	183,782	100.0%	19,340

Costs of revenue:
Products	103,171	71.5%	84,245	59.6%	18,926
Services	49,278	83.6%	29,701	70.0%	19,577

Total costs of revenue	152,449	75.1%	113,946	62.0%	38,503

Gross profit:
Products	41,028	28.5%	57,133	40.4%	(16,105)
Services	9,645	16.4%	12,703	30.0%	(3,058)

Total gross profit	50,673	24.9%	69,836	38.0%	(19,163)

Operating expenses:
Research and development	21,541	10.6%	19,547	10.6%	1,994
Selling, general and administrative	42,115	20.7%	45,696	24.9%	(3,581)
Gain on sale of real property	(3,796)	(1.9)%	(2,958)	(1.6)%	(838)

Total operating expenses	59,860	29.5%	62,285	33.9%	(2,425)

Income (loss) from continuing operations	(9,187)	(4.5)%	7,551	4.1%	(16,738)
Non-operating income	1,396	0.7%	1,848	1.0%	(452)

Income (loss) before income taxes and discontinued operations	(7,791)	(3.8)%	9,399	5.1%	(17,190)
Provision for income taxes	(737)	(0.4)%	(1,928)	(1.0)%	1,191

Income (loss) before discontinued operations	(8,528)	(4.2)%	7,471	4.1%	(15,999)
Income (loss) from discontinued operations	789	0.4%	2,241	1.2%	(1,452)

Net income (loss)	$(7,739)	(3.8)%	$9,712	5.3%	$(17,451)

Diluted income (loss) per share	$(0.15)		$0.18		$(0.33)

Net Revenue
Net revenue for the three months ended September 30, 2007 was $70.8 million, a $14.1 million or 25.0% increase over net revenue for the three months ended September 30, 2006 of $56.7 million. This increase was comprised of an increase of $5.0 million or 11.6% in products revenue and an increase of $9.1 million or 67.7% in services revenue. Net revenue for the nine months ended September 30, 2007 was $203.1 million, a $19.3 million or 10.5% increase over net revenue for the nine months ended September 30, 2006 of $183.8 million. This increase was comprised of an increase of $2.8 million or 2.0% in products revenue and an increase of $16.5 million or 39.0% in services revenue.
Products revenue increased during the third quarter of 2007 compared to the third quarter of 2006 principally from increases in South America of $3.1 million, EMEA of $2.6 million, MCCA of $0.9 million and Asia-Pacific of $0.2 million offset by North America which decreased by $1.8 million. The increase in South America products revenue related to countertop sales in Brazil of $4.3 million compared to prior year third quarter sales of

$0.8 million. Third quarter 2006 Brazil terminal sales were low due to a delay in shipments of $3.1 million caused by the lack of finalization of a contract within the third quarter. The increase in EMEA products revenue principally related to mobile terminal sales of $2.9 million, which was an increase of $1.7 million or 144%, and PIN pad sales of $1.8 million, which was an increase of $0.6 million or 45%. The increases in EMEA related principally to increased penetration of Central and Eastern Europe markets. The increase in MCCA products revenue resulted from countertop and mobile terminal sales increases to existing and new customers principally in Mexico. North America products revenue declined principally in countertop by $2.0 million or 18.8% related to the decline in sales to First Data, a major processor customer. First Data is expected to remain as a customer going forward, although the sales volumes, and whether there will be further declines or increases from the volumes experienced in the third quarter of 2007, are uncertain.
Products revenue increased for the nine months ended September 30, 2007 compared to the same period of 2006, which resulted principally from increases in South America (specifically, Brazil) of $8.5 million, EMEA of $8.2 million, and MCCA of $5.7 million, which was also consistent with the third quarter 2007 trends. Partially offsetting those increases were declines in North America of $17.3 million due to a reduction in sales to one of our largest customers, First Data, which has developed and is aggressively selling its own payment devices; lower sales of our L4100 multi-lane product due to declines in price and volume related to the impending transition to PCI security standards effective beginning in 2008; a decline in unattended product sales due to the completion of a large order from a major quick service restaurant chain during 2006; and Asia-Pacific of $2.1 million for the same reasons impacting the third quarter of 2007.
Services revenue increased during the third quarter of 2007 compared to the third quarter of 2006, principally from the inclusion of TPI Software, LLC (“TPI”) (acquired in late December 2006 and now referred to as Hypercom Payment Solutions (“HPS”) and ACG, which together contributed $5.8 million in revenue in the third quarter of 2007 as well as increases in South America of $1.7 million, MCCA of $0.8 million, and EMEA of $0.6 million. Services revenue of HPS included approximately $0.8 million in software license and maintenance fees related to a significant implementation accepted by the customer in the third quarter of 2007. Costs related to the implementation were immaterial and expensed as incurred beginning in May 2007. The increase in MCCA included approximately $0.8 million of cumulative services billings for out-of-scope services performed from January through June 2007 accepted by a customer in the third quarter. Costs for the out-of-scope services were not incremental and were expensed in the periods they were incurred. Approximately $250,000 in services revenue for such out-of-scope services relating to the third quarter of 2007 will be negotiated with the customer during the fourth quarter of 2007, with related costs having been recorded during the third quarter of 2007. The increase in services revenue in South America relates to Brazil where services revenue increased $1.7 million principally from volume increases on a significant logistics contract that is ramping up as service levels have improved and from volume increases in other help desk services.
Services revenue increased for the nine months ended September 30, 2007 compared to the same period of 2006, principally from the inclusion of TPI and ACG, which together contributed $13.5 million in revenues for the nine months ended September 30, 2007 and increases in MCCA (specifically, Mexico) of $2.0 million due to increased installed units under service arrangements, increases in Asia-Pacific of $0.7 million primarily related to software sales in Thailand, increases in EMEA of $0.3 million related to a change in service mix and service increases of $0.2 million in Brazil principally from the ramping up of the logistics contract and increased help desk services which have partially offset declines in services revenues from the decline in repair of legacy products together with certain price reductions occurring late 2006 and early 2007. North America services revenues declined by $0.3 million on a year-to-date basis versus the prior year due to a lower volume of repairs.
Costs of Revenue and Gross Profit
Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue decreased to 30.0% for the three months ended September 30, 2007 from 33.4% for the three months ended September 30, 2006.

Products gross margin was 33.3% for the three months ended September 30, 2007, compared to 36.5% for the three months ended September 30, 2006. Products gross margin declined in the third quarter of 2007 compared to the third quarter of 2006, principally in the countertop, mobile, and multi-lane product categories, combined with the impact of transitioning to contract manufacturing. The countertop product segment was impacted by incremental sales of $3.5 million in Brazil with a negative gross margin impact of $286,000. Excluding the Brazil incremental sales and negative gross margin impact would add 330 basis points to the margin resulting in a products margin of 36.6%. Mobile products gross margin declined due to sales in geographies with lower average selling prices, such as Central and Eastern Europe, as well as changes in product mix. Multi-lane products gross margin has been impacted by price declines during 2007. These declines were partially offset by improved gross margins in networking products in North America and EMEA, PIN pads in EMEA and unattended products in Sweden on a year over year basis. The transition to contract manufacturing continued during the third quarter of 2007 and has negatively impacted the products gross margin by approximately 1% and the overall gross margin by 0.7% due to duplicative overheads offset by direct material cost savings. The transition is expected to be complete by the end of the first quarter of 2008, although there can be no assurances that timeframe will be met.
Services gross margin was 22.9% for the three months ended September 30, 2007 compared to 23.4% for the three months ended September 30, 2006. Services margin declined in the third quarter of 2007 compared to the third quarter of 2006 principally as a result of margin declines in Brazil. The services gross margin in Brazil has declined year over year principally due to competitive pressures and changes in service mix that occurred at the beginning of 2007. However, the Brazil services gross margin has improved from the second quarter of 2007 as a result of the restructuring efforts put in place to address the pricing and service mix related declines. Offsetting this year over year gross margin decline in Brazil was the favorable impact of a software sale of $0.9 million in North America at near 100% margins and certain out-of-scope revenues of $0.8 million at 100% gross margin in MCCA as the result of reaching settlement during the quarter for services performed in prior periods of 2007.
Products gross margin was 28.5% for the nine months ended September 30, 2007, compared to 40.4% for the nine months ended September 30, 2006. The decline in gross margin for the nine months ended September 30, 2007 compared to the same period in 2006 primarily relates to second quarter 2007 charges of $9.6 million, which reduced the year-to-date products gross margin by approximately 7%. In addition, the gross margin for the nine months ended September 30, 2007 has been impacted by the $3.5 million of incremental product sales in Brazil during the third quarter of 2007, as well as the mobile, multi-lane and manufacturing transition costs described above.
Services gross margin was 16.4% for the nine months ended September 30, 2007, compared to 30.0% for the nine months ended September 30, 2006. Gross margin related to services has declined principally due to competitive pressures and changes in service mix in our key service market of Brazil. Although management has taken certain actions to address improving gross margins, the impact of pricing and service mix in Brazil will likely continue through 2007. The services gross margin for the nine months ended September 30, 2007 was also impacted by charges of $0.5 million primarily related to a contract loss with a European customer and severance costs associated with the transition of service activity to Mexico and cost reductions in Brazil. Partially offsetting these charges were the high margin sale of a software license and the settlement on fees for out-of-scope services described above.
Operating Expenses
Research and development expenses consist mainly of software and hardware engineering costs, and the cost of development personnel. Research and development expenses decreased $0.9 million or 13.4% for the three months ended September 30, 2007 compared to the same period in 2006. Research and development expenses increased $2.0 million or 10.2% for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in expenses in third quarter of 2007 compared to the third quarter of 2006 was primarily due to $0.7 million of personnel termination charges in 2006 and lower 2007 expenses resulting from prior period restructuring activities that moved some development activities to lower cost geographies. The increase in research and development for the nine months ended September 30, 2007 is related to the development of new products, severance and facility exit costs for development activities that were transitioned to lower-cost geographies during the first half of 2007.

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses were flat for the three months ended September 30, 2007 when compared to the same period in 2006. During the three months ended September 30, 2007, we recorded approximately $1.0 million in severance related charges in connection with the departure of two sales and marketing executives and our former Chief Executive Officer, as well as $0.7 million in due diligence costs related to the evaluation of strategic proposals, partially offset by reversals of stock based compensation of approximately $0.8 million principally related to these executives. The three months ended September 30, 2007 included reductions in legal costs associated with having fewer pending litigation matters and reductions in marketing costs associated with trade shows when compared to the same period in 2006, further offsetting the net costs associated with the severance and due diligence in the 2007 period. SG&A expenses decreased $3.6 million or 7.8% for the nine months ended September 30, 2007 when compared to the same period in 2006. The principal reason for the decrease in SG&A for the nine months ended September 30, 2007 compared to the same period in the prior year can be attributed to the reversal of $2.3 million of previously accrued stock compensation and bonus expense during the second quarter of 2007 due to the non-achievement of performance goals, a $1.4 million favorable litigation settlement in the second quarter of 2007 related to dismissed patent infringement litigation, and a net expense decrease from general cost reductions in travel and entertainment, as well as promotional spending, offset by an increase of $2.7 million of legal and accounting costs associated with the evaluation strategic proposals.
In June 2007, the Company completed the sale of its headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million and recorded a gain of $3.8 million on the sale in the second quarter of 2007. The gain of $3.8 million is included as a separate line within operating expenses in our consolidated statements of operations for the nine months ended September 30, 2007 and is included in the corporate operating income for the nine months ended September 30, 2007 relative to the segment and geographic information as disclosed in Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Non-Operating Income
Non-operating income consists of net interest income, foreign currency losses, and other income and losses. For the three and nine months ended September 30, 2007 and 2006, our interest income, net of interest expense, was $1.1 million and $0.8 million, and $2.8 million and $2.5 million, respectively. For the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, net interest income increased over the same periods in 2006 due to less interest expense in 2007 resulting from the payoff of mortgage debt in April 2006, and the recording of an interest penalty on a China payroll tax settlement in the third quarter of 2006. Interest income declined slightly in the three and nine months ended September 30, 2007 compared to the same periods in 2006 related to the average balance of cash and investments outstanding during the periods, as investment yields remained relatively constant. Foreign currency losses for the three and nine months ended September 30, 2007 and 2006 were $0.3 million and $0.1 million, and $1.4 million and $0.6 million, respectively. The increase in foreign currency losses is principally attributable to net unfavorable movements of currencies not hedged and a general increase in hedged exposure increasing the direct cost of hedging.
Provision for Income Taxes
Income tax expense before discontinued operations for federal, state and foreign taxes was $1.0 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively. Income tax expense before discontinued operations for federal, state and foreign taxes was $0.7 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively.
Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three months ended September 30, 2007 and 2006 was 71.2% and 49.0%, respectively. Our consolidated effective tax rate for the nine months ended September 30, 2007 and 2006 was (9.45)% and 20.5%, respectively. The consolidated tax expense for the nine months ended September 30, 2007 includes the reversal of previously established tax reserves of approximately $0.6 million for certain tax matters related to our China operations which were reversed due to the expiration of the statute of limitations, as well as a tax benefit recognized in Sweden related to losses incurred during the second quarter of 2007. Exclusive of the benefits recorded, the consolidated effective tax rate for the three and nine months ended September 30, 2007 are not meaningful due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2006 resulted from taxes payable in certain foreign jurisdictions where we earned pre-tax income, recorded without any offsetting benefits from the deferred tax assets (net of valuation allowances) in jurisdictions where we recorded pre-tax losses.
We continue to provide a valuation reserve against substantially all deferred tax asset balances as of September 30, 2007. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
During the three months ended September 30, 2007, we recorded $0.1 million of income from discontinued operations related to final settlements from our U.K. leasing operations. During the three months ended September 30, 2006, we recorded $0.1 million of expense from discontinued operations of our U.K. leasing operations. For the nine months ended September 30, 2007 and 2006, we recorded income from discontinued operations of $0.8 million and $2.2 million, respectively, related to our U.K. leasing operations. The income from discontinued operations in 2007 is principally due to reimbursements of previously paid commissions paid to us in the first quarter of 2007 for those leases not reaching full lease term. The income from discontinued operations for the nine months ended September 30, 2006 related to normal operations related to our U.K. leasing operations prior to its sale on May 31, 2006, plus a gain upon sale of the U.K. leasing operations of $1.6 million.
Segment Information
During the three months ended March 31, 2007, we began to report information pertaining to three business segments as follows: (i) Americas; (ii) EMEA; and (iii) Asia-Pacific. While we have historically operated globally, in the past the reporting of our global operations did not meet all the criteria as set forth in SFAS 131. During the first quarter of 2007, we added a President to the executive management team, initiated certain organizational changes and made enhancements to our internal management reporting, including providing additional reports to our Board of Directors. As required in SFAS 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.
Our CODM reviews the products and services revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation.
The Americas business segment consists of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia-Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.
The following table set forth the revenues and operating results by business segment for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three Months Ended September 30,
					Dollar
	2007	% of Revenue	2006	% of Revenue	Change
Net revenues:
Americas	$39,218	55.4%	$33,345	58.8%	$5,873
EMEA	17,581	24.8%	14,375	25.4%	3,206
Asia-Pacific	14,019	19.8%	8,949	15.8%	5,070

Total net revenues	$70,818	100.0%	$56,669	100.0%	$14,149

Operating income:
Americas	$4,393	6.2%	$5,564	9.8%	$(1,171)
EMEA	4,392	6.2%	1,200	2.1%	3,192
Asia-Pacific	3,006	4.2%	1,558	2.7%	1,448
Shared Cost Centers	(11,230)	(15.9)%	(8,090)	(14.3)%	(3,140)

Total operating income	$561	0.8%	$232	0.4%	$329

	Nine Months Ended September 30,
					Dollar
	2007	% of Revenue	2006	% of Revenue	Change
Net revenues:
Americas	$108,022	53.2%	$107,553	58.5%	$469
EMEA	56,962	28.0%	48,386	26.3%	8,576
Asia-Pacific	38,138	18.8%	27,843	15.2%	10,295

Total net revenues	$203,122	100.0%	$183,782	100.0%	$19,340

Operating income:
Americas	$4,732	2.3%	$23,359	12.7%	$(18,627)
EMEA	9,281	4.6%	7,826	4.3%	1,455
Asia-Pacific	6,635	3.3%	9,070	4.9%	(2,435)
Shared Cost Centers	(29,835)	(14.7)%	(32,704)	(17.8)%	2,869

Total operating income (loss)	$(9,187)	(4.5)%	$7,551	4.1%	$(16,738)

Americas net revenue increased in both the three and nine month periods ended September 30, 2007, principally as a result of increases in MCCA and Brazil due to countertop and mobile terminal and services revenue gains partially offset by declines in North America countertop, unattended and multi-lane product revenues. EMEA net revenue increased in both the three and nine month periods ended September 30, 2007 principally as a result of increased mobile product revenue throughout the region. Asia-Pacific net revenue increased principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $4.8 million and $11.7 million in revenue for the three and nine months ended September 30, 2007, respectively. Offsetting the increases from ACG were declines in the Asia-Pacific region, in both the three and nine month periods ended September 30, 2007, due to a soft New Zealand market and a decrease in networking sales in China.
Americas operating income decreased in the three months ended September 30, 2007 principally as a result of incremental terminal sales in Brazil at a slight negative gross margin and the decline in services gross margin in Brazil due to competitive pricing pressures and service mix changes noted previously, offset partially by increases in MCCA related to higher sales volumes of higher gross margin mobile products and the gross margin benefit of service billings for out-of-scope services negotiated and settled in the third quarter of 2007. Americas operating income decreased in the nine month period ended September 30, 2007, principally as a result of increased inventory reserves related to excess non-compliant PCI inventory together with an allocation of costs associated with our transition to contract manufacturing, and service costs related to the move of our North American repair center to Hermosillo, Mexico, with the remaining decline related to the decline in North American revenue that typically carry a higher gross margin and the replacement of those revenues with lower gross margin, newer product sales in Mexico and Brazil.

EMEA operating income increased in the three months ended September 30, 2007, principally as a result of increases in gross margin due to increased volumes and mix of higher gross margin products, as well as decreased sales expenses from improved accounts receivable bad debt experience in 2007. EMEA operating profit increased in the nine month period ended September 30, 2007, principally as a result of an increase in gross margin due to increased volumes and mix of higher margin products offset by increased inventory reserves for excess network equipment, a warranty settlement, write-off of capitalized software, a lost contract with a European customer and an allocation of costs associated with our transition to contract manufacturing, together with increased research and development costs associated with reducing personnel and exiting a facility.
Asia-Pacific operating income increased for the three months ended September 30, 2007, principally as a result of an increase in gross margin resulting from the acquisition of ACG together with decreases in operating expenses from improved bad debt experience and certain one-off charges in 2006 for a payroll tax matter that did not reoccur in 2007. Asia-Pacific operating income decreased in the nine month period ended September 30, 2007, principally as a result of a decline in revenue in New Zealand year over year that have a higher gross margin, a decline in high gross margin networking equipment revenue, as well as increases in certain direct operating expenses related to increases in sales management and bad debt expenses, partially offset by improvements in gross margin due to the acquisition of ACG.
Shared cost center expenses decreased during the three months ended September 30, 2007, principally as a result of the gain on the sale of real property, the reversal of previously recorded stock compensation expense due to the non-achievement of performance objectives, and a favorable litigation settlement. Shared cost center expenses increased in the three months ended September 30, 2007, principally due to the three month period ended September 30, 2006 including a gain on sale of real property of $3.0 million. Shared cost center expenses decreased during the nine months ended September 30, 2007, principally as a result of favorable impacts from a gain on sale of real property and reversal of stock based compensation in the second quarter of 2007, offset by costs incurred for due diligence efforts through September 30, 2007.
Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first nine months of 2007, our primary source of cash was our short term investments, proceeds from the sale of real property and cash from operations.
Cash Flows. Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the nine months ended September 30, 2007 was $5.9 million, compared to cash used in operations of $0.6 million for the nine months ended September 30, 2006. The principal reason for the increase in cash provided by operations from the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, is primarily due to a reduction in inventory, net of inventory reserve increases, associated with increased sales and the transition to contract manufacturing. Accounts receivable increased as of September 30, 2007, compared to December 31, 2006, due to an increase in days sales outstanding from 86 to 100 as certain accounts aged longer than normal. Payment terms for most of our customers are generally between 30 and 60 days.
Cash provided by investing activities was $36.6 million for the nine months ended September 30, 2007. Cash provided by investing activities for the nine months ended September 30, 2007 consisted principally of proceeds from the sale of real property of $16.3 million, net of the acquisition of ACG for $12.7 million, purchases of property, plant and equipment of $5.3 million, and capitalized software costs of $1.2 million. Offsetting this net use of cash from investing activities were net proceeds from the sale of short-term investments of $39.6 million.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options, offset by cash used to repay long-term debt. During the nine months ended September 30, 2007, we had minimal financing activity and $0.5 million of proceeds from stock options exercised. In addition to proceeds received for stock options and treasury stock purchases, we paid off our corporate headquarters building mortgage during the nine months ended September 30, 2006.
There were minimal cash flows from discontinued operations during the nine months ended September 30, 2007.
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
Liquidity and Capital Resources. At September 30, 2007, cash and cash equivalents and short-term investments were $77.7 million and $8.4 million, respectively, compared to $34.2 million and $47.2 million at December 31, 2006, respectively. Working capital decreased $9.4 million from $141.9 million at December 31, 2006 to $132.2 million at September 30, 2007, primarily due to the decrease in inventory, net of the increase in inventory reserves.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
At September 30, 2007, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned which approximate current interest rates.
Our investment portfolio, consisting of fixed income securities, was $8.4 million as of September 30, 2007. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2007, the decline in the fair value of our investment portfolio would not be material given that our investments typically have interest rate reset features that regularly adjust to current market rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
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
A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into these transactions in other currencies, such as the Euro, Hong Kong dollar, Australian dollar, Mexican peso, Brazilian real, British pound, as well as other Asian and European currencies. We hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our Foreign Exchange policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At September 30, 2007, we had foreign currency forward contracts payable outstanding in the amount of $0.4 million, denominated principally in the Brazilian real and British pound. Gains and losses on these contracts principally consist of mark-to-market adjustments which are recorded in earnings as foreign currency gains or losses.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.  Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are currently a party to various legal proceedings, including those noted below. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on our financial position or results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. If an unfavorable ruling occurs, it is possible such a ruling could have a material adverse impact on our results of operations or our financial position in the period in which the ruling occurs or in future periods.
Hypercom Corporation vs. Omron Corporation (United States District Court for the District of Arizona, Civil Action No. 04-CV-0400-PHX-PGR, filed on February 25, 2004)
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, this lawsuit was dismissed with prejudice by the Court on July 9, 2007. We had previously entered into a Settlement Agreement and Mutual Releases with Omron Corporation in the second quarter of 2007 that resolved all litigation and disputes between the parties, included mutual releases and Omron’s covenant not to sue us, and Omron’s cash payment to us of $1.5 million.
Brazil Central Bank Proceeding
In May 2002, the Brazilian Central Bank Foreign Capital and Exchange Department (“Bank”) commenced an administrative proceeding against our subsidiary, Empresa Brasileira Industrial, Comercial e Serv. Ltda. (“EBICS”), formerly known as Hypercom do Brasil Industria e Comercio Ltda., alleging that it is subject to a penalty totaling R$197,317,538 (US$107,296,106) for failing to pay Hypercom, as the parent company shipper and seller, for imported inventory items during the applicable 180 day period established for payment in the respective Statements of Importation. The penalty amount was based on a fixed tax for operating capital loans. The penalty triggering events occurred during the period from January 1997 through May 2001. A 2003 Brazil Federal law provided that the penalty may not exceed 100% of the unpaid import values. A 2004 Central Bank Ordinance reduced the penalties under the law to 0.5% of such amount. We appealed the administrative penalty and, on August 31, 2007, the Brazil Central Bank Council decided that the 0.5% rate should be applied retroactively to the penalty calculation and reduced the current amount of the penalty in the administrative proceeding from R$243,243,436 (US$132,269,405) to R$402,398, or approximately US$218,814. The above stated U.S. currency conversions were calculated as of the end of the third quarter of 2007. We intend to file a petition requesting the termination of the related judicial proceeding that we commenced to contest the Bank’s original penalty.
SPA Syspatronic AG v. Hypercom Corporation, et al.
On September 18, 2007, SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Beaumont Division, against us and others, alleging infringement of U.S. Patent No. 5,093,862 purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We have not yet filed an answer, but intend to vigorously defend this litigation.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006 and the material updates to such factors included in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in MD&A of this Quarterly Report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K, as amended, and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, have not materially changed.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

10.1	Separation Agreement and General Release, dated July 11, 2007, by and between Hypercom Corporation and William Keiper (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

Exhibit Number	Description of Exhibit

10.2	Consulting Agreement, dated July 11, 2007, by and between Hypercom Corporation and William Keiper (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.3	Amendment to Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.4	Amended and Restated Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Thomas Liguori (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.5	Separation Agreement, dated July 31, 2007, by and between Hypercom Corporation and Neil P. Hudd (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on August 6, 2007)

10.6	Consulting Agreement, dated October 1, 2007, by and between Hypercom Corporation and Neil P. Hudd (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on August 6, 2007)

10.7	Severance Agreement, dated August 8, 2007, by and between Hypercom Corporation and O.B. Rawls IV (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on August 10, 2007)

10.8	Consulting Agreement, dated August 13, 2007, by and between Hypercom Corporation and O.B. Rawls IV (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on August 10, 2007)

31.1	Certification of Chief Operating Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: November 9, 2007	By: /s/ Philippe Tartavull Philippe Tartavull

President and Chief Operating Officer (duly authorized officer and principal executive officer)

Date: November 9, 2007	By: /s/ Thomas Liguori

Thomas Liguori

Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

10.1	Separation Agreement and General Release, dated July 11, 2007, by and between Hypercom Corporation and William Keiper (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.2	Consulting Agreement, dated July 11, 2007, by and between Hypercom Corporation and William Keiper (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.3	Amendment to Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.4	Amended and Restated Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Thomas Liguori (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)

10.5	Separation Agreement, dated July 31, 2007, by and between Hypercom Corporation and Neil P. Hudd (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on August 6, 2007)

10.6	Consulting Agreement, dated October 1, 2007, by and between Hypercom Corporation and Neil P. Hudd (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on August 6, 2007)

10.7	Severance Agreement, dated August 8, 2007, by and between Hypercom Corporation and O.B. Rawls IV (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on August 10, 2007)

10.8	Consulting Agreement, dated August 13, 2007, by and between Hypercom Corporation and O.B. Rawls IV (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on August 10, 2007)

31.1	Certification of Chief Operating Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.