Form 10-K
period 2007-12-31
HYPERCOM CORP
filed 2008-03-14
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $261,239,901 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 3, 2008

Common Stock, $.001 par value per share	53,355,702 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Notice and Proxy Statement for the 2008 Annual	Part III (Items 10, 11, 12, 13 and 14)
Meeting of Stockholders (Proxy Statement)

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

“Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our ability to increase market share and our competitive strength; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to fund and close the pending acquisition of certain subsidiaries of Thales SA; our ability to successfully expand our business and increase revenue; our ability to integrate and obtain expected results and benefits from acquisitions (including pending and future acquisitions); our ability to effectively hedge our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

General

Hypercom Corporation is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic payment products and software, as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.

We believe our strength lies in our people, technology and a commitment to delivering excellent value to our customers. Our products enable our customers to provide a wide range of payment solutions including credit cards, signature and personal identification number (“PIN”) based debit cards, contactless identification and radio frequency identification (“RFID”), stored-value cards, and signature capture and electronic benefits transfer. We will continue to enhance our product and service portfolio, and make long-term investments in technology for the evolving needs of our customers. We are positioned to meet the increased demands of the global marketplace and capitalize on key geographic and vertical market opportunities in order to achieve our goal of increasing our market share and profitability.

Recent Developments

On February 13, 2008, we entered into a definitive Share Purchase Agreement with Thales SA (“Thales”), pursuant to a binding offer that was delivered by us to Thales on December 20, 2007, relating to the previously announced acquisition of Thales’ e-Transactions business line (hereinafter referred to as “TeT”). The transaction is scheduled to close by March 31, 2008, although there can be no assurances that such closing will occur at that time or at all.

TeT is a provider of secure card payment solutions in France, Germany, the United Kingdom (“U.K.”), Spain, Belgium and Sweden, and currently is a profitable business line of Thales’ Security Solutions & Services Division. We believe the business combination will increase our market share and competitive strength, solidifying our position as the third largest global provider of electronic payment solutions and services. In addition, we expect this acquisition will add to our existing product and services portfolio, significantly strengthen our footprint in Western Europe, provide additional talented people to our global team, increase our economies of scale, deepen and diversify our research and development efforts, and accelerate our ability to more quickly build market share.

On February 13, 2008, in connection with the TeT transaction, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“Francisco Partners”). The Credit Agreement provides for a loan of up to $60 million to partially fund the TeT acquisition at the time the TeT acquisition closes. The loan under the Credit Agreement will bear interest at 10% per annum, provided that, at our election, interest may be accrued and added to the principal of the loan to be repaid at maturity. All amounts outstanding under the Credit Agreement are due four years from the funding date. Upon funding of the loan under the Credit Agreement and closing of the TeT transaction, Francisco Partners will be granted a five-year warrant to purchase approximately 10.5 million shares of our common stock at $5.00 per share.

On January 15, 2008, two of our operating subsidiaries entered into a loan agreement with Bank of America, N.A. (“Bank”) that provides for a revolving credit facility of up to $25 million with a possibility to borrow up to $40 million if certain conditions are met. Available borrowings under the revolving credit facility are subject to borrowing base calculations based on the value of eligible inventory and accounts receivable. The revolving credit facility includes customary covenants and certain negative covenants prohibiting the occurrence of certain types of debt, limiting capital expenditures or disposing of assets. Amounts borrowed under the revolving credit facility and repaid during the term may be reborrowed. Outstanding amounts under the revolving credit facility will bear interest, at our operating subsidiaries’ options, at either (i) LIBOR plus 175 basis points; or (ii) the Bank’s prime rate. All amounts outstanding under the revolving credit facility are due on January 15, 2011. Hypercom and certain of our other subsidiaries are guarantors of the borrowers’ obligations under the revolving credit facility. The obligations under the revolving credit facility are secured by the inventory and accounts receivable of certain of our subsidiaries in the United States (“U.S.”) and the U.K. This revolving credit facility was put in place in anticipation of the purchase of TeT as well as for operational purposes.

Business History

We design, manufacture and sell a variety of electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, we provide directly, or through qualified contractors, support and related services, which include maintenance, 24/7 management and monitoring of customer networks, online reports, on-site technology assessments, network training, and design and implementation.

Founded in 1978, in Australia, our operations were primarily focused on Asia-Pacific markets until 1987, when we expanded our operations into the U.S., and later into South America, Europe, the Middle East and Central America. We reincorporated in 1996 under the laws of Delaware and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the Australian corporation and its subsidiaries. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange under the symbol “HYC.”

Beginning with fiscal 2007, we now report our operating information in three business segments as follows: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia-Pacific. While we have historically operated globally, in the past the reporting of our global operations did not meet all the criteria as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). See Note 20 to our consolidated financial statements included herein.

With worldwide headquarters in Phoenix, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional sales headquarters are located in: Americas — Brazil and Mexico; EMEA — the U.K.; and Asia-Pacific — Australia, China and Singapore.

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

The structure of the electronic payments industry is best described by examining the entities involved and their relationship to one another. Card associations, like Visa and MasterCard, license their “brand” to card issuers, such as banks, and also define the standards that POS terminals must meet to be certified for use in their respective networks. Transaction acquirers and their agents sign up merchants, install POS terminal equipment, capture the transaction data, and route it through the credit or debit card network to obtain transaction approval. Payment processors charge an interchange fee to authorize the customers’ transactions, providing a tally of these transactions to merchants, and transfer funds to merchants to cover card purchases. Card issuers provide consumers with the payment card and settle their accounts. Equipment manufacturers make the terminal hardware and software and, in our case, also network equipment upon which high-performance and secure payment processing networks rely. Transaction services providers facilitate the delivery of the transaction data between merchants and payment processors. This structure may vary in each geographic region or country where multiple functions may be performed by a single entity such as a bank.

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

Market Size and Barriers to Entry

The POS terminal market is highly concentrated with the top three POS terminal manufacturers accounting for the majority of terminals shipped. The remaining portion of the market is spread among approximately 25 manufacturers who compete on either a regional or local country basis, within specific markets or with a limited range of products and services. We believe the following market constraints are barriers to entry and may inhibit the ability of certain terminal manufacturers to take advantage of future market growth in our industry:

•	Price. Pricing is a significant consideration in our customers’ purchase decisions. Consequently, terminal manufacturers have been increasingly challenged to deliver products and services that target critical specifications at competitive price points.

•	Scale. The design, manufacture and distribution of POS terminals on a global basis requires a significant investment in development, manufacturing and distribution resources. As a result, smaller or regional manufacturers may have limited ability to compete with larger manufacturers who can spread costs on a broader basis at higher volumes.

•	Certification Standards and Costs. All payment solutions must be certified with card associations, financial institutions and payment processors. Certification standards are constantly changing and the certification process can be a lengthy and expensive undertaking. Many terminal manufacturers in the industry lack the relationships, knowledge and experience necessary to obtain these certifications quickly and cost-effectively, thereby limiting or delaying their time to market and overall competitiveness.

•	Commitment to Future Technologies. New standards, regulations and certifications in the electronic payment industry require terminal manufacturers to continually develop new technologies that enhance the performance and profitability of both customers and end-users. Such requirements necessitate significant annual investment in research and development.

•	Global Presence. Large customers may prefer terminal manufacturers that have a worldwide presence with the ability to provide services and support in many geographic regions. Smaller or regional manufacturers may be competitive in their niche, but they may not be able to provide cost-effective equipment, services and timely support on a global scale.

Market Growth Drivers

The following are a number of factors that have contributed to recent growth in our industry and we believe will continue to do so in the near future:

•	Security Standards. New industry security and interoperability standards are driving recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors as well as comply with government and telecommunication company regulations. The major card associations have introduced new security standards to address the continually growing need for transaction security. The two major security standards initiatives in the industry are EMV and PCI. The name EMV comes from the initial letters of EuroPay International, MasterCard International and Visa International, the three companies that originally cooperated to develop the standard. EMV is a set of global specifications for cards, terminals, and applications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. The move to comply with EMV specifications should continue to significantly promote terminal replacement, particularly in regions such as Europe, Asia-Pacific, and Central and South America, where EMV implementation conversion dates have been established. Visa International and MasterCard International cooperated in recent years to develop and release the Payment Card Industry (“PCI”) specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous security standards separately issued by Visa and MasterCard (not including EMV) and has been a driver of additional terminal replacement.

•	Interoperability Standards. In the U.S., payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications can be costly and time intensive, and is required by U.S. payment processors. Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden and Switzerland have particularly stringent and specific security standards. Electronic payment systems also must comply with recommendations of quasi-regulatory authorities and standard-setting committees, which address, among other things, fraud prevention, processing protocols and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. These complex and evolving requirements will provide an opportunity for continuous replacement of outdated equipment with newly certified electronic payment systems.

•	Broadband & Internet Protocol. Internet Protocol (“IP”) connectivity provides faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the point of sale. Major telecommunications carriers have expanded their communications networks and lowered fees to allow more merchants to utilize IP networks cost effectively. The faster processing and lower costs associated with IP connectivity have opened new markets for electronic payment systems, many of which have previously been primarily cash-only industries such as quick service restaurants (“QSRs”).

•	Contactless. Contactless technology creates a convenient way to pay for goods and services. It is an emerging technology and rapidly gaining acceptance. It can deliver extremely fast transaction times, reduce waiting times and eliminate the need for paper signatures and receipts. It is especially suitable for access control and use in employee cafeterias, QSRs, gas stations and public transit systems.

•	Wireless. Wireless electronic payment solutions are being developed to increase transaction efficiency and mobility. Wireless terminals can provide consumers with additional security by allowing them to maintain control of their payment card at all times. Additionally, the cost per transaction using wireless terminals may be lower than that of wired terminals in regions burdened with high telecommunications costs such as Europe and Asia-Pacific. It also enables terminal deployment in those regions lacking an established landline telecommunications infrastructure. We provide IP, Code-Division Multiple Access (“CDMA”), General Packet Radio Service (“GPRS”), Bluetooth and Wi-Fi connectivity across our range of wireless products.

•	Debit. Debit is the dominant payment instrument in most international markets and is rapidly growing in the U.S. Debit cards allow banks to reach a wider population of potential cardholders, thereby increasing the number of transactions. The cost of a debit transaction is generally lower than that of a credit transaction and combined with PIN-based security or biometric technology, provides a solution that helps reduce fraud. As a consequence, electronic payment is now an affordable and convenient option in markets lacking a significant consumer credit base as well as for small ticket or lower margin merchants.

•	Emerging Regions and Markets. In the U.S. and Europe, consumer markets such as QSRs and unattended/self service have started using IP POS terminal devices. These lesser penetrated vertical markets represent a significant opportunity for us, as do geographies in each of our Americas, EMEA and Asia-Pacific segments, such as Brazil, China, Eastern Europe, India, Mexico and Russia, which are experiencing rapid growth in the usage of card-based payments. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving telecommunications infrastructure development, strong support from governments seeking to increase sales tax collection, and the dramatic increase of wireless networks for voice and data communications.

•	Multiple Applications. In addition to payment, terminals have the capability to perform concurrent applications like loyalty, stored value, on-screen advertising, electronic signature capture, age identification, and benefits authorization and transfer. The secure integration of these applications along with payment processing provides a comprehensive solution that allows merchants a means of competitive differentiation, revenue enhancement and cost reduction.

•	Non-Traditional Applications. The government sector, particularly in the U.S., is a significant opportunity for terminal manufacturers. Initiatives such as identity verification, check imaging/conversion, electronic benefit transfer programs, and the U.S. military’s payment programs are all potential drivers of terminal deployment. Additionally, electronic transaction terminals and transaction services technology can be utilized in the healthcare sector to provide fast and secure transmission of health benefits eligibility, authorization and payment.

Competition

The electronic payments industry is intensely competitive and subject to an increasing rate of technological change, evolving customer requirements and changing business models. Despite the previously discussed barriers to entry, the rapid pace of technological change creates new opportunities for existing competitors and start-ups and may render existing technologies less valuable. Customer requirements and preferences continually change as new technologies emerge or become less expensive, and as concerns such as security and privacy rise to new levels.

We face competition from well-established companies and entities with differing approaches to the market. Our main direct global competitors are Ingenico SA, a French company, and VeriFone Holdings, Inc., a U.S. company, both of which are publicly-held companies that are substantially larger and historically more profitable than us. In any particular market, we may also find ourselves in competition with local or regional manufacturers.

In our multi-lane business line (department stores, grocery stores, QSR and discount merchants), in addition to the aforementioned global competitors, there are other vendors with whom we compete such as Hand Held Products, Inc.

Competitive Strategy

Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships into an end-to-end comprehensive portfolio of products and services that drives merchant revenues and reduces their total cost of product ownership. Key elements of our competitive strategy include:

•	Further Penetrate Existing Markets. We plan to continue promoting and marketing the functionality of our product portfolio to address the specific needs of key vertical markets. We intend to continue to focus on these attractive electronic transaction markets, as well as increase our penetration of markets such as automatic teller machines (“ATMs”), Electronic Benefit Transfer (“EBT”), Medical EBT, and unattended and integrated kiosks. In planning to maintain our leadership in the independent retail market, we have further organized our products to target both the high-end and low-end markets, through acceptance of magnetic and smart cards, support of credit, debit, check, EBT and a full range of prepaid products, including gift cards and loyalty programs, among others. Our products are easily integrated with a full range of optional internal or external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless and RFID readers and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and other electronic payment systems.

•	Capitalize on Demand for Wireless Transactions. We plan to accommodate the growing demand for reliable, secure, convenient and cost-efficient wireless devices. Potential users of this technology include mobile merchants such as taxi and delivery drivers, in-flight airline service providers, stadium event operators, off-site services and pay-at-table restaurants. These merchants are looking for a POS terminal that utilizes the convenience of wireless communication technologies and the security of being able to receive real-time authorizations with the reliability of a wired terminal. Simultaneously, we are aggressively transitioning into the consumer transaction market by providing processing alternatives like stored value and prepaid replenishment services for the transportation sector and electronic wallet technology as an alternative to cash payments.

•	Capitalize on Terminalization Requirements of Emerging Geographic Regions. We plan to continue seeking opportunities to expand global market share by leveraging our product portfolio and distribution channels in emerging, high-growth regions in Europe, Asia-Pacific and South America. In addition to expanding into new geographic markets, we will benefit from a replacement cycle that is ongoing in various geographic regions for a variety of reasons, including valued-added technologies (signature capture, contactless, multi-application); new security standards (EMV and PCI); and newer communications technologies (wireless, IP connectivity).

•	Focus on Market-Driven Product Development. We plan to continue concentrating our research and development resources on new products and services that address the current and near future requirements of our customers and end-users. We plan to focus our development efforts in the following areas: enhanced security at both the terminal and transaction level; advanced communications technologies such as IP-enabled and wireless terminals; multiple-application; contactless technologies; and products for new vertical markets such as unattended/integrated kiosks and ATMs. We will continue to work with our customers to ensure our products meet their needs and technical requirements and are brought to market in a timely and cost-effective manner.

•	Improve Total Cost Structure. We plan to continue reducing our cost of manufacturing, research and development, selling, services delivery, general, and administrative functions to enhance our profitability and competitiveness. We intend to further reduce our product costs through design and process improvements, reductions in component costs, and more efficient inventory management and distribution, which we intend to accomplish in part due to our previously announced shift to a contract manufacturing model. We will continue to maintain a market-centric approach to our research and product development activities, thus ensuring that our efforts are directed at commercially feasible opportunities. As our current infrastructure is suitable to our current and foreseeable business requirements, our incremental investment requirements should be nominal and our existing cost structure is expected to be significantly leverageable at higher volumes of revenue. We continue to evaluate our sales channel infrastructure and will pursue alternate channels where it makes economic sense to do so. We also intend to continue to refine our foreign exchange hedging program and global tax strategy to minimize those costs and risks associated with international operations.

•	Continue to Pursue Recurring Revenue Opportunities. We plan to further identify and pursue opportunities that are complementary to our existing products to provide recurring revenue, including expanding our services business, which provides deployment, help-desk, repair and other post-sale services, in Australia, Brazil and Mexico. We will continue to pursue similar opportunities that will help us enhance our primary business of terminal manufacturing to a more diversified business model that includes both one-time and recurring revenue streams.

•	Consider Strategic Acquisitions. Although our acquisition and subsequent integration of TeT will require significant effort on our part and will be a major focus of ours throughout the remainder of 2008, we may augment our growth by acquiring complementary businesses, new products to enhance our core competencies, or new technologies to complement our research and development activities. Any acquisition would be intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, expand recurring revenue opportunities or increase our penetration of selected channels and vertical markets.

Product Lines and Services

Our products and services include electronic transaction terminals, peripheral devices, application software, transaction networking devices, transaction management systems, asset management services, trusted transaction services, and payment solutions. Unless otherwise noted below, we sell a full range of products and services in each of our Americas, EMEA and Asia-Pacific segments.

Terminals and Peripherals

Our existing range of product offerings includes:

•	Terminals — includes the Optimum L4150, L4200 and L4250 — compact, high-performance signature capture and PIN entry card payment terminals specifically designed for multilane retailers (the L4150 is not currently offered in our Asia-Pacific segment); the Optimum T4100 and T4200 family — powerful 32-bit desktop terminals for true multi-application (currently offered only in our Americas segment); the Optimum T2100 — a handover desktop terminal specifically designed to quickly perform EMV transactions; the T7Plus — a terminal that includes a combination of features and functions for merchants who need a reliable, low-cost POS terminal; the Optimum M2100, M4100, M4230 and M4240 — mobile terminals that leverage the latest in wireless communication technologies. The Optimum L4150, L4200, L4250, T4100 and T4200 family are RFID-ready terminals.

•	Peripherals — includes printers, PIN pads, check readers, receipt capture devices, biometric, RFID verification devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the Optimum P2100 — an EMV-compliant PIN pad for integrated retail environments (currently offered only in our EMEA segment); the PV130 and P1300 — PCI-approved PIN entry devices that meet the latest PCI security standards; the S9, S9S and S9C — secure PIN pads built for indoor use; and the S1200 and S1300 — the outdoor components to our QSR drive-thru solution.

Transaction Networking Devices, Transaction Management Systems and Application Software

Products that interface with our POS terminal technology include our industry exclusive, unparalleled network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the MegaNAC® 180 and 8000, ATMConnecttm and the IN-tact® family of Ethernet/Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our HypercomView® management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management, and retail POS systems designed for use on a personal computer (“PC”).

Services

We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs. Our service business is organized around three important markets: asset management services; trusted transaction services; and payment solutions.

Asset Management Services — Our services organizations are focused on protecting our customer’s investment in payment systems and principally provide deployment, help desk, repairs, on-site support, logistics and inventory management services, as well as payment systems supplies provisioning. Additionally, these entities manage special projects such as software uploads or terminal enhancement programs requested by our customers.

Terms of our service arrangements are set forth in separate service contracts ranging from one to three years, although termination is allowed with appropriate advance notification. In many cases we provide services not only for our products, but also for other manufacturers’ terminals and other hardware. Revenues under these contracts are recognized as we perform the service.

•	NetSet Brazil, NetSet Chile and Hypercom de Mexico — NetSet Brazil, NetSet Chile and Hypercom de Mexico are highly capable services organizations that provide services to major banks, card associations and other customers in our industry. NetSet Brazil is our largest service organization, covering all of Brazil with multiple service centers and service resources located throughout the country. We continually seek to expand our service market share by increasing the deployed population of our terminals and product offerings in Brazil, as well as servicing terminals manufactured by our competitors. Hypercom de Mexico and NetSet Chile operate under a similar business model as NetSet Brazil and cover substantially all of their respective countries.

•	ACG Group — On February 8, 2007, we acquired the existing business and assets of ACG Group Pty Limited and its associated entities in Australia (“ACG”) to provide asset management services to merchant locations throughout Australia. We expect to leverage this investment and apply this service capability to opportunities throughout the Asia-Pacific region.

•	Pan-region Repair Services — Through NetSet Americas Servicio Centro, our repair facility in Sonora, Mexico, we provide quality repair services for in-warranty and out-of-warranty equipment repairs to North American customers. During 2007, we transitioned our existing U.S.-based repair operations to this new facility.

•	Authorized Repair Facilities — In addition to our direct repair service offering, we selectively authorize capable third-party repair facilities to service and repair Hypercom equipment through our Authorized Repair Facility program. This program seeks to offer increased choices for repair service with our assurance of repair service quality and cycle time for our customers.

•	Enhanced Warranty Solutions — Our multi-year agreement with The Warranty Group allows customers to purchase enhanced warranty plans for select Hypercom payment terminals and other devices. The plans will extend the term protection of our standard industry-leading warranty for a total coverage of up to five years.

Trusted Transaction Services — Our Trusted Transaction Services provide value-added data communication and other value added services for transaction-based applications. These capabilities include such functionality as protocol conversion, intelligent transaction routing and web-based, transaction-level reporting. As technologies such as IP and wireless take hold at the point of sale, this market will see a growing shift toward more sophisticated applications. Trusted Transaction Services will provide a support infrastructure for our multi-application operating systems to quickly and cost-effectively deliver transactions to diverse processing entities. Early adopters include organizations involved in biometrics, health care, prepaid, micropayments, gift and loyalty. Market penetration of these complex applications is expected to dramatically increase in coming years as the consumer interaction can be transacted in several seconds with broadband connectivity, as compared to several minutes over dial-up connection. We believe Trusted Transaction Services will continue to support our growth beyond the payments industry into the information delivery market.

Hypercom Payment Solutions — Traditionally, only large retail merchants have been able to implement POS systems with interactive payment terminals. Through the acquisition in December 2006 of the existing technology and assets of TPI Software, LLC (“TPI”), a U.S.-based enterprise payment solutions business, we expanded our transaction services portfolio with the introduction of PC-based payment solutions, including support for PC-based retail POS systems, which has enabled us to broaden our customer base to include small- and medium-sized retailers. Hypercom Payment Solutions is also enabling the generation of new revenue streams by addressing the technology requirements of, and rising market interest in, a converged payment infrastructure that places electronic payment functionality on PC-based cash registers. Our strategy is to increase our stream of recurring revenue by charging for enterprise payment services. Hypercom Payment Solutions is currently offered only in our Americas segment.

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

Sales and Distribution

Our major sales, marketing and distribution regions, broken down by segment, include:

•	Americas — North America; Mexico, the Caribbean and Central America (“MCC”); and South America;

•	EMEA; and

•	Asia-Pacific.

In 2007, approximately 26.4% and 73.6% of our consolidated revenue came from U.S. and international sources, respectively, with Brazil accounting for approximately 17.0% of 2007 consolidated revenue. Our global customers include:

•	Payment processors;

•	Distributors/resellers;

•	Large retail chains and QSRs;

•	Financial institutions;

•	ISOs; and

•	Government entities.

Sales to specific customers have historically accounted for a significant portion of our revenue. However, in 2007 we saw greater diversification of our customer base and less dependence on certain large customers for our revenue streams. For example, First Data Corporation (which includes TASQ Technology) accounted for approximately 5.3% of our 2007 revenue. This same customer accounted for approximately 10.8% of our revenue in 2006. In 2007, our top five customers accounted for 21.3% our revenue compared to 25.9% in 2006.

We distribute and sell our products internationally primarily to financial institutions and distributors. Domestically, we primarily distribute and sell our products to financial institutions, payment processors, retail chains, ISOs, distributors and resellers.

Some of our key sales attributes are:

•	Global Presence. We are one of the largest worldwide providers of electronic payment system solutions for use at the point of sale. We have developed a global network of sales, support and development centers. We believe that our experience and global presence enable us to market, distribute and service our products more effectively, and in more markets than most of our competitors.

•	Comprehensive Product Portfolio. We offer a full range of products and services that address the spectrum of market requirements. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the more recently released, high-performance 32-bit Optimum family. Our terminals are further complemented by a wide variety of peripherals that enhance their capabilities. Our services include deployment, help-desk, repair and maintenance. We have major service centers in each of our segments: Americas — Brazil, Chile and Mexico; EMEA — the U.K.; and Asia-Pacific — Australia.

•	Low Total Cost of Ownership. The total cost of ownership includes the following costs: deployment, implementation, application certification, repair and maintenance and product obsolescence. We continue to support and focus on providing our customers with a clear migration strategy for new technologies, versus a buy today, replace tomorrow strategy.

•	Technology Adoption. Our technological advances have continued to support industry adoption of value-added features, such as electronic receipt capture, smart cards, electronic signature capture, positive identification and multi-application. We offer network products to host such multi-application offerings. Other technology innovations include IP and wireless connectivity, as well as RFID and contactless acceptance. Our engineering has consistently focused on quality and performance, including speed of the transaction, number of and type of completed transactions, the speed of application download and the user interface. Our modular design allows our customers to only select the features that meet their specific needs, thereby minimizing their costs and increasing their flexibility. We have reorganized our development team in recent years to more rapidly develop, prototype, and release new products to meet customer needs.

•	Terminal Management and Networking Expertise. We are a leader in the fields of terminal management and networking with a significant number of installations of our POS network controllers worldwide, managing, not only our terminals, but those of our competitors as well.

•	Security Expertise. We are the industry leader in secure, state-of-the-art, network payment transactions providing full EMV and PCI certification, regulatory certifications, association certifications, contactless authentication, signature capture, identity and biometric authentication and enterprise security management, ensuring both physical and logical high performance interfaces are secure and certified for use globally, by both public telephony and mission critical computing processors.

Research and Development

Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products, as well as enhancements and aggressive cost reduction measures for existing technologies and applications. We design and develop all of our own products and incorporate, where appropriate, state of the art technologies from leading third party vendors. Development projects are evaluated and coordinated by global product marketing and follow a management review process that includes input from our sales, marketing, finance, manufacturing and engineering teams. Our product development process generally involves the following:

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

Our research and development activities are coordinated through our Phoenix, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes and translating text. Each of our regional geographic sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. International development groups are located in Australia, Brazil, China, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Singapore, Sweden and the U.K.

Our research and development expenses were $28.8 million for the year ended December 31, 2007, $27.7 million for the year ended December 31, 2006, and $27.6 million for the year ended December 31, 2005.

Manufacturing and Resource Procurement

During 2007, we began to outsource our manufacturing requirements to a third-party contract manufacturer, Venture Corporation (Singapore) LTD (“Venture”), including supply chain, production, assembly, and testing previously performed in our facilities in Shenzhen, China and in Atibaia, Brazil. The transition of our entire manufacturing operations in Shenzhen, China to Venture’s locations is expected to conclude during the remainder of 2008. See “Item 1A — Risk Factors” for certain risks related to operating and conducting business in China.

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

Under our original agreement entered into with Venture in the second quarter of 2007, Venture’s services to us were limited to the manufacture and supply of printed circuit board assemblies for certain products and providing on-site general management support at our facility in Shenzhen, China, for such manufacture and delivery.

In December 2007, we entered into a new contract manufacturing agreement with Venture, which expanded upon our previous agreement, for the manufacture and assembly by Venture of both our existing products and products that we may develop from time to time during the term of the agreement. The agreement has an initial term of three years and is automatically renewable for additional consecutive one-year periods.

Under the agreement, Venture will procure components and test, package and prepare all covered products for shipment. With limited exceptions, we are not required to purchase any minimum quantities or units of products. Venture will also provide new product introduction and design services to us from time to time.

Industry Standards and Government Regulations

Electronic payment system providers must certify products and services with card associations, financial institutions and payment processors, as well as comply with government and telecommunications company regulations. We are also subject to other domestic and international legal and regulatory requirements.

We comply with the following standards and requirements:

•	Security Standards. Security standards in our industry are promulgated largely by government, regional bank associations and card associations. These standards ensure the integrity of the payment process and protect the privacy of consumers using electronic transaction systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. We have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures in order to remain compliant with the growing variety of international requirements. This architecture is particularly successful in countries that have stringent and specific security requirements.

•	EMV and PCI Standards. EMV standards define a set of requirements to ensure interoperability between chip cards and terminals on a global basis, regardless of the manufacturer, the financial institution, or where the card is issued or used. Specific certifications are required for all electronic payment systems and their application software. PCI is a set of specification and test methods for the certification of electronic payment systems for secure debit transactions. We obtain EMV/PCI certifications where required.

•	Payment Processor/Financial Institution Requirements. In the U.S., we are required to certify our products with payment processors. We actively perform the essential Class B and Class A product certifications with all the major payment processors in the U.S. and international markets. The Class B certification process pertains to successful testing of the integrity of the host (interface) message formats with the payment processor’s requirements and specifications. Once the Class B certification process is completed, the payment processor may elect to take the software application and the hardware for additional in-house testing and support. Class A certification (which may take up to 12 months or more) includes more intensive

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

•	WEEE and RoHS Directives. In the European Union, we are subject to the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Restriction on Hazardous Substances (“RoHS”) Directive. The WEEE Directive requires producers of electrical and electronic equipment to label all covered products and also establish collection, treatment, and recovery systems for their electric and electronic waste. The RoHS Directive restricts the use of certain material in physical devices that include our solutions and/or require active steps to promote the recycling of materials.

•	Telecommunications Regulatory Authority and Carrier Requirements. Our products must comply with government regulations, including those imposed by the Federal Communications Commission (“FCC”) and similar telecommunications authorities worldwide regarding emissions, hazardous materials, radiation, safety and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our products have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S., and similar requirements in other countries. Wireless network carriers also have standards with which systems connected to their networks must comply. In addition to national requirements for telecommunications systems, many wireless network carriers have their own certification process for devices to be used on their networks.

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

Employees

As of December 31, 2007, we employed approximately 1,295 people on a full-time basis, 280 of which are located in the U.S., with the remaining 1,015 located internationally, as set forth in the following table:

	U.S.	International	Total

Sales, Marketing and Operations	74	70	144
Development	71	121	192
Service Operations	39	514	553
Manufacturing	33	256	289
Finance and Administration	63	54	117

Total Employees	280	1,015	1,295

Employees by segment, as of December 31, 2007, are as follows: Americas (535); EMEA (75), Asia-Pacific (200); and Shared Cost Centers (485).

We believe that we have an excellent relationship with our employees. Competition for employees is intense in the electronic payments industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. Certain of our employees at our facilities in Brazil and Sweden are subject to collective bargaining agreements. Certain employees of the TeT companies that will become our employees upon closing of the acquisition are members of unions or other organized labor associations.

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

The risks set forth below may adversely affect our business, financial condition and operating results and cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K or elsewhere in our SEC filings. In addition to the risks set forth below, and the factors affecting specific business operations identified elsewhere in this Annual Report on Form 10-K, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us, that later may prove to be material.

Risks Related To Our Business

We have in the past and may in the future make acquisitions and strategic investments, which involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

In addition to our acquisition of TeT, which is expected to close by March 31, 2008, we may acquire or make substantial investments in related businesses, technologies, products or services in the future. Acquisitions or investments, including the acquisition of TeT, involve various risks, including:

•	the loss of the $10 million we deposited with the TeT parent company, Thales, related to the TeT acquisition, which Thales may be entitled to retain under certain circumstances.

•	the inability to assimilate the technologies, operations and personnel of the acquired business, technology or product;

•	the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources;

•	the loss of customers;

•	the possibility of our entering markets in which we have limited prior experience;

•	the loss of key employees of an acquired business; and

•	the inability to obtain the desired strategic and financial benefits from the acquisition or investment.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to intangible assets that could adversely affect our business, operating results and financial condition.

A competitor is seeking to stop one of our lenders, Francisco Partners, from meeting its obligations to loan us $60 million to partially fund the TeT acquisition and, if this competitor is successful, we may be forced to find alternative financing, which may be more expensive, if it is available at all.

On January 22, 2008, one of our competitors, Ingenico SA, filed a claim in the Commercial Court of the High Court of Justice in England under Claim Number 2008/58 against Francisco Partners II, L.P. and others seeking, among other things, damages and declaratory relief with respect to an alleged breach by Francisco Partners of a March 2006 non-disclosure agreement with Ingenico. Under a credit agreement entered into with us, Francisco Partners has committed to loan us $60 million upon consummation of the TeT acquisition, which we will use to partially fund the TeT acquisition.

If, as a result of this Ingenico claim (or any related action), we are forced to seek alternate funding for the TeT acquisition, any alternative financing may be more expensive than the current agreement with Francisco Partners and there is no guarantee that any alternative financing will be available at all on terms acceptable to us. Although Francisco Partners has agreed to indemnify us for any losses relating to the Ingenico claims (and any related claims), including relating to seeking alternative financing, there is no guarantee that we will not be required to enter into more expensive financing and/or incur increased fees and costs in connection with any alternative financing (if available) prior to being able to collect, if at all, under such indemnification agreement.

International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results.

For the year ended December 31, 2007, we derived approximately 73.6% of our total revenues outside of the U.S., principally in Central and South America and Europe. We expect that international sales will continue to account for a significant percentage of our net income in the foreseeable future. In addition, substantially all of our manufacturing operations are located outside of the U.S. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our results of operations and financial condition. These risks include the following:

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

Quarterly revenue and operating results can vary, depending on a number of factors.

Our consolidated results of operations and financial position can vary significantly from quarter to quarter, which is not conducive to a predictable business or operating environment. Consequently, this can impact our overall business. The following factors impact our quarterly business operations and results:

•	variations in product mix, timing and size of fulfilled orders as a result of customer deferral of purchases and/or delays in the delivery of our products and services;

•	accomplishment of certain performance parameters embedded in our service level agreements;

•	market demand for new product offerings;

•	delays in the delivery of our products and services;

•	the type, timing and size of orders and shipments;

•	product returns and warranty claims;

•	variations in product mix and cost during any period;

•	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	deferral of certain revenue or gross margin in accordance with GAAP requirements;

•	incremental costs incurred as a result of product quality and/or performance issues;

•	inventory obsolescence and write-downs related to product life cycles;

•	write-off of doubtful accounts receivable;

•	variations in operating expenses, including research and development, selling, and general and administrative expenses;

•	lease portfolio risk adjustments and loss provisions;

•	restructuring activities;

•	employment and severance agreement charges;

•	foreign currency exchange rate fluctuations;

•	availability and cost of financing;

•	variations in income tax as a function of income recognition by tax jurisdiction;

•	changing security standards or other technological changes; and

•	industry and economic conditions, including competition, industry standards, product certification requirements, trade restrictions and other regulations.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe that we may continue to derive, a significant portion of our revenues from a limited number of large customers. For the fiscal year ended December 31, 2007, our largest customer accounted for 5.3% of our revenue, and our five largest customers accounted for 21.3% of our revenue. In addition, our largest customer does substantial business with some of our most significant competitors. The TeT acquisition may mitigate this risk somewhat by further diversifying our customer base. Nevertheless, our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our revenue and results of operations could be materially adversely affected. See “Item 1, Business — Sales and Distribution” for more information on our customer base.

Our products may contain defects that may be difficult or even impossible to correct. Product defects could result in lost sales, additional costs and customer erosion.

We offer technologically complex products that, when first introduced or released in new versions, may contain software or hardware defects that are difficult to detect and correct. The existence of defects and delays in correcting them could result in negative consequences, including the following:

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

In addition, we may in some cases have to reimburse, or incur other charges from, Venture and other third-party contract manufacturing partners for excess inventory resulting from changes in product design or demand. If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operations and financial condition.

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

In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the U.S. For example, in China, the legal system in general, and the intellectual property regime in particular, is still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in such jurisdictions.

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

In the past we have received third-party claims of infringement and may receive additional claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have prevailed in litigation, obtained a license on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions, or that any license required under any such patent or other intellectual property would be made available on commercially acceptable terms, if at all, or that we would be able to successfully modify our products or technology to negate claims of infringement.

A disruption in our manufacturing and assembly capabilities or those of our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.

In 2007, we commenced a shift of virtually all of our manufacturing and assembly related activities to a single third-party contract manufacturer, Venture, which will continue throughout 2008. If we are unable to successfully manage the transition to a contract manufacturing model or our relationship with Venture, or if Venture experiences any significant disruption in its supply chain and manufacturing capability, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business and financial performance.

We have occasionally experienced, and may in the future experience, delays in delivery of products and delivery of products of inferior quality from component suppliers and third-party manufacturers. Although alternate manufacturers and suppliers are generally available to provide our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and qualifying a replacement manufacturer or supplier could take time. In addition, our use of one or more third-party manufacturers reduces our direct control over product quality, manufacturing timing, yields and costs. Disruption of the manufacture or supply of our products or components, or a third-party manufacturer’s or supplier’s failure to remain competitive in functionality, quality or price, could delay or interrupt our ability to deliver our products to customers on a timely basis, which could have a material adverse effect on our business and financial performance.

We are subject to a complex system of domestic and foreign taxation and unanticipated changes in our tax rates or exposure to additional tax liabilities could affect our profitability.

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws, or by material audit assessments, which could affect our profitability. In addition, the amount of tax we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further tax law changes in jurisdictions in which we conduct business could materially affect our profitability.

We are responsible for charging end customers certain taxes in numerous international jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, we may come under audit, which could result in changes to the estimates. We believe that we maintain adequate tax reserves to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in our recording a benefit or expense in the period a final determination was made.

Fluctuations in currency exchange rates may adversely affect our financial results.

A substantial part of our business consists of sales to international customers. A portion of revenues and expenses related to our international operations are denominated in currencies other than the U.S. dollar. Adverse currency exchange rate fluctuations could have a material impact on our financial results in the future, and this risk will be even more pronounced if we complete the TeT acquisition since a significant portion of TeT’s revenues and expenses are denominated in euros or other non-U.S. dollar currencies. In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. dollar denominated assets and liabilities. Further, we are not able to hedge against our entire foreign currency risk. Accordingly, an adverse movement in exchange rates could have a material adverse effect on our financial results. In the year ended December 31, 2007, we incurred foreign currency expense of approximately $1.7 million, net of foreign currency transaction gains or losses.

Adverse resolution of litigation may adversely affect our business or financial results.

We are party to litigation in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. See “Item 3 — Legal Proceedings” below for more information on our litigation.

Our future success is substantially dependent on the continued service of our senior management and other key employees.

The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and achieve our business goals. Certain members of our senior management team, including our CFO, have recently left our company. The market for highly qualified and talented executives in our industry is very competitive and we cannot provide assurance that we will be able to replace these senior management members with equally-qualified executives in a timely and cost-effective manner, if at all.

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

The shipment of payment systems requires us or our manufacturers, distributors or other agents to obtain customs or other government certifications and approvals, and, on occasion, to submit to physical inspection of our systems in transit. Failure to satisfy these requirements, and the process of trying to satisfy them, can lead to lengthy delays in the delivery of our solutions to our customers, which may harm our relationships with our customers.

While we believe we comply with environmental laws and regulations, we are still exposed to potential risks associated with them.

We are subject to other legal and regulatory requirements, including the WEEE Directive and the RoHS Directive. The RoHS Directive sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and the WEEE Directive sets a framework for treatment, labeling, recovery and recycling of electronic products in the European Union, which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the WEEE Directive has been adopted by the European Commission, national legislation to implement the directive is still pending in certain member states of the European Union. In addition, similar legislation has been enacted in China and could be enacted in other jurisdictions, including in the U.S. If we do not comply with the RoHS Directive and the WEEE Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, the costs to comply with the RoHS Directive and the WEEE Directive, or with current and future environmental and worker health and safety laws, may have a material adverse effect on our results of operation, expenses and financial condition.

Force majeure events, such as threats of terrorism, terrorist attacks, other acts of violence or war, and health epidemics may adversely affect the markets in which our common stock trades, our ability to operate our business and our financial results.

Domestic and international threats of terrorism, terrorist attacks, wars and regional conflicts may cause instability in the global financial markets, and contribute to downward pressure on securities prices of U.S. publicly traded companies, such as us. Future terrorist activities or armed conflicts, and epidemics, such as influenza or bird flu, could result in economic, political and other uncertainties that could adversely affect our revenues and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist activities, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers or customers in the U.S. and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the U.S., and manufacturing facilities (or those of our manufacturing partner, Venture)

in China and Malaysia. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

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

We conduct our business in China primarily through direct or indirect wholly-owned subsidiaries incorporated in China and Hong Kong. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business may be affected by changes in China’s developing legal system. Many new laws and regulations covering general economic matters have been promulgated in China in recent years, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political concerns. Finally, enforcement of laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted, have unexpected outcomes and result in substantial costs and diversion of resources and management’s attention.

If we are unable to maintain the quality of our internal control over financial reporting, any unremediated material weaknesses could materially and adversely affect our ability to provide timely and accurate financial information about our business, which could harm our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires that we establish and maintain effective internal controls over financial reporting. SOX 404 also requires us to include a management report of internal control over financial reporting in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting as of December 31, 2007, we are able to conclude that our internal control over financial reporting is effective. However, we cannot be certain that our internal control over financial reporting will remain effective in the future. Any future failure to maintain adequate internal control over our financial accounting and reporting could harm our operating results or could cause investors to lose confidence in our reported financial results or condition, which could adversely affect our business and the trading price of our common stock.

Risks Related To The Industry

The markets in which we compete are highly competitive, maturing, and subject to price erosion.

The markets in which we operate are maturing and highly competitive. Increased competition from manufacturers or distributors of products similar to or competitive with ours, or from service providers that provide services similar to ours, could result in price reductions, extended terms, free services, lower margins and loss of market share. In some markets, we may sell products with negative margins to large customers who have existing service contracts that generate contractual service revenue at positive margins over a multi-year period. Such transactions may negatively affect our revenue, margins and net income.

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

Our product sales are subject to a substantial and complex array of industry driven standards and governmental regulation, both domestic and foreign, including:

•	industry standards imposed by EuroPay International, MasterCard International, VISA International, and others;

•	certification standards required for connection to some public telecommunications networks;

•	Federal Communications Commission regulations;

•	Underwriters Laboratories’ regulations (or other similar regulations in countries in which we sell our products);

•	the WEEE and RoHS Directives in the European Union; and

•	certification standards set by domestic processors.

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

We had a net loss from continuing operations of $8.6 million for the year ended December 31, 2007, net income from continuing operations of $4.7 million for the year ended December 31, 2006, and a net loss from continuing operations of $30.2 million for the year ended December 31, 2005. If the results of our continuing efforts to improve profitability, increase our cash flow and strengthen our balance sheet do not meet or exceed the expectations of securities analysts or investors, the price of our common stock will suffer.

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

We are subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law.

We have provisions in our certificate of incorporation and bylaws that:

•	make it more difficult for a third party to acquire control of us, and discourage a third party from attempting to acquire control of us;

•	may limit the price some investors are willing to pay for our common stock;

•	enable us to issue preferred stock without a vote of our stockholders or other stockholder action;

•	provide for a classified Board of Directors (the “Board”) and regulate nominations for the Board;

•	make it more difficult for stockholders to take certain corporate actions; and

•	may delay or prevent a change of control.

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

As of March 3, 2008, we had 53,355,702 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the New York Stock Exchange. We also had outstanding, as of March 3, 2008, options to acquire an additional 3,682,702 shares of our common stock. All of the shares underlying the outstanding options have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of warrants to purchase common stock as part of the TeT acquisition could result in a lowering of our stock price.

In accordance with the terms of our credit agreement with Francisco Partners, upon funding of the loan and the closing of the TeT acquisition, we will grant Francisco Partners a five-year warrant to purchase approximately 10.5 million shares of our common stock at $5.00 per share. The warrant contains a cashless exercise provision. We have also agreed to file a registration statement covering the shares of common stock underlying the warrant. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market (or the perception that these sales could occur) once the warrant is granted and our common stock is trading above the warrant price of $5.00 per share. Any such sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any issuance of common stock to the warrant holder upon exercise of the warrant would dilute the then-current common stockholders’ interests in our company.

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

Risks Related To Our Indebtedness

Our credit agreements contain various covenants and restrictions that limit the discretion of management in operating our business and could prevent us from engaging in some activities that may be beneficial to us and our stockholders.

The agreements governing our financing, including our $60 million credit agreement to partially fund the TeT acquisition and our $25 million revolving credit facility, contain various covenants and restrictions that, in certain circumstances, limit our ability and the ability of certain subsidiaries to:

•	grant liens on assets;

•	make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•	make investments (including investments in joint ventures);

•	merge, consolidate or transfer all or substantially all of our assets;

•	incur additional debt; or

•	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and may be unable to raise additional debt, compete effectively, make investments or pursue available business opportunities. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

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

The current condition of the credit markets may not allow us to secure financing for potential future activities on satisfactory terms, or at all.

Our existing cash and short-term investments are available for operating requirements, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. While we believe existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, we may also consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit market industry, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Americas

We sold our corporate headquarters building and adjacent property, located in Phoenix, Arizona, in June 2007 and are currently leasing the facilities from the purchaser prior to moving into a new office space in Scottsdale, Arizona. The new facility is approximately 45,000 square feet, and the term of the lease related to the new facility is seven years and nine months. We anticipate the move to the new location to occur in the second quarter of 2008. Our corporate headquarters serves as a shared cost center for all of our geographic segments.

In the U.S., we also lease offices in Atlanta and Savannah, Georgia and Redmond, Washington. Internationally, we lease facilities in Brazil, Chile, Mexico and Puerto Rico for sales, support, representation, and research and development activities.

We also own an approximately 102,000 square foot facility in Brazil that is utilized for administrative, final assembly, warehouse, distribution, and sales and support services.

EMEA

We lease facilities in Hungary, Latvia, Russia, Spain, Sweden, the United Arab Emirates and the U.K. for sales, support, representation, and research and development activities.

Asia-Pacific

We lease facilities in Australia, China, Hong Kong, Singapore and Thailand for sales, support, representation, and research and development activities.

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

We are currently a party to various legal proceedings, including those noted below. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on our financial position, results of operations or cash flows in the period in which the ruling occurs or in future periods.

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Beaumont Division, against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862 (the “’862 Patent”) allegedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees.

We have filed an answer denying liability on the basis of a lack of infringement, invalidity of the ’862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. We have also counterclaimed, seeking a declaratory judgment of non-infringement and invalidity of the ’862 Patent. One of the other defendants has filed a request for re-examination of the ’862 Patent by the U.S. Patent and Trademark Office (the “Patent Office”) and has filed a motion with the Court to stay proceedings in this case until the Patent Office has resolved the request for re-examination.

Wool v. Hypercom Corporation, et al. (Superior Court of the State of Arizona, County of Maricopa, Civil Action No. CV2008-050575, filed on February 13, 2008)

Mr. Wool filed this action, designated as a “class action complaint,” against us and the members of our Board on February 13, 2008. The complaint alleges that we and our directors breached fiduciary duties by not entering into negotiations with Ingenico SA, a competitor of ours, which had indicated an interest in acquiring our outstanding common stock for $6.25 per share. We believe the lawsuit is without merit and intend to contest it vigorously.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:08-CV-00098, filed on March 6, 2008)

CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging that certain of our terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945, entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683, also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ’945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. This action has not been served on us, however we believe that the lawsuit is without merit and intend to contest it vigorously.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

The following are our executive officers as of March 3, 2008:

Name	Age	Title	Other Business Experience since 1/1/2003

Norman Stout	50	Chairman of the Company (since December 2007)	Director, Hypercom Corporation (since 2003); Chief Executive Officer, Mitel US; Chief Executive Officer, Inter-Tel, Inc.; Chief Strategy Officer and Chief Administrative Officer, Inter-Tel, Inc.

Philippe Tartavull	50	Chief Executive Officer and President (since December 2007)	Director, Hypercom Corporation (since December 2007 and April 2006 — January 2007); President and Chief Operating Officer, Hypercom Corporation; President, Oberthur Card Systems, USA

Douglas J. Reich	64	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)

Scott Tsujita	44	Senior Vice President, Finance, Treasury and Investor Relations (since October 2003)	Senior Vice President, Finance and Treasurer, Hypercom Corporation; Senior Executive Officer, Golden Eagle Leasing, Inc., Hypercom’s former U.S. leasing subsidiary

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

RANGE OF SALES PRICES

	High	Low

Year Ended 12/31/07
First Quarter	$6.43	$4.76
Second Quarter	6.38	5.58
Third Quarter	6.19	4.33
Fourth Quarter	5.58	4.50
Year Ended 12/31/06
First Quarter	$9.57	$6.32
Second Quarter	11.16	8.00
Third Quarter	9.70	6.77
Fourth Quarter	7.95	6.08

Since being publicly-traded, we have not paid any cash dividends on our common stock. We currently intend to retain our earnings for our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information on retained earnings.

As of March 3, 2008, we had approximately 48 stockholders of record and approximately 6,300 beneficial stockholders.

Item 6.	Selected Financial Data

The following table contains selected consolidated financial data for the five years ended December 31, 2007, derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical consolidated financial data may not be indicative of our future performance.

Years Ended December 31,
2007	2006	2005	2004	2003

Statements of Operations Data:
Net revenue	$293,802	$248,565	$245,223	$241,285	$218,816
Costs of revenue	218,354	159,540	172,091	e	144,140	128,212
Provision for deferred contract costs	11,305	f	—

Gross profit	$75,448	$89,025	$73,132	$85,840	$90,604

Gross profit percentage	25.7%	35.8%	29.8%	35.6%	41.4%

Research and development	$28,753	$27,706	$27,555	$27,188	$24,163
Selling, general, and administrative	60,710	60,105	72,649	65,242	57,662
In-process research and development	—	1,000b	—	—	—
Gain on sale of real property	(3,796)	(2,953	)c

Total operating expenses	85,667	85,858	100,204	e	92,430	81,825

Income (loss) from continuing operations	(10,219)	3,167	(27,072)	(6,590)	8,779

Income (loss) before discontinued operations	(8,575	)a	4,737	(30,243)	(12,530)	851
Income (loss) from discontinued operations	1,098	2,233	(3,123	)d	3,868	10,347	dgh

Net income (loss)	$(7,477)	$6,970	$(33,366)	$(8,662)	$11,198

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.16)	$0.09	$(0.58)	$(0.24)	$0.02
Loss from discontinued operations	0.02	0.04	(0.06)	0.07	0.20

Diluted income (loss) per share	$(0.14)	$0.13	$(0.64)	$(0.17)	$0.22

Weighted average basic shares	52,927	53,248	52,395	51,252	49,146
Weighted average diluted shares	52,927	53,966	52,395	51,252	50,351
Balance Sheet Data:
Cash and equivalents	$76,925	$34,190	$35,940	$23,445	$65,415
Short-terms investments	4,988	47,228	57,951	69,962	17,400
Working capital	119,657	141,923	143,039	159,789	155,048
Total assets	250,244	236,716	238,914	277,260	264,568
Short and long-term debt	—	—	8,377	8,829	9,857
Total stockholders’ equity	174,499	178,931	170,774	205,372	204,297

a)	In June 2007, we completed the sale of our headquarters facilities, located in Phoenix, Arizona, for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. See Note 9 to our consolidated financial statements included herein. During the second quarter of 2007, we initiated a reconfiguration of our global sales and marketing organizations and incurred charges of $2.9 million during the year. During the second quarter of 2007, we increased inventory reserves by $6.1 million primary related to non-PCI compliant products and components.

b)	During December 2006, we acquired TPI and incurred a $1.0 million charge for the acquired in-process research and development. See Note 3 to our consolidated financial statements included herein.

c)	During September 2006, we completed the sale of our real property in Hong Kong for $5.2 million. We recorded a gain of approximately $3.0 million on the sale in the third quarter of 2006. See Note 9 to our consolidated financial statements included herein.

d)	During the fourth quarter of 2005, we made the decision to sell our U.K. lease portfolio (the “U.K. Lease Business”) as this leasing business did not align with our core business. As of December 31, 2005, the U.K. Lease Business’ operating results have been classified as discontinued operations in the statements of operations for all periods presented. We recognized a $6.6 million loss on the write-down of the U.K. Lease Business to its estimated fair value based on purchase offers received from potential buyers. See Note 5 to our consolidated financial statements included herein.

e)	During 2005, we performed a comprehensive review of our financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships. The objective of the business review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize our corporate structure. As a result of this business review, we recorded charges of $16.3 million to costs of revenue and $2.7 million to operating expenses during 2005. See Note 4 to our consolidated financial statements included herein.

f)	During the second quarter of 2004, we recorded an $11.3 million charge to cost of revenue to reserve all costs previously deferred under a contract with the Brazilian Health Ministry. See Note 15 to our consolidated financial statements included herein.

g)	During 2003, we completed the disposition of all remaining operating units identified and initially held for sale in September 2002. In connection with the disposition of these operating units, we recorded a loss on sale of the units totaling $3.2 million during 2003 comprised of a $0.3 million cash infusion made by us in accordance with the terms of the sale, non-cash inventory and fixed asset write-downs of $1.4 million, severance costs of $0.5 million, the write-off of $0.8 million in uncollectible accounts receivable, and facility lease and other exit costs of $0.2 million.

h)	Consistent with our strategy of disposing of operating units not aligned with our core business, we sold our direct finance lease subsidiary, Golden Eagle Leasing, Inc. (“Golden Eagle”), effective October 1, 2003, for $30.0 million gross cash proceeds, and recorded a $7.0 million gain net of severance and other exit costs. As a result of the disposition, the net operating results of Golden Eagle have been classified as discontinued operations in the statement of operations for all periods presented.

See Note 22 to our consolidated financial statements included herein for a presentation of certain of the above information on a quarterly basis for each of the four quarters in the years ended December 31, 2007 and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2007. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

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

Revenue Recognition

We recognize revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins (“SAB”) No. 101 and No. 104, Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable; and (iv) collectibility is reasonably assured.

We recognize product revenue, including sales to distributors, when the criteria of SAB 101 and SAB 104 have been met. We recognize services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The cost of units, net of depreciation, leased under operating leases is included in the balance sheet under “Property, plant and equipment.” We accrue for warranty costs, sales returns and other allowances at the time of shipment.

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

Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), we defer all revenue for the arrangement until the period in which the last item is delivered.

Share-Based Compensation

Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”) issued by the Financial Accounting Standards Board (“FASB”) using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We also use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation expense, or if different assumptions had been used, we may have recorded too much or too little share-based compensation expense. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. For stock options with graded vesting terms, we recognize compensation expense over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method. We had approximately $1.5 million of total unrecognized compensation expense related to stock options at December 31, 2007 that is expected to be recognized over a weighted-average period of one year. See Note 13 to our consolidated financial statements included herein for a further discussion on stock-based compensation.

The fair value of our restricted stock grants is based on the fair market value of our common stock on the date of grant.

Allowance for Doubtful Accounts

Payment terms for product and service trade receivables generally range from 30 to 90 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due.

An allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments is maintained. Such allowance is computed based upon a specific customer account review of larger customers with balances past due, and a general reserve for other non-reserved balances. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables to selling, general and administrative expense.

Sales-Type Leases

Certain product sales are made under capital lease arrangements and are recorded as sales-type leases in accordance with SFAS No. 13, Accounting for Leases. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of our net revenues in 2007, 2006 or 2005.

During the fourth quarter of 2005, we made the decision to sell our U.K. Lease Business. See Note 5 to our consolidated financial statements included herein.

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

Legal Contingencies

In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights, and a variety of other matters. We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe any of our pending legal proceedings or claims will have a material impact on our financial position, results of operations or cash flows. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Foreign Currency

All of our foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from re-measurement are included in current earnings. Monetary assets and liabilities denominated in local currency are re-measured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2007, 2006 and 2005 we recorded gains $1.9 million, zero and $0.7 million on re-measurement, respectively. For the same periods we recorded net losses on transactions denominated in foreign currencies of approximately $3.6 million, $0.7 million, and $2.0 million, respectively.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

We do not provide for federal income taxes on the undistributed earnings of our international subsidiaries because earnings are reinvested and, in our opinion, will continue to be reinvested indefinitely.

Overview of Financial Results

The following overview will highlight certain key events and factors impacting our financial performance over the past three years.

Year 2007

For 2007, we recorded a net loss of $7.5 million ($0.14 per share) on revenues of $293.8 million. Revenues for 2007 increased by 18.2% over 2006 revenues of $248.6 million. Products revenue increased $15.1 million or 7.9% over 2006 due to gains achieved principally in EMEA, as well as the Americas with an increase within this segment in MCC, offset by declines in North America. The increases in product revenue resulted principally from gains in mobile and multi-lane products. Services revenue increased $30.2 million or 52.7% over 2006 principally due to two recent acquisitions of TPI in late December 2006 and of ACG in February 2007 (noted below), which contributed an incremental $2.3 million and $16.5 million, respectively, and the billing and collection of past service contract fees of $4.6 million, the costs of which were written off in 2004 when acceptance of the billing and collection was deemed to be doubtful. In addition, we experienced growth in our two significant service operations in the Americas segment due to higher volume type services in Brazil and an increased installed terminal base in Mexico.

The net loss in 2007 was principally the result of $8.0 million increase in our inventory reserves primarily related to non-PCI compliant products and components and restructuring activities to reconfigure our global sales and marketing organizations, as well as the outsourcing of manufacturing and consolidation of software, repairs and maintenance functions globally. These activities included the following:

•	Outsourcing our manufacturing requirements to a third-party contract manufacturer, including supply chain, production, assembly, and testing performed in Shenzhen, China and in Atibaia, Brazil. Transitioning of our entire manufacturing operations in Shenzhen, China to third-party manufacturing partner locations, which commenced in 2007 and is expected to be completed in 2008.

•	Shutdown of manufacturing operations in Atibaia, Brazil in accordance with our plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;

•	Consolidating global software development activities to Singapore, Latvia, and India, and reducing similar activities now performed in the U.S. and Sweden. The consolidation of global development activities was completed in 2007;

•	Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which was completed in 2007; and

•	Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and is expected to continue during 2008.

As a result of these actions, we incurred charges of $2.9 million during 2007 of which $0.6 million of cost is in the Americas segment, $0.8 million in the Asia-Pacific segment, $0.4 million in the EMEA segment and $1.1 million in shared cost centers. These costs are exclusive of any reversals of stock based compensation. We expect additional costs associated with these and other related activities that will take place during the first and second quarters of 2008 to approximate $1.5 million. The estimated costs are based on planned activities and circumstances known by us as of the filing of this Annual Report on Form 10-K. However, due to the inherent risk of the activities being undertaken, we cannot provide assurance that these estimated additional costs will not exceed $1.5 million.

In February 2007, we acquired the assets of ACG, a provider of installation, technical support and help desk services for point of sale equipment in Australia. The acquisition builds on our existing card payment terminal business in Australia and expands our service business footprint in the Asia-Pacific marketplace, providing merchant support for all vendors’ point of sale terminals in Australia as well as a business platform for potential expansion throughout the region.

The purchase price was $12.0 million in cash, plus the assumption of $0.5 million in liabilities. A portion of the cash paid, in the amount of $0.9 million, is being held by a third-party escrow company for a period of 24 months to satisfy any claims against the seller for breach of representations and warranties provided in the purchase agreement. We paid for acquisition-related costs, which have been added to the purchase price allocation, including professional fees and internal direct out-of-pocket expenses that amounted to $0.7 million.

The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly, the results of ACG’s operations are included in our consolidated results from the date of the acquisition within the Asia-Pacific geographic segment. Pro forma financial information is not presented because the acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X).

The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of approximately $6.8 million of the purchase price was made to goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and is included in other long-term assets. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests, including testing as of December 31, 2007, which did not result in any impairment charge. None of the goodwill is expected to be deductible for Australian tax purposes. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years and also is subject to periodic impairment tests, including testing as of December 31, 2007, which did not result in any impairment charge. We have other goodwill and intangibles related to the acquisition of TPI noted below in 2006, which amounted to $3.4 million and $3.2 million respectively, that was also tested for impairment at December 31, 2007 and such tests did not result in an impairment charge.

In June 2007, we completed the sale of our headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. We have entered into a long-term operating lease for our new headquarters with annual net rentals approximating $1.1 million commencing in March 2008 and concluding in approximately 7.75 to 10 years, depending on whether we elect to terminate the lease after the initial 7.75 years.

On February 13, 2008, we entered into a definitive Share Purchase Agreement to acquire all of the shares of four Thales subsidiaries for $120 million, subject to certain adjustments, with a potential contingent payment of $30 million based on the combined companies’ performance in 2008. The transaction is scheduled to close by March 31, 2008, although there can be no assurances that such closing will occur at that time or at all. We deposited $10 million with the parent company, Thales, as a deposit related to this transaction. If the transaction is not completed, Thales may be entitled to retain the deposit. The deposit is recorded in other non-current assets.

Our cash and short-term investments amounted to $82.2 million as of December 31, 2007. This balance is consistent with the $81.6 million on hand at December 31, 2006. The cash used to acquire ACG and to fund the earnest money deposit were offset by proceeds from the sale of our corporate headquarters and positive cash flow from operations.

Year 2006

For 2006, we recorded net income of $7.0 million ($0.13 per diluted share) on revenues of $248.6 million. Revenues for 2006 increased by 1.4% over 2005 revenues of $245.2 million. Products revenue gains were achieved in Central and Eastern Europe, Russia and the Commonwealth of Independent States, Middle East and Africa, as well as Mexico and South America from increased sales of our Optimum T2100 product. We experienced declines in the multi-lane sector in North America due to the completion of a significant order in the first half of 2006 as well as the effects of transitioning from a direct to indirect sales model for that product line; and we experienced declines in our Pacific region due to reduction in product volume at a large customer in Australia and a slow down in the New Zealand market and EMV migration. Our service revenues increased by 4.1% in 2006 to $57.3 million principally from gains in Brazil due to new service contract awards, including servicing competitor products, as well as increased terminal sales, which were put under existing service contracts.

The return to profit in 2006 from losses in 2005 and 2004 resulted from favorable impacts of actions taken after our comprehensive 2005 business review (see Note 4 to our consolidated financial statements included herein) (the “2005 Business Review”), which improved profitability. These actions resulted in a lower cost structure, a streamlined product line, an increase in revenues from newer 32-bit products and the establishment of a global product marketing group.

As of December 31, 2006, we had $1.4 million remaining in liabilities associated with the 2005 Business Review compared to $5.3 million at December 31, 2005. During 2006, $1.6 million of the $5.3 million was reversed out through earnings as a result of customers opting out of a particular warranty program and a change in severance benefits paid out. The remaining liability balance at December 31, 2006 relates to a particular warranty matter in Australia of $0.8 million where we expect to replace certain faulty units in 2007 and the balance of an idle facility charge of $0.6 million expected to be paid out through 2011.

We also experienced a favorable impact of a gain on the sale of real property in Hong Kong and had a net positive contribution from interest income less interest expense and foreign exchange losses.

In December 2006, we acquired the assets of TPI, which resulted in a charge of $1.0 million related to acquired in-process research and development. While this acquisition is expected to contribute significantly toward both our product and services offerings, the contribution in 2006 was not material.

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

The 2005 net loss was most notably impacted by charges resulting from a comprehensive business review and the discontinuance of our U.K. Lease Business. During the latter part of March 2005, a change in senior management was made. An interim Chief Executive Officer and interim Chief Financial Officer (collectively “Interim Management”) were appointed to replace the former Chief Executive Officer and Chief Financial Officer. The interim Chief Executive Officer, William Keiper, was appointed as our Chief Executive Officer and President in August 2005 and a new Chief Financial Officer, Tom Liguori, was appointed in November 2005. Interim Management commenced the 2005 Business Review — a comprehensive review of our financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships. The objective of the 2005 Business Review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize our corporate structure. The 2005 Business Review included the following actions and amounts:

•	Implementing an end-of-product-life cycle strategy, including identifying products and related inventory with near term end-of-life requirements resulting in charges of $12.1 million;

•	More aggressively addressing and correcting product performance issues, including negotiated warranty and product trade-in/trade-out programs required for the end-of-product-life cycle strategies resulting in charges of $7.4 million;

•	Implementing certain workforce reductions, including members of the senior management team, sales, operations and manufacturing personnel, as well as moving certain research and development resources to lower cost foreign geographies, and compensation plan changes resulting in charges of $5.4 million;

•	Vacating a leased building in Phoenix, Arizona due to the reductions in force resulting in a charge of $1.0 million in future rental expense, net of estimated sublet recoveries;

•	Evaluating other assets and liabilities and evaluating the past underlying operating decisions or strategies supporting such assets and liabilities, resulting in charges of $1.8 million;

•	Investing in the implementation of a comprehensive product marketing function; and

•	Evaluating opportunities for short, medium and long-term improvements in manufacturing costs.

The following table sets forth the restructuring and other charges recorded during 2005 in conjunction with the 2005 Business Review (in thousands):

	2005	2005	2005
	First	Second	Fourth	2005
	Quarter	Quarter	Quarter	Full Year

Costs of revenue:
Warranty charges and product return accruals	$706	$6,076	$667	$7,449
Inventory write-downs	2,132	7,090	2,889	12,111
One-time termination benefits and related costs	—	177	292	469
Other	148	161	—	309

Total costs of revenue	2,986	13,504	3,848	20,338

Operating expenses:
One-time termination benefits and related costs	1,543	2,021	1,349	4,913
Idle facility lease charge	—	—	1,013	1,013
Other	525	463	632	1,620

Total operating expenses	2,068	2,484	2,994	7,546

Non-operating expenses and income taxes:
Other, including tax impact of above entries	—	61	(203)	(142)

Total non-operating expenses and income taxes	—	61	(203)	(142)

	$5,054	$16,049	$6,639	$27,742

There were no significant charges resulting from decisions and actions taken during the third quarter of 2005 as part of the 2005 Business Review.

In addition to the 2005 Business Review, we also evaluated our U.K. Lease Business during the fourth quarter of 2005 and decided to exit this business and sell the existing lease portfolio and related assets, resulting in its classification as a discontinued operation for all periods being presented. We recognized a $6.6 million loss on the write-down of the U.K. Lease Business to its estimated fair value based on purchase offers received from potential buyers.

We continued to maintain our cash reserves, consisting of cash and cash equivalents and short-term investments of $93.9 million at December 31, 2005, compared to $93.4 million at December 31, 2004, despite funding the cash elements of the 2005 Business Review of $6.6 million, and purchasing $9.2 million of treasury stock, and without incurring any indebtedness to fund continuing operations.

Results of Continuing Operations

The following table sets forth the operating results expressed as a percentage of net revenue for the periods indicated. Results for any one or more periods are not necessarily indicative of future results. The results of continuing operations discussed below exclude the operations of the operating units being reported as discontinued operations. See Note 5 to our consolidated financial statements included herein.

	Year Ended December 31,
	2007	2006	2005

Net revenue	100.0%	100.0%	100.0%
Costs of revenue	74.3	64.2	70.2

Gross profit	25.7	35.8	29.8
Research and development	9.8	11.1	11.2
Selling, general and administrative	20.7	24.2	29.6
Acquired in-process research and development	—	0.4	—
Gain on sale of real property	(1.3)	(1.2)	—

Income (loss) from continuing operations	(3.5)	1.3	(11.0)
Interest and other income net of interest and other expense	1.4	1.4	0.7
Foreign currency loss	(0.6)	(0.3)	(0.6)

Income (loss) before taxes and discontinued operations	(2.7)	2.4	(10.9)
Provision for income taxes	(0.2)	(0.5)	(1.4)

Income (loss) before discontinued operations	(2.9)	1.9	(12.3)
Income (loss) from discontinued operations	0.4	0.9	(1.3)

Net income (loss)	(2.5)%	2.8%	(13.6)%

Comparison of Years Ended December 31, 2007 and 2006

	Dollars in thousands
		% of		% of	Increase
	2007	Rev	2006	Rev	(Decrease)
	(Dollars in thousands)

Net revenue:
Product	$206,360	70.2%	$191,286	77.0%	$15,074
Services	87,442	29.8%	57,279	23.0%	30,163

Total net revenue	293,802	100.0%	248,565	100.0%	45,237

Costs of revenue:
Product	149,787	51.0%	117,756	47.4%	32,031
Services	68,567	23.3%	41,784	16.8%	26,783

Total costs of revenue	218,354	74.3%	159,540	64.2%	58,814

Gross profit	75,448	25.7%	89,025	35.8%	(13,577)
Operating expenses:
Research and development	28,753	9.8%	27,706	11.1%	1,047
Selling, general and administrative	60,710	20.7%	60,105	24.2%	605
In-process research and development	—	0.0%	1,000	0.4%	(1,000)
Gain on sale of real property	(3,796)	(1.3)%	(2,953)	(1.2)%	(843)

Total operating expenses	85,667	29.2%	85,858	34.5%	(191)

Income (loss) from continuing operations	(10,219)	(3.5)%	3,167	1.3%	(13,386)
Non-operating income	2,122	0.8%	2,916	1.1%	(794)

Income (loss) before income taxes and discontinued operations	(8,097)	(2.7)%	6,083	2.4%	(14,180)
Provision for income taxes	(478)	(0.2)%	(1,346)	(0.5)%	868

Income (loss) before discontinued operations	(8,575)	(2.9)%	4,737	1.9%	(13,312)
Income (loss) from discontinued operations	1,098	0.4%	2,233	0.9%	(1,135)

Net income (loss)	$(7,477)	(2.5)%	$6,970	2.8%	$(14,447)

Diluted income (loss) per share	$(0.14)		$0.13		$(0.27)

Net revenue — Net revenue increased approximately $45.2 million or 18.2% in 2007 compared to 2006. This increase was comprised of an increase of $15.1 million or 7.9% in product revenue, and $30.2 million or 52.7% in services revenue.

The increase in product revenue of $15.1 million was principally the result of gains achieved in EMEA, as well as the Americas with an increase within this segment in MCC, offset by declines in North America. The increases in product revenue resulted principally from gains in mobile and multi-lane products.

The increase in service revenues of $30.2 million was principally the result of two recent acquisitions, one in North America in late December 2006 and one in Australia in February 2007, which contributed an incremental $18.8 million and the billing and collection of past service contract fees of $4.6 million, the costs of which were written off in 2004 when acceptance of the billing and collection was deemed to be doubtful. In addition we experienced growth in our two significant service operations in the Americas segment due to higher volume type services in Brazil and an increased installed terminal base in Mexico.

Cost of revenue and gross profit — Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, inventory valuation provisions, as well as loan loss provisions with respect to sales-type leases included in continuing operations.

Product gross profit was 27.4% in 2007 compared to 38.4% in 2006. Product gross profit was impacted by $12.9 million in charges related to the restructuring activities and transition costs to contract manufacturing. The remaining decline in the total gross profit percentage from 2006 to 2007 resulted principally from changes in product mix in countertop, mobile, and multi-lane products resulting in lower gross profit percentages partially offset by increases in volume.

Services gross profit was 21.6% in 2007 compared to 27.1% in 2006. Services gross profit was impacted by the collection of service contract fees in Brazil of $4.6 million that had no associated costs, as all costs had been written off in 2004 due to uncertainties regarding realization. Excluding this collection at 100% margin, the services gross profit was 17.2%. Gross margin related to services has declined principally due to competitive pressures and changes in service mix in our key service market of Brazil. Although management has taken certain actions to address improving gross margins, the impact of pricing and service mix in Brazil will likely continue to have a negative impact in our service margins into the foreseeable future. The services gross margin was also impacted by charges primarily related to a contract loss with a European customer and severances related to cost reductions in Brazil. Partially offsetting these charges were the high margin sale of a software license as well as the effect of performing additional services in Mexico without a corresponding increase in the cost base.

Research and development — Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 9.8% in 2007 compared to 11.1% in 2006, while overall research and development expenditures have increased $1.0 million. The research and development remained consistent from year to year with the primary focus on new product development. Research and development expenses for 2007 include severance and other restructuring related charges of $0.5 million, while 2006 includes severance and other termination costs of $1.5 million.

In December 2006, we acquired the assets of TPI and approximately $1.0 million related to acquired in-process research and development. This amount was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 Business Combinations Accounted for by the Purchase Method (“FIN 4”) as there were no alternative future uses. Management determined the value assigned to this asset through various methods including assistance from a third party valuation firm in valuing the TPI business. As of the valuation date, there were seven projects that were considered to be in process. The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain. As of December 31, 2007 all of the in-process research and development projects associated with the purchase of TPI had been completed.

Selling, general and administrative — Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 20.7% for 2007 and 24.2% for 2006. Selling, general and administrative expenses of $60.7 million for 2007 include $1.7 million of merger and acquisition costs, executive severance and collection costs related to the Brazil service contract fees, offset by reductions in performance based stock compensation and favorable litigation settlements. Selling, general and administrative expenses of $60.1 million for 2006, include $0.5 million in payroll tax charges associated primarily with former employees in China, offset by $1.2 million in net favorable tax settlements in Brazil, reductions in severance related liabilities and accounts receivable allowance recoveries. Selling expenses have decreased principally due to the recognition of the effects of the cost reductions put in place as part of the 2005 Business Review, as well as the 2007 restructuring.

During the second quarter of 2007, we completed the sale of our headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. We are moving our headquarters to Scottsdale, Arizona, and have entered into a long-term operating lease for our new headquarters facility that will commence in the first half of 2008.

During the third quarter of 2006, we sold our portion of an office building in Hong Kong and we recorded a $3.0 million gain on the sale. The building was sold as management determined that the cost, size and layout of the facility were not appropriate for the functions performed in that facility. We have relocated the Hong Kong operations to other leased space.

Interest income, interest expense, and foreign currency — We recognized $4.0 million in interest income in 2007 compared to $4.8 million in 2006. This decrease is principally attributable to lower average cash, cash equivalent, and short-term investments balances maintained throughout 2007 compared to 2006 offset partially by increasing yields on our cash investments. We incurred interest expense of $0.1 million in 2007 compared to $1.1 million in 2006. The decrease in interest expense is primarily due to the pay-off of mortgage debt in April 2006 as well as the non-recurrence of interest penalties incurred in 2006 on China payroll tax charges. Foreign currency losses totaled $1.7 million in 2007 compared with $0.7 million in 2006. The increase in foreign currency expense is principally attributable to net unfavorable movements of currencies not hedged and a general increase in hedged exposure increasing the direct cost of hedging.

Income tax expense — Income tax expense for federal, state and foreign taxes was $0.5 million and $1.3 million for the years ended 2007 and 2006, respectively. Income tax expense is principally comprised of income taxes associated with our profitable foreign locations.

During 2007, we continued to provide a valuation allowance on substantially all of our deferred tax assets. That valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Due to our net operating loss position and our valuation allowance against our deferred tax assets, the consolidated effective tax rates for 2007 and 2006 are not meaningful.

Comparison of Years Ended December 31, 2006 and 2005

	Dollars in thousands
		% of		% of	Increase
	2006	Rev	2005	Rev	(Decrease)
	(Dollars in thousands)

Net revenue:
Product	$191,286	77.0%	$190,214	77.6%	$1,072
Services	57,279	23.0%	55,009	22.4%	2,270

Total net revenue	248,565	100.0%	245,223	100.0%	3,342

Costs of revenue:
Product	117,756	47.4%	131,326	53.6%	(13,570)
Services	41,784	16.8%	40,765	16.6%	1,019

Total costs of revenue	159,540	64.2%	172,091	70.2%	(12,551)

Gross profit	89,025	35.8%	73,132	29.8%	15,893
Operating expenses:
Research and development	27,706	11.1%	27,555	11.2%	151
Selling, general and administrative	60,105	24.2%	72,649	29.6%	(12,544)
In-process research and development	1,000	0.4%	—	—	1,000
Gain on sale of real property	(2,953)	(1.2)%	—	—	(2,953)

Total operating expenses	85,858	34.5%	100,204	40.9%	(14,346)

Income (loss) from continuing operations	3,167	1.3%	(27,072)	(11.0)%	30,239
Non-operating income	2,916	1.1%	355	0.1%	2,561

Income (loss) before income taxes and discontinued operations	6,083	2.4%	(26,717)	(10.9)%	32,800
Provision for income taxes	(1,346)	(0.5)%	(3,526)	(1.4)%	2,180

Income (loss) before discontinued operations	4,737	1.9%	(30,243)	(12.3)%	34,980
Income (loss) from discontinued operations	2,233	0.9%	(3,123)	(1.3)%	5,356

Net income (loss)	$6,970	2.8%	$(33,366)	(13.6)%	$40,336

Diluted income (loss) per share	$0.13		$(0.64)		$0.77

Net revenue — Net revenue increased approximately $3.3 million or 1.4% in 2006 compared to 2005. This increase was comprised of an increase of $1.1 million or 1.0% in product revenue, and $2.3 million or 4.1% in services revenue.

The increase in product revenue of $1.1 million was principally the result of increases in South America, principally Brazil, of $8.9 million, Europe and the Middle East of $9.0 million, MCC of $2.7 million and Asian markets of $1.3 million. The gains were primarily related to the re-entry into markets with our new Optimum product line in Brazil and Mexico as well as the expansion of geographic markets in Europe and the Middle East. Offsetting most of the increases were declines in multi-lane product of $14.3 million due partially to the completion of large orders in the first half of 2006 and also general market conditions, a decline in Australia/New Zealand of $5.8 million due to a reduction in volume to a significant customer in Australia and general softness in the New Zealand market.

The increase in service revenues of $2.3 million was principally the result of increases in our service operations in Brazil and Mexico, as well as continued growth in our transaction services offering. Service revenues in Brazil increased $2.5 million from 2005 to 2006 due to additional service contracts added in 2006 and an increase in the installed base of terminals resulting from increased sales of terminals. Mexico services increased approximately $1.3 million from 2005 to 2006 due to general growth in terminals under service contract and a new service contract entered into with a major customer. We also experienced an increase in our transaction services revenues of approximately $0.6 million due to adding new customers to the service as well as a general increase in volumes year over year. Offsetting these increases were declines in Chile of $0.5 million due to a general downsizing of operations in that country, multi-lane of $0.4 million due to less repairs required for the Optimum product line, and the U.S. repair laboratory of $0.7 million.

Cost of revenue and gross profit — Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue increased to 35.8% in 2006 from 29.8% in 2005. Total gross profit in 2005 was impacted by $20.3 million in charges related to the 2005 Business Review. In addition there were approximately $4.9 million in incremental inventory valuation provisions included in 2005 versus 2006. Excluding these incremental charges, total gross profit as a percent of revenue was 40.1% for 2005.

Product gross profit was 38.4% in 2006 compared to 43.0% in 2005, excluding $18.8 million of charges associated with the 2005 Business Review and $4.1 million in incremental inventory valuation provisions. This year over year decrease in product gross margin was principally attributable to a change in the mix of product sales with increases in lower margin geographies such as Brazil, as well as higher volumes of Optimum terminals that do not have as high a margin as the legacy terminals that have been fully cost reduced and certain declines in selling prices to address strategic market conditions. Additionally, during the second quarter of 2006, product liabilities were reduced by a net $1.6 million primarily as a result of two customers opting out of the warranty program offered as part of the 2005 Business Review. However, in the third and fourth quarter of 2006, we recorded charges in the amount of $0.7 and $0.5 million, respectively. These charges related to a payroll tax charge associated with former employees in China and a settlement of a royalty claim associated with patented technologies used in our terminals with signature capture functionality. There will be a royalty fee charged on our signature capture terminals going forward as well, but it is not expected to significantly impact our gross profit on such terminals.

Services gross profit percentage was 27.1% in 2006 and 30.1% in 2005, excluding $1.5 million of charges associated with the 2005 Business Review and $0.8 million in incremental inventory valuation provisions. This year over year decrease is principally due to additional overhead absorption related to the sale of our U.K. Lease Business and changes in the mix of service offerings due to more special service orders at higher margins occurring in 2005 versus 2006.

Research and development — Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 11.1% in 2006 compared to 11.2% in 2005. Research and development expenses for 2006 include severance and other termination costs of $1.5 million and $0.9 million in share-based compensation, while 2005 includes $1.3 million in incremental charges associated with the 2005 Business Review. Excluding these charges, research and development expenses decreased $0.2 million from $26.3 million (10.7% of revenue) in 2005 to $26.1 (10.5% of revenue) million in 2006 primarily due to the move of certain U.S.-based research and development operations to lower cost off-shore locations.

In December 2006, we acquired the assets of TPI. The acquisition included approximately $1.0 million related to acquired in-process research and development. This amount was written off at the date of the acquisition, in accordance with FIN 4, as there was no alternative future use. Management determined the value assigned to this asset through various methods including assistance from a third party valuation firm in valuing the TPI business. As of the valuation date, seven projects were considered to be in process. The values of the projects were determined based on analyses of estimated cash flows to be generated by the products that are expected to result from the in-process projects. These cash flows were estimated by forecasting total revenues expected from these products then deducting appropriate operating expenses, cash flow adjustments and contributory asset returns to establish a forecast of the net return on the in-process technology. These net returns were substantially reduced to take into account the time value of money and the risks associated with the inherent difficulties and uncertainties in achieving commercial readiness. We believe the assumptions used in valuing in-process research and development are reasonable, but are inherently uncertain. Since the date of the purchase, we incurred development costs of $0.1 million related to the acquired in-process research and development, and should the projects continue to move toward commercialization, we estimate that future expenditures could approximate $0.1 million over the next fiscal year. As of December 31, 2007, all of the in-process research and development projects had been completed.

Selling, general and administrative — Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 24.2% for 2006 and 29.6% for 2005. Selling, general and administrative expenses of $60.1 million for 2006 include $0.5 million in payroll tax charges associated primarily with former employees in China, an incremental amount of share-based compensation of $4.4 million, offset by $1.2 million in net favorable tax settlements in Brazil, reductions in severance related liabilities and accounts receivable allowance recoveries. Excluding these amounts, SG&A expenses for 2006 totaled $56.4 million or 22.6% of revenues. SG&A expenses in 2005 include $6.4 million in incremental charges associated with the 2005 Business Review, consisting principally of $4.1 million in severance and employment related charges, $1.2 million in unrecoverable prepaid sales taxes associated with slow moving inventory and the expiration of utilization periods, $1.0 million of future rent charges resulting from vacating a building located in Phoenix Arizona, as a result of reductions in personnel. In addition, 2005 selling, general and administrative expenses include a charge of $1.4 million for legal contingencies for certain tax cases covered under an amnesty program in Brazil. Excluding these charges, SG&A expenses for 2005 totaled $64.8 million or 26.4% of revenue. Selling expenses have decreased principally due to the recognition of full effects of the cost reductions put in place as part of the 2005 Business Review.

During the third quarter of 2006, we sold our portion of an office building in Hong Kong and we recorded a $3.0 million gain on the sale. The building was sold as management determined that the cost, size and layout of the facility were not appropriate for the functions performed in that facility. We have relocated the Hong Kong operations to other leased space.

Interest income, interest expense, and foreign currency — We recognized $4.8 million in interest income in 2006 compared to $2.7 million in 2005. This increase is principally attributable to higher average cash, cash equivalent, and short-term investments balances maintained throughout 2006 compared to 2005 and increasing yields on our cash investments. We incurred interest expense of $1.1 million in 2006 compared to $0.8 million in 2005. The increase in interest expense is primarily due to the write-off of debt issuance cost associated with the payoff in April of our floating rate option note payable as well as interest penalties incurred on the China payroll tax charges. Foreign currency loss was $0.7 million in 2006 compared with $1.3 million in 2005. The decrease in foreign currency expense is principally attributable to a relatively stabilized U.S. dollar against our foreign currency exposures throughout 2006 as well as improved foreign currency management practices.

Income tax expense — Income tax expense before discontinued operations for federal, state and foreign taxes was $1.3 million and $3.5 million for the years ended 2006 and 2005, respectively. Income tax expense is principally comprised of cash income taxes paid associated with certain profitable foreign locations.

During 2006, we continued to provide a valuation allowance on substantially all of our deferred tax assets. That valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109. Due to our net operating loss position and our valuation allowance against our deferred tax assets, the consolidated effective tax rates for 2006 and 2005 are not meaningful.

Segment and Geographical Information

During the three months ended March 31, 2007, we began to report information pertaining to three business segments as follows: (i) Americas; (ii) EMEA; and (iii) Asia-Pacific. While we have historically operated globally, in the past the reporting of our global operations did not meet all the criteria as set forth in SFAS 131. During the first quarter of 2007, we added a President to the executive management team, initiated certain organizational changes and made enhancements to our internal management reporting, including providing additional reports to our Board. As required in SFAS 131, prior year segment data has been restated for comparative purposes.

Our Chief Operating Decision Maker (“CODM”), as defined in SFAS 131, consist of a group comprised of our Chief Executive Officer and Chief Accounting Officer. Our CODM reviews the products and services revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation.

The Americas business segment consists of North America, Brazil, South America excluding Brazil, and MCC. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia-Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.

Our product revenues relate primarily to the sale of POS terminals, peripheral devices, and transaction networking devices. Our services revenues are comprised of asset management services, trusted transaction services and payment solutions, as described in Part I to this Annual Report on Form 10-K. No other type of revenue exceeded 10% of our consolidated net revenues in 2007, 2006 or 2005.

The following table set forth the revenues and operating results by business segment for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
		% of		% of		% of
	2007	Revenue	2006	Revenue	2005	Revenue

Net revenue:
Americas	$158,538	54.0%	$145,575	58.6%	$146,444	59.7%
EMEA	81,383	27.7%	67,476	27.1%	58,560	23.9%
Asia-Pacific	53,881	18.3%	35,514	14.3%	40,219	16.4%

Total net revenue	$293,802	100.0%	$248,565	100.0%	$245,223	100.0%

Operating income:
Americas	$9,412	3.2%	$26,825	10.8%	$9,773	4.0%
EMEA	15,032	5.1%	10,671	4.3%	612	0.2%
Asia-Pacific	9,108	3.1%	10,404	4.2%	9,550	3.9%
Shared Cost Centers	(43,771)	(14.9)%	(44,733)	(18.0)%	(47,007)	(19.2)%

Total operating income	$(10,219)	(3.5)%	$3,167	1.3%	$(27,072)	(11.0)%

Americas net revenue increased in 2007 compared to 2006, principally as a result of increases in MCC and Brazil due to countertop and mobile terminal and services revenue, including a collection of $4.6 million from a past service contract that had been written off in 2004, as well as gains in North America multi-lane partially offset by declines in North America countertop and unattended. EMEA net revenue increased in 2007 compared to 2006 principally as a result of increased mobile, countertop and unattended product revenue throughout the region. Asia-Pacific net revenue increased in 2007 compared to 2006 principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $16.5 million in 2007.

Americas operating income decreased in 2007 compared to 2006 principally as a result of increased inventory reserves related to excess non-compliant PCI inventory together with an allocation of costs associated with our transition to contract manufacturing, and service costs related to the move of our North American repair center to Hermosillo, Mexico, with the remaining decline related to the decline in North American revenue that typically carries a higher gross margin and the replacement of that revenue with lower gross margin, newer product sales in Mexico and Brazil. Americas operating profit was also impacted by some larger multi-lane deliveries at lower margins.

EMEA operating profit increased in 2007 compared to 2006 principally as a result of an increase in revenues with a slight improvement in gross margin due to increased volumes and mix of higher margin products offset by increased inventory reserves for excess network equipment, a warranty settlement, write-off of capitalized software, a lost contract with a European customer and an allocation of costs associated with our transition to contract manufacturing. Additionally operating expenses did not increase despite the increase in revenues, improving sales leverage and operating income.

Asia-Pacific operating income decreased in 2007 compared to 2006 principally as a result of a decline in revenue in Thailand and New Zealand year over year that has a higher gross margin, a decline in high gross margin networking equipment revenue, as well as increases in certain direct operating expenses related to increases in sales management and bad debt expenses, partially offset by improvements in gross margin due to the acquisition of ACG.

Shared cost center expenses decreased in 2007 compared to 2006 principally as a result of favorable impacts from a gain on sale of real property, litigation settlements and reversal of stock based compensation partially offset by costs incurred for due diligence efforts, as well as executive severance charges.

Net revenue for 2006 compared to 2005 overall were flat at less than 2% growth. As discussed above, this resulted from gains in Brazil, Mexico and the EMEA region, offset by declines in Australia/New Zealand and the Multilane business in North America.

Operating income in 2005 was most notably impacted by the comprehensive business review described above that resulted in expense charges of $27.7 million.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit and/or other debt facilities. During 2007, our primary source of cash was cash generated by our operations as well as cash received from the sale of real property and to a lesser extent exercise of employee stock options. We had no borrowings under our revolving line of credit during 2007.

Cash flows from continuing operations

Cash provided by operating activities is net income (loss) from continuing operations adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by continuing operating activities totaled $13.8 million for 2007 compared to cash used in operations of $7.5 million for 2006, a year over year increase of $21.4 million. The increase in cash provided by operations is principally related to changes in operating assets and liabilities offset partially by the net loss.

Changes in operating assets and liabilities and the related impact on our operating cash flows consist of the following:

	2007	2006	Change

Accounts receivable	$(19,084)	$(3,641)	$(15,443)
Inventories	20,683	(16,748)	37,431
Accounts payable	7,623	4,638	2,985
Other	(4,413)	(10,716)	6,303

Increase (decrease) in operating assets and liabilities	$4,809	$(26,467)	$31,276

Cash used to finance our accounts receivable increased as a result of an increase in days sales outstanding due to extended payment terms for certain high credit rated customers as well as increases in deferred revenue principally for sales transactions not meeting all revenue recognition criteria at time of shipment, which was offset partially by an increase in accounts payable and other accrued expenses as part of our cash management activities. Cash has also been significantly impacted due to decreases in inventory levels primarily resulting from the transition to contract manufacturing. Other changes represent increases in accrued payroll and related expenses, accrued liabilities primarily from professional services and deferred revenues.

Cash flows from investing activities

Investing cash flows consist principally of capital expenditures and the net changes in cash associated with our investment of excess cash generated by operations or proceeds from liquidations of investments to fund operations, acquire capital assets or businesses. Cash provided by investing activities was $27.4 million in 2007 compared to $2.0 million in 2006.

Cash provided by investing activities for 2007 consisted principally of proceeds from the sale of real property of $16.3 million plus net proceeds from the sale of short-term investments of $43.1 million as we moved to more liquid cash investments due to the pending acquisition of TeT, offset by the acquisition of ACG for $12.7 million, purchases of property, plant and equipment of $7.5 million, and capitalized software costs of $1.4 million.

Capital expenditures for property, plant and equipment were $7.5 million in 2007 and $6.1 million in 2006. During 2007 and 2006, capital expenditures were principally for upgrades to computer software and hardware and equipment purchases. We intend to spend approximately $11.0 to $12.0 million over the next twelve months for capital expenditures related to outfitting the new corporate headquarters (exclusive of lessor build out concessions), computer hardware and software upgrades, and strategic software implementations surrounding customer, product and service management.

Cash flows from financing activities

Financing cash flows consist principally of the issuance of common stock due to the exercise of employee stock options, repayment of long-term debt, and the purchase of treasury stock.

During 2007, cash provided by financing activities was $0.8 million compared to cash used in financing activities of $12.5 million in 2006. The primary reasons for the increase in cash from financing activities of $13.3 million were the early pay-off of our debt associated with our headquarters and decreased purchases of treasury stock in 2007 offset by fewer proceeds from the exercise of employee stock options in 2007.

Cash flows from discontinued operations (see Notes 5 and 21 to our consolidated financial statements included herein)

Cash flows from discontinued operations principally relates to our 2005 fourth quarter discontinuance of our U.K. Lease Business and our direct-finance lease operation sold in the third quarter of 2003.

Cash flows from operations consist principally of net cash earnings from the U.K. Lease Business. The decrease in operating cash flows provided by discontinued operations of $3.9 million in 2007 over 2006 is the result of the sale of the U.K. Lease Business during the second quarter of 2006.

Cash flows generated by investing activities for 2006 of $12.1 million relate to net proceeds from the sale of the U.K. Lease Business.

The cash flows from discontinued operations in 2007 were not significant to our change in cash and cash equivalents. We believe the absence of cash flows from discontinued operations will not cause us to be unable to meet our short-term liquidity and capital resource requirements due to our cash reserves and short-term investments together with the ability to control certain cash outlays, such as the purchase of treasury stock. Should operating results from continuing operations prove unfavorable, we may need to use additional capital sources to meet our short-term liquidity and capital resource requirements.

Projected liquidity and capital resources

At December 31, 2007, working capital, cash and cash equivalents and short term investments were $119.7 million and $81.9 million, respectively.

We have moved short-term investments into more liquid cash and cash equivalent investment arrangements in anticipation of funding approximately $60 million as a portion of the $120 million purchase price of TeT. The remaining $60 million is expected to be funded through a senior credit facility previously entered into, the funds of which will be disbursed simultaneously with the closing of the purchase of TeT. The senior credit facility includes a five-year warrant for the lender to purchase approximately 10.5 million shares of our common stock at $5.00 per share. The warrant will be issued at the time of funding and contains a cashless exercise provision.

In addition, on January 15, 2008, we entered into a loan agreement that provides for a revolving credit facility of up to $25 million with a possibility to borrow up to $40 million if certain conditions are met. Available borrowings under the loan agreement are subject to borrowing base calculations based on the value of eligible inventory and accounts receivable. The loan agreement includes customary covenants and certain negative covenants prohibiting the occurrence of certain types of debt, limiting capital expenditures or disposing of assets. The obligations under the revolving credit facility are secured by the inventory and accounts receivable of certain of our subsidiaries in the U.S. and the U.K. The remaining balance of our consolidated assets are unencumbered under the loan agreement and, if needed, may be used as collateral for additional debt. This loan agreement was put in place in anticipation of the purchase of TeT, as well as for operational purposes.

We believe that our cash reserves and short-term investments combined with our loan agreement and our ability to influence operating cash flows as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2008. Should operating results prove unfavorable, we may need to obtain additional capital sources to meet our short-term liquidity and capital resource requirements. If we close the purchase of TeT, we believe that these cash reserves and short-term investments combined with our loan agreement, the anticipated senior credit facility and our ability to influence operating cash flows, as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements, including the acquisition of TeT, through 2008.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).

		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt(1)	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	14,908	3,260	6,591	1,597	3,460
Minimum purchase obligations(2)	17,334	17,334	—	—	—

Total	$32,242	$20,594	$6,591	$1,597	$3,460

(1)	Excludes payments under our senior credit facility with Francisco Partners and revolving credit facility with a bank, as no borrowings have taken place yet under either credit facility. All amounts outstanding under the senior credit facility are due four years from the funding date, which is expected to occur by March 31, 2008. All amounts outstanding, if any, under the revolving credit facility are due on January 15, 2011.

(2)	Minimum purchase obligations include all outstanding obligations to purchase goods or services at December 31, 2007 including agreements that are cancelable without penalty and agreements, which are enforceable and legally binding. We estimate that approximately 80% of the outstanding purchase obligations at December 31, 2007 are non-cancelable due to the customized nature of the order and the long lead time requirements.

Debt Amendments

On March 31, 2006, we entered into a line of credit agreement with a bank pursuant to which we had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in our investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and was set to expire on March 31, 2008, but was extended to March 31, 2009.

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

During 2006 and 2005, we purchased 1,346,628 and 1,525,409 shares of our common stock for $10.7 and $9.2 million, respectively. There were no treasury stock repurchases during 2007. The repurchased shares were recorded as treasury stock and resulted in a reduction to stockholder’s equity. As of December 31, 2007, we had repurchased 2,932,037 shares of common stock at an average price per share of $6.86 under the share repurchase programs. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, as revised.

2008 Outlook

In 2008, we intend to continue our focus on initiatives to drive profitability and expand the business to achieve added scale. Key initiatives include completion of the acquisition and integration of TeT, market share growth in strategically targeted geographies and improving gross margins with cost reductions and value added selling. A well-experienced senior management team is in place globally to specifically address and manage these key initiatives, and efforts are ongoing to recruit additional managers as part of our restructuring, as well as retaining seasoned management from Thales as part of the TeT acquisition. We will continue to leverage our existing cost structure on anticipated higher revenues in 2008.

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

We will continue to manage our balance sheet and leverage our working capital in instances where it can help meet the objectives of our key initiatives for 2008.

Impact of Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15,

2008. Earlier adoption is prohibited. We are currently evaluating the impact that the implementation of SFAS 160 may have on our consolidated results of operations and financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We elected not to measure any additional financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2007, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.

Our investment portfolio, consisting of fixed income securities, was $5.0 million as of December 31, 2007. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2007, the decline in the fair value of our investment portfolio would not be material given that our discount notes have fixed rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

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

A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At December 31, 2007, we had foreign currency forward contracts outstanding in the amount of $19.8 million, denominated principally in the Brazilian real, Thai baht, Mexican peso and Australian dollar, with smaller contracts for the British pound and Chilean peso. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.

We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Item 1A, Risk Factors — International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results” elsewhere in this Annual Report on Form 10-K.

At present, we have no material long-term debt obligations and there are no borrowings under our revolving credit facility at December 31, 2007. However, we anticipate borrowings in the near future under both our senior credit facility and revolving credit facility (see Note 12 to our consolidated financial statements included herein). As such, our interest rate risk is not significant with respect to existing debt.

During the normal course of business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this Item 7A, and collectibility of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Hypercom’s financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Accounting Officer, and with the participation of other management, Hypercom conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled Internal Control — Integrated Framework.

Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is contained in this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors, audit committee and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2008 Proxy Statement (which will be filed with the SEC no later than 120 days following our fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report.

We have adopted a code of ethics that applies to all directors, officers and employees of our company, including our Chief Executive Officer, Chief Accounting Officer, or persons performing similar functions. A copy of our Code of Ethics is available on our website at www.hypercom.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Accounting Officer, or persons performing similar functions, by disclosing such information on our website.

Item 11.	Executive Compensation

Information required in response to this item is incorporated by reference to our 2008 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2008 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2008 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 14.	Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2008 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Annual Report on Form 10-K:

(1) Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
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

HYPERCOM CORPORATION

Date: March 14, 2008	By: /s/ Philippe Tartavull Philippe Tartavull Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

Signature	Title

Principal Executive, Financial and Accounting Officers

/s/ Philippe Tartavull Philippe Tartavull	Chief Executive Officer, President and Director

/s/ Shawn Rathje Shawn Rathje	Chief Accounting Officer and Corporate Controller

Directors

* Daniel Diethelm	Director

* Johann J. Dreyer	Director

* Ian K. Marsh	Director

* Phillip J. Riese	Director

* Norman Stout	Director

Philippe Tartavull, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 14th day of March, 2008, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Annual Report on Form 10-K.

*By:	/s/ Philippe Tartavull Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Hypercom Corporation

We have audited the accompanying consolidated balance sheets of Hypercom Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Hypercom Corporation changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hypercom Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Phoenix, Arizona
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Hypercom Corporation

We have audited Hypercom Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hypercom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hypercom Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Hypercom Corporation, and the schedule listed in Item 15 (a)(2), and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Phoenix, Arizona
March 7, 2008

HYPERCOM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$76,925	$34,190
Short-term investments	4,988	47,228
Accounts receivable, net of allowance for doubtful accounts of $4,034 and $1,934, respectively	71,341	52,777
Inventories	22,343	52,632
Prepaid expenses and other current assets	15,251	8,202
Deferred income taxes	497	691

Total current assets	191,345	195,720
Property, plant and equipment, net	17,694	27,261
Intangible assets, net	10,502	5,733
Goodwill	10,224	2,691
Deferred acquisition costs	12,529	—
Other long-term assets	7,950	5,311

Total assets	$250,244	$236,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,448	$22,931
Accrued payroll and related expenses	9,889	6,201
Accrued sales and other taxes	7,427	7,781
Product warranty liabilities	1,754	2,636
Accrued other liabilities	16,154	9,603
Deferred revenue	5,497	2,185
Income taxes payable	519	2,460

Total current liabilities	71,688	53,797
Deferred tax liabilities	620	380
Other liabilities	3,437	3,608

Total liabilities	75,745	57,785
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,167,702 and 53,127,205 shares outstanding at December 31, 2007 and 2006, respectively	56	56
Additional paid-in capital	251,034	247,989
Accumulated deficit	(53,842)	(46,365)
Treasury stock, 3,162,248 shares (at cost) at December 31, 2007 and 2006	(22,749)	(22,749)

Total stockholders’ equity	174,499	178,931

Total liabilities and stockholders’ equity	$250,244	$236,716

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Net revenue:
Products	$206,360	$191,286	$190,214
Services	87,442	57,279	55,009

Total net revenue	293,802	248,565	245,223

Costs of revenue:
Products	149,787	117,756	131,326
Services	68,567	41,784	40,765

Total costs of revenue	218,354	159,540	172,091

Gross profit	75,448	89,025	73,132

Operating expenses:
Research and development	28,753	27,706	27,555
Selling, general and administrative	60,710	60,105	72,649
In-process research and development	—	1,000	—
Gain on sale of real property	(3,796)	(2,953)	—

Income (loss) from continuing operations	(10,219)	3,167	(27,072)
Interest income	3,954	4,758	2,679
Interest expense	(122)	(1,072)	(787)
Foreign currency loss	(1,685)	(699)	(1,297)
Other expense	(25)	(71)	(240)

Income (loss) before income taxes and discontinued operations	(8,097)	6,083	(26,717)
Provision for income taxes	(478)	(1,346)	(3,526)

Income (loss) before discontinued operations	(8,575)	4,737	(30,243)
Income (loss) from discontinued operations	1,098	2,233	(3,123)

Net income (loss)	$(7,477)	$6,970	$(33,366)

Basic income (loss) per share:
Income (loss) before discontinued operations	$(0.16)	$0.09	$(0.58)
Income (loss) from discontinued operations	0.02	0.04	(0.06)

Basic income (loss) per share	$(0.14)	$0.13	$(0.64)

Diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.16)	$0.09	$(0.58)
Income (loss) from discontinued operations	0.02	0.04	(0.06)

Diluted income (loss) per share	$(0.14)	$0.13	$(0.64)

Shares used in computing net income (loss) per common share:
Basic	52,927,296	53,248,194	52,395,001

Diluted	52,927,296	53,965,576	52,395,001

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-in	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Balance	Capital	Compensation	Deficit	Stock	Equity
	(Dollars in thousands)

Balance as of December 31, 2004	52,254,935	$52	$228,567	$(505)	$(19,969)	$(2,773)	$205,372
Issuance of common stock	1,873,021	3	7,173	—	—	—	7,176
Purchase of treasury stock	(1,525,409)	—	—	—	—	(9,236)	(9,236)
Restricted common stock issued for deferred compensation, net of cancellations	389,412	—	2,446	(2,446)	—	—	—
Recognition of deferred compensation, net of award reacquisitions	—	—	—	828	—	—	828
Net loss	—	—	—	—	(33,366)	—	(33,366)

Balance as of December 31, 2005	52,991,959	55	238,186	(2,123)	(53,335)	(12,009)	170,774
Issuance of common stock	1,439,442	1	6,650	—	—	—	6,651
Purchase of treasury stock	(1,346,628)	—	—	—	—	(10,740)	(10,740)
Reclassification due to the adoption of SFAS 123R	—	—	(2,123)	2,123	—	—	—
Restricted common stock issued for compensation, net of forfeitures	42,432	—	—	—	—	—	—
Share-based compensation	—	—	5,276	—	—	—	5,276
Net loss	—	—	—	—	6,970	—	6,970

Balance as of December 31, 2006	53,127,205	56	247,989	—	(46,365)	(22,749)	178,931
Issuance of common stock	247,163	—	934	—	—	—	934
Restricted common stock issued for compensation	93,334	—	—	—	—	—	—
Restricted common stock forfeitures	(300,000)	—	(1,582)	—	—	—	(1,582)
Share-based compensation	—	—	3,693	—	—	—	3,693
Net loss	—	—	—	—	(7,477)	—	(7,477)

Balance as of December 31, 2007	53,167,702	$56	$251,034	$—	$(53,842)	$(22,749)	$174,499

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from continuing operations:
Net income (loss) from continuing operations	$(8,575)	$4,737	$(30,243)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	—	4	15
Depreciation and amortization	9,156	7,872	7,890
Acquired in-process research and development	—	1,000
Amortization of discount on short-term investments	(844)	(1,303)	(1,099)
Provision for doubtful accounts	2,115	826	2,046
Provision for excess and obsolete inventory	8,074	2,342	18,539
Provision for warranty and other product charges	2,328	125	8,926
Foreign currency (gains) losses	(2,317)	35	(1,206)
Gain on sale of real property	(3,796)	(2,953)
Non-cash stock-based compensation	1,919	6,253	828
Non-cash write-off of intangibles and other assets	509	324	2,181
Deferred income tax benefit	434	(530)	219
Changes in operating assets and liabilities, net	4,809	(26,467)	(11,850)

Net cash provided by (used in) operating activities	13,812	(7,735)	(3,754)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,481)	(6,131)	(4,916)
Proceeds from the sale of real property	16,250	5,190	—
Cash paid for acquisitions, net of cash acquired	(13,075)	(8,319)	—
Cash deposit for pending acquisition of Thales e-Transactions business	(10,000)	—	—
Software development costs capitalized	(1,392)	(787)	(559)
Purchase of short-term investments	(141,006)	(295,054)	(216,915)
Proceeds from the sale or maturity of short-term investments	184,090	307,080	230,025

Net cash provided by investing activities	27,386	1,979	7,635

Cash flows from financing activities:
Repayment of bank notes payable and other debt instruments	(7)	(8,364)	(425)
Debt issuance cost	(100)	—	—
Proceeds from issuance of common stock	934	6,651	7,176
Purchase of treasury stock	—	(10,740)	(9,236)

Net cash provided by (used in) financing activities	827	(12,453)	(2,485)
Effect of exchange rate changes on cash and cash equivalents	716	469	(333)

Net increase (decrease) in cash flow from continuing operations	42,741	(17,740)	1,063
Net cash provided by (used in) operating activities from discontinued operations	(6)	3,853	11,432
Net cash provided by investing activities from discontinued operations	—	12,137	—
Cash and cash equivalents, beginning of year	34,190	35,940	23,445

Cash and cash equivalents, end of year	$76,925	$34,190	$35,940

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Description of Business

Hypercom Corporation (“Hypercom”) is one of the largest global providers of complete electronic payment solutions and value-added services at the point-of-transaction. Hypercom designs, manufactures and sells electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, Hypercom provides directly, or through qualified contractors, support and related services that complement and enhance its hardware and software products. Hypercom’s customers include large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (“ISOs”) and distributors as well as companies in the transportation, healthcare, pre-paid card and quick service restaurant (“QSR”) industries. Hypercom operates in one business market — electronic payment products and services.

Hypercom is headquartered in Phoenix, Arizona, where its operations include corporate administration, product development, sales and marketing, distribution, repairs and customer service. Hypercom has sales and support offices in Australia, Brazil, Chile, China, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Russia, Singapore, Spain, Sweden, Thailand, the United Arab Emirates and the United Kingdom (“U.K.”). These sales and support offices perform sales, marketing, distribution, customer service and custom development functions. Hypercom’s primary manufacturing is performed in China with third party manufacturing operations performed in Poland and Malaysia. Hypercom has global product development facilities in Latvia, Singapore and India.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hypercom and its wholly-owned subsidiaries (collectively, the “Company”). The Company, directly or indirectly, owns 100% of the outstanding stock of all of its subsidiaries with the exception of one subsidiary in Thailand. The Company owns a controlling interest in the Thailand subsidiary and certain nominee shareholders own the remaining shares. All of the Company’s subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include collectibility of accounts receivable; determination of inventory obsolescence; recoverability of long-lived assets and goodwill; expected product warranty costs; recognition and measurement of current and deferred income tax assets and liabilities; legal and tax contingency accruals; and the reductions to revenue related to sales returns. The actual results experienced by the Company may differ from management’s estimates.

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

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

Fair Value of Financial Instruments

The Company values financial instruments as required by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of those instruments. The fair value of marketable securities is determined based on quoted market prices, which approximate fair value. The fair value of sales-type leases and long-term obligations is estimated by discounting the future cash flows required under the terms of each respective lease or debt agreement by current market rates for the same or similar issues of leases or debt with similar remaining maturities. The fair value of financial hedge instruments are based on quotes from brokers using market prices for those or similar instruments.

Allowance for Doubtful Accounts

Payment terms for product and service trade receivables generally range from 30 to 90 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due. The Company’s assessment of its customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with the Company. If the Company determines, based on its assessment, that it is more likely than not that the Company’s customers will be unable to pay, the Company will charge off the account receivables to the allowance for doubtful accounts.

Sales-Type Leases

Certain product sales are made under a capital lease arrangement are recorded as a sales-type lease in accordance with SFAS No. 13, Accounting for Leases. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in the Company’s sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Recognition of the interest and maintenance income did not exceed 10% of the Company’s net revenues in 2007, 2006 or 2005.

In addition, as part of the initial recording of the Company’s sales-type leases, the estimated unguaranteed residual value of the equipment is recorded. The residual value is based on industry standards and the Company’s actual experience. Residual values were recorded only for the sale-type leases in the Company’s U.K. Lease Business, which has been sold and is reported in discontinued operations. There are no residual values recorded under sales-type leases at December 31, 2007.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	30 years
Computer equipment and software	3-5 years
Machinery and equipment	2-5 years
Equipment leased to customers	1-5 years
Furniture and fixtures	3-7 years

Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.

Capitalized Software Development Costs

The Company capitalizes certain internal and external expenses related to developing computer software used in the products it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: (a) the detail program design has been completed and it has been determined that the necessary skills, hardware, and software technology are available to produce the product; (b) the detail program design has been traced to product specifications; and (c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases, and such costs are amortized using the straight-line method over an estimated life of one to three years. The amounts capitalized in the years ended December 31, 2007, 2006 and 2005, were $1.4 million, $0.8 million and $0.6 million, respectively.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the estimated fair market value of the acquired net assets. The Company tests goodwill for impairment on an annual basis using discounted future cash flows subject to a comparison for reasonableness to the Company’s market capitalization at the date of valuation. If the Company determines that an impairment has occurred, the Company will write-down the carrying value of its goodwill to its estimated fair value and charge the impairment as an operating expense in the period the determination is made. The Company completed its goodwill impairment test during the fourth quarter of

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

2006 and 2007 and determined there was no impairment in either year. However, there can be no assurance that future goodwill impairment tests will not result in a change to earnings.

Impairment of Long-Lived Assets

The Company assesses the potential impairment of long lived when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.

Revenue Recognition

The Company recognizes revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins No. 101 and No. 104, Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectibility is reasonably assured.

The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. The Company recognizes services revenue when services have been provided and collection of invoiced amounts is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), the Company defers all revenue for the arrangement until the period in which the last item is delivered.

Contract Accounting

The Company recognizes revenues and an estimated gross profit upon the attainment of scheduled performance milestones under the percentage-of-completion method. The Company follows this method since contracts contain well-defined performance milestones and the Company can make reasonably dependable estimates of the costs applicable to various stages of the contract.

Revenues subject to contract accounting have been less than 10% of total revenues for each of the fiscal years 2007, 2006 and 2005.

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

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material impact on its financial position or results of operations or cash flows. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in costs of revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.3 million, $0.6 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Financial Accounting Standards Board (“FASB”) statement No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), using the modified prospective method under SFAS 123R the Company is required to measure and recognize compensation expense for all share-based payments at fair value. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Results for prior periods have not been restated.

Foreign Currency

All of the Company’s foreign subsidiaries and divisions use the U.S. dollar as the functional currency. Accordingly, foreign currency translation gains and losses from remeasurement are included in current earnings. Monetary assets and liabilities denominated in local currency are remeasured at period end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. During the years ended December 31, 2007, 2006, and 2005 the Company recorded net gains on re-measurement of $1.9 million, zero and $0.7 million, respectively. For the same periods, the Company recorded net losses on transactions denominated in foreign currencies of $1.7 million, $0.7 million and $2.0 million, respectively. These amounts are included in the results of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 16 to the consolidated financial statements regarding the valuation reserve against the Company’s deferred tax assets.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Income (Loss) Per Share

Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Due to losses in 2005 and 2007, potentially dilutive securities are not included in the calculation of dilutive loss per share as their impact would be anti-dilutive. The following table

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

reconciles the weighted average shares used in computing basic and diluted income (loss) per share in the respective years:

	2007	2006	2005

Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	52,927,296	53,248,194	52,395,001
Effect of dilutive stock options and warrants	—	717,382	—

Shares used in diluted income (loss) per share calculation	52,927,296	53,965,576	52,395,001

Due to losses in 2005 and 2007, options and warrants that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share because they were anti-dilutive. In those years, excluded options and warrants amounted to 2,974,536 and 6,368,871, respectively.

Derivative Financial Instruments

The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.

Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of the Company’s net investment in foreign operations. The primary objective of the Company’s hedging strategy is to protect its net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the statement of operations. During 2007 and 2006, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the U.K., Chile, Australia and Sweden. The U.S. dollar amount of the contracts at December 31, 2007 and 2006 was $19.8 million and $2.9 million, respectively. The total payable recorded under the contracts is reflected in accrued liabilities and was $0.3 and less than $0.1 million as of December 31, 2007 and 2006, respectively.

Comprehensive Income

The Company has no items that affect comprehensive income other than net income or loss.

Reclassification

Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that the implementation of SFAS 141R may have on the Company’s consolidated results of operations and financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the implementation of SFAS 160 may have on the Company’s consolidated results of operations and financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. The Company is currently evaluating the impact that the implementation of SFAS 157 may have on the Company’s consolidated results of operations and financial position.

In February 2007, FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company elected not to measure any additional financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.

3.	Business Acquisitions

ACG Group

On February 8, 2007, the Company acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support and help desk services for point of sale equipment in Australia. The acquisition builds on the Company’s existing card payment terminal business in Australia and expands the Company’s service business footprint in the Asia-Pacific marketplace, providing merchant support for all point of sale terminals in Australia as well as a business platform for potential expansion throughout the region.

The purchase price was $12.0 million in cash plus the assumption of $0.5 million in liabilities. A portion of the cash paid, in the amount of $0.9 million, is being held by a third-party escrow company for a period of 24 months to satisfy any claims against the seller for breach of representations and warranties provided in the sale agreement. The Company paid $0.7 million for acquisition-related costs, which have been added to the purchase price allocation, including professional fees and internal direct out-of-pocket expenses.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, and accordingly, the results of ACG’s operations are included in the Company’s consolidated results from the date of the

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

acquisition. Pro forma financial information is not presented because the acquisition was not considered significant under the rules and regulations of the Securities and Exchange Commission (“SEC”) (Rule 3-05 of Regulation S-X).

The amount paid for ACG in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years. The amount of the purchase price in excess of assets acquired of approximately $6.8 million was considered goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes.

TPI Software

On December 14, 2006, the Company acquired the technology and assets of TPI Software, LLC (“TPI”), a provider of personal computer and enterprise server-based credit/debit/gift card, EBT, automated clearing house and electronic check processing software. The purchase price was $8.5 million in cash, of which $0.9 million is being held by a third party escrow company pending the resolution of certain contingencies related to the validity and accuracy of the representations and warranties by the selling principals over a stated period of time and the achievement of software development goals related to the creation of a new wireless gateway using the core technology acquired by the Company. This amount is included in other current assets. Approximately $0.2 million of the purchase price has been recorded as payment of compensation in advance, and will be amortized into operating expenses over the contingency period.

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, and accordingly, the results of TPI’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of TPI were not significant when compared to those of the Company. The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an independent valuation analysis. An allocation of $1.0 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.

Approximately $3.2 million of the purchase price was allocated to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of two to ten years.

Initially, an allocation of approximately $2.7 million of the purchase price was made to goodwill in accordance with SFAS 142. Upon the resolution of certain contingencies in 2007, $0.7 million previously held by a third party escrow company was paid to the selling principals and the amount was allocated to goodwill. TPI was in its early stages of operation and did not have the Company’s capabilities in manufacturing, marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired. The Company expects to be able to utilize the acquired technologies in its other products separate from those acquired from TPI. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. Goodwill is expected to be deductible for tax purposes.

Thales e-Transactions

On December 20, 2007, the Company announced that it had delivered a binding offer (the “Offer”) to Thales SA (“Thales”) to acquire all of the shares of Thales’ four e-Transactions entities (collectively, “TeT”) — Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España —

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

each of which is a direct or indirect wholly-owned subsidiary of Thales. On February 13, 2008, the Company announced that it had entered into a definitive Share Purchase Agreement (the “Purchase Agreement”) for the acquisition of the shares of TeT.

Under the terms of the Purchase Agreement, the Company will pay $120 million, subject to certain adjustments, to acquire TeT, with a potential contingent payment (or “earn out”) of an additional $30 million based upon the combined companies’ performance in 2008. In connection with the Offer, the Company deposited with Thales an amount of $10 million (the “Deposit”). If the transaction is not completed, Thales may be entitled to retain the deposit in accordance with the terms of the Purchase Agreement. The Deposit is recorded in deferred acquisitions costs in the consolidated balance sheets as of December 31, 2007. In addition, the Company has incurred other acquisition costs amounting to $2.5 million related to its purchase of TeT.

The closing of the transaction, which is expected to occur by March 31, 2008, is subject to customary closing conditions and approvals, including certain regulatory approvals.

4.	Restructuring and Other Charges

Restructuring

During the second quarter of 2007, the Company initiated a reconfiguration of its global sales and marketing organizations. In addition, the Company announced its intention to outsource its manufacturing and consolidate its software, repair and maintenance functions globally. Pursuant to this restructuring plan, the Company has undertaken the following initiatives:

•	Outsourcing the Company’s entire manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing presently performed in Shenzhen, China and in Atibaia, Brazil. Transitioning of the Company’s manufacturing operations commenced in 2007 and is expected to be completed in 2008;

•	Shutdown of manufacturing operations in Atibaia, Brazil in accordance with the Company’s plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;

•	Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden. The consolidation of global development activities is complete;

•	Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which was completed in 2007; and

•	Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and is expected to continue during 2008.

The following table summarizes these charges and activities during 2007 (dollars in thousands):

		Transition to
		Contract
	Severance	Manufacturing	Total

2007 charges	$1,737	$1,183	$2,920
Amounts utilized	(637)	(1,183)	(1,820)

Balance accrued at December 31, 2007	$1,100	$—	$1,100

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Of the $2.9 million of costs incurred, $1.6 million was recorded in costs of revenue and $1.3 million was recorded in operating expenses. The Company expects the remaining amounts accrued to be paid in 2008 and expects to incur an additional $1.5 million of costs in connection with this activity that will be expensed in 2008.

In addition, the Company also incurred $0.6 million of severance costs in 2006 related to the shut-down of its Sweden facility. As of December 31, 2007, $0.3 million remained of this accrual.

The following table summarizes these charges and activities during 2007 by segment unit (dollars in thousands):

	Costs	Amounts	Balance at
	Incurred	Utilized	December 31,
	During 2007	during 2007	2007

Americas	$596	$(572)	$24
EMEA	365	(28)	$337
Asia Pacific	829	$(829)	$—
Shared cost centers	1,130	(391)	$739

Total charges	$2,920	$(1,820)	$1,100

2005 Business Review

In March 2005, a change in senior management was made at the Company. New management completed a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships during 2005 (the “2005 Business Review”). The objective of the 2005 Business Review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize the Company’s corporate structure.

As a result of actions arising from the 2005 Business Review, the Company incurred restructuring charges of $19.0 million during 2005. Of this amount, $16.3 million was charged to costs of revenues including $3.8 million of warranty charges, $12.1 million of inventory costs for end-of life products and $0.4 million of severance costs. The remaining $2.7 million was charged to operating expenses including $2.6 million of severance costs and $0.1 million of idle facility charges.

The Company incurred restructuring charges of $2.3 million during 2006. Of this amount, $1.4 million was charged to costs of revenues including $1.3 million of warranty charges and $0.1 million of severance costs. The remaining $0.9 million was charged to operating expenses including $0.6 million of severance costs and $0.3 million of idle facility charges. The charge was partially offset by $1.4 million reversal of warranty charges related to customers that ultimately opted out of a trade-in program to replace inventory and $0.2 million of severance accruals ultimately not utilized.

The following table sets forth the activity in 2007 in the remaining accrued liability and reserve accounts for the restructuring reserves recorded in 2005 in conjunction with the 2005 Business Review (dollars in thousands):

		Idle
	Warranty	Facility
	Charges	Lease	Total

Balance at January 1, 2007	$840	$551	$1,391
Amounts utilized	(546)	(536)	$(1,082)
Amounts reversed	—	(15)	$(15	)b

Balance at December 31, 2007	$294	$—	$294	a

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2008.

(b)	The Company negotiated with the landlord an early termination of the lease for one of the Company’s facilities in Phoenix, Arizona. The difference between the amount paid and the balance in the accrual was $15,000.

The following table summarizes these charges and activities during 2007 by segment unit (dollars in thousands):

		Amounts	Balance
	Balance at	Utilized /	Remaining at
	January 1,	Reversed	December 31,
	2007	during 2007	2007

Americas	$551	$(551)	$—
EMEA	100	(100)	—
	—	—	—
Asia Pacific	740	(446)	294
Shared cost centers	—	—	—

Total charges	$1,391	$(1,097)	$294

5.	Discontinued Operations

The income (loss) from the Company’s discontinued operations for the years ended December 31, 2007, 2006 and 2005 include the following (dollars in thousands):

	2007	2006	2005

United Kingdom Lease Portfolio:
Net revenue	$—	$3,230	$14,355
Costs of revenues (reversals of commissions)	(1,098)	1,195	9,531

Gross profit(a)	1,098	2,035	4,824
Selling, general and administrative expenses	—	(1,020)	(1,397)
Foreign currency loss	—	(343)	(340)
Loss on asset impairment	—	—	(6,609)
Gain on Sale	—	1,561	—

	1,098	2,233	(3,522)
Golden Eagle Leasing	—	—	399

Income (loss) from discontinued operations	$1,098	$2,233	$(3,123)

(a)	During the period ended December 31, 2007 the Company received a rebate of previously paid lease origination commission payments related to the U.K. lease portfolio that was sold in 2006.

U.K. Lease Portfolio

During the fourth quarter of 2005, the Company made the decision to sell its U.K. leasing business (the “U.K. Lease Business”). As of December 31, 2005, the U.K. Lease Business qualified as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the U.K. Lease

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.

Effective May 31, 2006, the Company sold the U.K. Lease Business for $12.1 million (the “U.K. Lease Sale”). The U.K. Lease Sale includes the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The U.K. Lease Sale agreement contains covenants and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.

Golden Eagle Leasing

During the first quarter of 2005, the Company recorded income from discontinued operations of $0.4 million principally relating to the release of excess reserves no longer required due to the expiration of the indemnification period under the Golden Eagle Leasing, Inc. purchase and sale agreement.

6.	Leases

Sales-Type Leases

The Company’s net investment in sales-type leases consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Lease contracts receivable	$6,495	$1,721
Unearned revenue	(524)	(218)

Net investment in sales-type leases	$5,971	$1,503

Lease contracts receivables are included in prepaid expenses and other current assets and other long-term assets in the Company’s consolidated balance sheets at December 31, 2007 and 2006.

Operating Leases

The Company leases equipment to customers under operating leases with terms generally under four years. The leases contain provisions for mutual renewal options.

Future minimum payments to be received under sales-type and operating leases are as follows (dollars in thousands):

Years Ending December 31,
2008	$5,294
2009	3,301
2010	857
2011	387
2012	—
Thereafter	—

$9,839

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

7.	Short-term Investments

The Company’s short-term investments are classified as available-for-sale and recorded at fair value. As of December 31, 2007 and 2006, amortized cost of the Company’s short-term investments equaled fair value. Accordingly, there were no unrealized gains and losses as of December 31, 2007 and 2006.

Proceeds from the sale of available-for-sale securities amounted to $184.1 million, $307.1 million and $230.0 million respectively, for the years ended December 31, 2007, 2006 and 2005. Gross realized gains and losses from the sale of available-for-sale securities were not material for the years ended December 31, 2007, 2006 and 2005.

The Company’s short-term investments consisted of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Municipal debt securities	$—	$10,400
U.S. government and agency debt securities	4,988	5,977
Corporate debt securities	—	23,001
Preferred equity securities	—	7,850

	$4,988	$47,228

At December 31, 2007, all of the Company’s U.S. government and agency debt securities mature within calendar year 2008.

8.	Inventories

Inventories consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Purchased parts	$8,676	$24,367
Work in progress	4,566	6,008
Finished goods	9,101	22,257

	$22,343	$52,632

During 2007, we have transferred approximately $12.7 million of inventory to our third-party manufacturing partner in connection with the outsourcing of manufacturing. Inventory was sold at the material value excluding capitalized overhead costs and no associated revenue was recorded relating to this transfer of inventory.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

9.	Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Land and improvements	$—	$4,743
Buildings	2,524	12,753
Computer equipment and software	24,955	23,956
Machinery and equipment	25,793	25,304
Equipment leased to customers	4,350	2,843
Furniture and fixtures	4,944	4,945
Leasehold improvements	3,809	3,118
Construction in process	3,832	375

	70,207	78,037
Less accumulated depreciation	(52,513)	(50,776)

	$17,694	$27,261

Depreciation expense from continuing operations, which includes depreciation for assets under capital lease, was $6.9 million, $6.3 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Accumulated depreciation for equipment leased to customers amounted to $2.8 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.

During June 2007, the Company completed the sale of its headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. The Company recorded a gain of $3.8 million on the sale in the second quarter of 2007. The net book value of the headquarters facilities was $11.8 million and was included in property, plant and equipment, net, at December 31, 2006. The gain of $3.8 million is included as a separate line within operating expenses in the Company’s consolidated statements of operations and is included in the corporate operating income relative to the segment and geographic information as disclosed in Note 20. As part of the sale, the Company entered into a lease agreement with the buyer for the continued use of the building space during a period of 15 months starting on May 16, 2007 through August 31, 2008. The agreement allows the Company the right to terminate the lease prior to the expiration of the above mentioned term, provided that a written notice is delivered to the lessor six months in advance of the cancellation date.

During September 2006, the Company completed the sale of its real property in Hong Kong for a purchase price of $5.2 million. The Company received deposits totaling $0.5 million on the sale in the second quarter of 2006 and the balance of $4.7 million in September 2006. The Company recorded a gain of $3.0 million on the sale in the third quarter of 2006. This amount has been included as a separate line within operating expenses.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

10.	Intangible Assets

Intangible assets consist of the following at December 31, 2007 and 2006 (dollars in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	2007	2006	2007	2006	2007	2006

Capitalized software	$6,159	$5,668	$(3,949)	$(3,088)	$2,210	$2,580
Customer relationships	2,830	400	(263)	(2)	2,567	398
Unpatented technology	2,300	2,300	(240)	(9)	2,060	2,291
Trademarks, trade names	2,220	—	(204)	—	2,016	—
Service know-how	1,330	—	(122)	—	1,208	—
Other	609	484	(168)	(20)	441	464

	$15,448	$8,852	$(4,946)	$(3,119)	$10,502	$5,733

Amortization of these intangibles is provided on straight-line method on their estimated useful lives:

Capitalized software	3 years
Customer relationships	10 years
Unpatented technology	10 years
Trademarks, trade names	10 years
Service know-how	10 years
Other	2-5 years

Amortization expense related to intangible assets used in continuing operations was $2.3 million, $1.6 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Based on the intangibles assets recorded at December 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $2.0 million for 2008, $1.6 million for 2009, $1.5 million for 2010, $1.0 million for 2011 and $0.9 million for 2012.

11.	Product Warranty

The following table reconciles the changes to the product warranty liability for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Balance at beginning of period	$2,636	$5,534
Warranty charges to normal operations	2,428	1,533
Warranty reversals related to the 2005 Business Review	(100)	(1,408)
Utilization of warranty liability	(3,210)	(3,023)

Balance at end of period	$1,754	$2,636

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Deferred revenue associated with the Company’s extended warranty programs was $1.9 million and $1.8 million at December 31, 2007 and 2006, respectively.

12.	Long-term Debt

Credit Facilities

On March 31, 2006, the Company entered into a line of credit agreement with a bank pursuant to which the Company had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and was set to expire on March 31, 2008, but was extended to March 31, 2009.

On January 15, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the Lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25 million, which replaces the Company’s prior credit facility discussed above. The Loan Agreement contains a provision that, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus 175 basis points; or (ii) the Bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011.

Availability of borrowings under the Loan Agreement from time to time is subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Company from, among other things, incurring certain types of indebtedness, making annual capital expenditures in excess of proscribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, any representation made by the Company that is incorrect in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Company, judgments in excess of $2.5 million in the aggregate being rendered against the Company, and the incurrence of certain ERISA liabilities in excess of $1.0 million in the aggregate.

In the event of a default by the Borrowers, the Agent may, at the direction of the Lenders, terminate the Lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the Lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the Lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Company under the Loan Agreement are secured by its inventory and accounts receivable of certain of the Company’s subsidiaries in the U.S. and the U.K. The remaining balance of the Company’s consolidated assets are unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt.. The Company’s obligations as guarantor under the Loan Agreement are unsecured.

Acquisition Financing

On February 13, 2008, in connection with the pending acquisition of TeT (see Note 3 to the consolidated financial statements), the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (the “Lender”) pursuant to a commitment letter dated December 20, 2007 between the Company

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

and the Lender. The Credit Agreement provides for a loan of up to $60 million to partially fund the acquisition at the time the transaction closes. The loan under the Credit Agreement will bear interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. All amounts outstanding under the Credit Agreement are due four years from the funding date. Upon funding of the loan under the Credit Agreement and the closing of the acquisition, the Lender will be granted a five-year warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The warrant will be issued at the time of funding and contains a cashless exercise provision.

In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Credit Agreement includes negative covenants that prohibit the Company from, among other things, incurring certain types of indebtedness, granting liens on assets, engaging in transactions with affiliates and disposing of certain assets. The Credit Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, any representation made by the Borrowers that is incorrect in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Company, judgments in excess of $3.0 million in the aggregate being rendered against the Company, and the incurrence of certain ERISA liabilities in excess of $5.0 million in the aggregate.

In the event of a default by the Company, Francisco Partners may declare the obligations under the Credit Agreement immediately due and payable and enforce any and all of its rights under the Credit Agreement and related documents.

13.	Share Based Plan Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for December 31, 2007 and 2006:

	2007	2006	2005

Costs of revenue	$111	$170	$—
Research and development	(104)	896	—
Selling, general and administrative	1,912	5,187	828

Total	$1,919	$6,253	$828

Share-based compensation expense included $0.2 million, $1.0 million and zero of payroll tax paid on behalf of employees that received stock awards during the years ended December 31, 2007, 2006 and 2005, respectively.

During 2007, the Company reversed $1.1 million and $0.5 million of previously recognized expense and accrual of payroll tax due to non-achievement of performance goals related to restricted stock awards, respectively.

As of December 31, 2007, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $1.7 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

Stock Options

At December 31, 2007, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

A summary of stock option activity within the Company’s share-based compensation plans and changes for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(In Thousands)

Outstanding at December 31, 2007	2,974,536	$7.33	6.31	$470

Vested and expected to vest at December 31, 2007	2,845,850	$7.36	6.19	$470

Exercisable at December 31, 2007	1,919,734	$7.71	4.91	$466

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.3 million, $3.9 million and $3.8 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	2007	2006	2005

Weighted average risk free interest rate	4.5%	4.8%	4.1%
Expected life of the options (in years)	5.41	5.48	5.77
Expected stock price volatility	56%	67%	75%
Expected dividend yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the years ended December 31, 2007, 2006 and 2005 was $5.24, $5.90 and $4.11, respectively.

The following table illustrates the effect on net loss and net loss per common share for the years ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to all

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R (amounts in thousands, except per share data and weighted average shares):

2005

Net loss, as reported	$(33,366)
Add stock-based employee compensation expense included in reported net loss	828
Deduct total stock-based employee compensation expense determined under fair value methods for awards	(2,837)
Add reversal of stock-based compensation expense for options forfeited prior to vesting	2,694

Pro forma net loss	$(32,681)

Net loss per share:
Basic and diluted, as reported	$(0.64)
Basic and diluted, pro forma	$(0.62)
Weighted average shares used in pro forma computation:
Basic and diluted	52,395,001

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense (reversal) related to all restricted stock awards outstanding in 2007, 2006, and 2005 was approximately $(0.5) million, $1.4 million and $0.8 million, respectively. As of December 31, 2007, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.2 million, which is expected to be recognized over a weighted-average period of one year. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

A summary of nonvested restricted stock activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
	Outstanding	per Share

Balance at December 31, 2004	116,936	5.43
Shares granted in 2005	464,000	6.20
Shares vested in 2005	(104,348)	4.78
Shares forfeited in 2005	(74,588)	6.04

Balance at December 31, 2005	402,000	6.38
Shares granted in 2006	92,432	8.40
Shares vested in 2006	(102,000)	6.36
Shares forfeited in 2006	(50,000)	6.42

Balance at December 31, 2006	342,432	6.92
Shares granted in 2007	93,334	5.76
Shares vested in 2007	(60,766)	6.14
Shares forfeited in 2007	(300,000)	6.89

Balance at December 31, 2007	75,000	$6.24

The total fair value of restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.4 million, $0.6 and $0.5 million, respectively.

Employee Stock Purchase Plan

Under SFAS 123R, the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense of $55,000, $78,000 and zero, respectively related to the Purchase Plan.

14.	Stockholders’ Equity

In 1997, the Company’s Board of Directors (the “Board”) adopted and the stockholders of the Company approved the Hypercom Corporation Long-Term Incentive Plan, which was amended in 2001 (the “1997 Plan”), to allocate a total of 6,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over two to five years) and expire after a period determined by the Board (generally ten years after the date of grant).

In 2000, the Board approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan, which was amended in 2002 (the “2000 Plan”), to allocate 7,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and restricted stock awards, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board (generally over two to five years), and expire after a period determined by the Board (generally ten years after the date of grant).

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

Stock Options

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	3,726,642	$8.07	4,321,744	$6.88	8,610,291	$6.75
Granted	649,070	5.29	1,083,500	9.54	1,041,500	6.08
Exercised	(201,024)	3.61	(1,060,942)	4.38	(1,811,639)	3.83
Cancellations	(1,200,152)	9.04	(617,660)	8.73	(3,518,408)	7.89

Ending balance outstanding	2,974,536	$7.33	3,726,642	$8.07	4,321,744	$6.88

Exercisable at end of year	1,919,734	$7.71	2,249,506	$7.77	3,227,802	$7.13

The following table summarizes additional information about the Company’s stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price

$ 2.46 - 3.50	238,800	3.14	$3.49	238,800	$3.49
$ 3.52 - 5.28	792,339	7.67	4.92	304,665	4.74
$ 5.41 - 6.25	385,570	7.31	6.05	252,570	6.13
$ 6.28 - 9.29	672,250	7.95	7.27	415,870	7.22
$ 9.31 - 9.38	170,000	2.55	9.37	170,000	9.37
$ 9.40 - 9.63	45,500	2.61	9.57	38,716	9.58
$10.38 - 14.44	670,077	4.81	11.68	499,113	12.03

	2,974,536			1,919,734

On January 15, 2008, the Company granted 1,000,000 stock options to certain employees with an exercise price of $4.01.

Stock Warrants

During July 2006, the Company issued 319,858 shares of common stock, par value $0.001 per share, upon the conversion of 319,858 Series D Warrants at an exercise price of $5.21 per share. Proceeds from the conversion amounted to $1.7 million.

Employee Stock Purchase Plan

In 1997, the Board adopted and the stockholders of the Company approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2007, 2006, and 2005 the Company sold 46,139, 58,642 and 61,382 shares to employees at weighted average prices of $4.47, $5.88 and $4.54, respectively.

Directors’ Stock Plan

In 1997, the Board adopted and the stockholders of the Company approved the Hypercom Corporation Nonemployee Directors’ Stock Option Plan, which was amended in 2002 and 2006 (the “Directors Plan”). The Directors Plan is administered by a committee appointed by the Board and provides for an initial grant to each Nonemployee Director of an option to purchase 15,000 shares of Common Stock; thereafter, each Nonemployee Director will receive an annual grant of an option to purchase 15,000 shares of Common Stock. The aggregate number of shares of Common Stock subject to the Directors Plan may not exceed 600,000, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Options granted under the Directors Plan are fully vested and become fully exercisable on the first anniversary of the date of grant and have a term of ten years. The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In general, options may be exercised by payment in cash or a cash equivalent, and/or previously acquired shares having a fair market value at the time of exercise equal to the total option exercise price.

Stock Repurchase

During August 2003, the Board authorized a stock repurchase program to allow the purchase of up to $10.0 million of our common stock. During November 2005, the Board authorized a stock repurchase program to purchase up to $20.0 million of the Company’s common stock. When treasury shares are issued, the Company uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of paid in capital. Any excess of reissue price over repurchase cost is treated as an increase to paid-in capital.

During 2006 and 2005, the Company purchased 1,346,628 and 1,525,409 shares of its common stock for $10.7 million and $9.2 million, respectively. There were no treasury stock repurchases during 2007. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. As of December 31, 2007, the Company had repurchased 2,932,037 shares of common stock at an average price per share of $6.86 under the share repurchase programs during 2003, 2005 and 2006. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2007 and 2006, there were no preferred shares outstanding.

15.	Brazilian Health Ministry Contract

The Company has been involved in a long-term contract with the Brazilian Health Ministry requiring substantial delivery of customized software and hardware. Revenue and a resulting margin under this contract were recorded based on the achievement of contract milestones approved by the Brazilian Health Ministry in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The margin for the entire contract was estimated to be 9%. Inherent in this margin was an expectation of

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

realizing all amounts owed under the terms of the original contract and recovering claims for additional contract revenue, due to changes in the scope of the contract and additional currency exchange variation adjustments. Scope changes involved expanding the overall design specifications requiring additional hours and administration costs. The currency adjustments represented the inflation of cost on imported equipment caused by currency movements. At the end of 2003, the Company formally presented a claim to the Brazilian Health Ministry detailing the amount and nature of the scope changes and currency variation impact. The Company did not recognize revenues above the original contract amount, and contract costs associated with the scope changes and currency adjustments amounting to $11.3 million were deferred in anticipation of recognizing contract revenue. Due to the lack of timely acknowledgement and acceptance of the pending claim, the Company recorded a charge to operations for the deferred costs during the year ended December 31, 2004.

Since 2004, the Company has actively pursued discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. The Company collected $4.6 million and $0.9 million in 2007 and 2006, respectively, related to this contract and the deferred costs previously charged to operations during 2004. These collections were recorded as services revenue during the years ended December 31, 2007 and 2006. There were no amounts collected from Brazil Health Ministry during 2005.

16.	Income Taxes

Income (loss) before income taxes consists of the following for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005

Income (loss) before income taxes and discountinued operations:
United States	$(15,760)	$(18,952)	$(14,645)
Foreign	7,663	25,035	(12,072)

	$(8,097)	$6,083	$(26,717)

The (provision) benefit for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the following (dollars in thousands):

	2007	2006	2005

Current:
State	$4	$(3)	$5
Federal	(8)	—	—
Foreign	(40)	(1,873)	(3,312)

	(44)	(1,876)	(3,307)
Deferred — Foreign	(434)	530	(219)

Total	$(478)	$(1,346)	$(3,526)

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

A reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Tax expense (benefit) at the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	0.0	0.0	0.0
Foreign taxes	27.5	(119.7)	(28.9)
Tax credits	0.0	0.0	3.0
Translation gain	0.0	19.7	2.6
Change in valuation allowance	(67.4)	85.0	(24.8)
Other	(1.0)	1.6	(0.1)

Effective tax rate	(5.9)%	21.6%	(13.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007	2006

Deferred tax assets (liabilities), current:
Inventory valuation and reserves	$2,761	$2,447
Compensation accruals	1,060	1,059
Allowance for doubtful accounts	886	37
Foreign, net	1,478	1,895
Other	—	15
Valuation allowance	(5,688)	(4,762)

Deferred tax assets, current	$497	$691

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards — United States	$29,401	$26,662
Tax loss carry forwards — Foreign	22,954	23,581
Intangibles	280	201
Property, plant and equipment	(667)	103
Foreign	179	(380)
Other	5,340	6,035
Valuation allowance	(58,107)	(56,582)

Net deferred tax liabilities, non-current	$(620)	$(380)

For the year ended December 31, 2007, the Company’s valuation allowance increased by $2.5 million, primarily related to a loss from operations in the U.S. The Company does not believe it is more likely than not that it will be able to realize the majority of its deferred tax assets through expected future taxable profits and has recorded a full valuation allowance for all U.S. Federal and State deferred tax assets and the majority all foreign deferred tax assets. The valuation allowance is subject to reversal in future years at such time the benefits are actually utilized or, the operating profits become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

At December 31, 2007, the Company has a gross deferred tax asset of $29.4 million associated with its U.S. Federal and State tax net operating loss carryforwards of $84.0 million. The U.S. Federal and State net operating loss carryforwards will begin to expire in 2019 through 2027 if not previously utilized. The Company’s ability to utilize its net operating losses may be restricted due to statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code).

As of December 31, 2007, the Company has a gross deferred tax asset of $23.0 million associated with foreign net operating loss carryforwards of $71.7 million. The foreign net operating loss carryforwards begin to expire in various periods if not previously utilized.

In June 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on non-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits at December 31, 2007 is $8.4 million of which $4.6 million would impact the Company’s effective tax rate were it to be recognized. The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in thousands):

2007

Gross unrecognized tax benefits at 1/1/07	$8,352
Decrease in tax positions for prior years	(624)
Increase in tax positions for current year	680

Gross unrecognized tax benefits at 12/31/07	$8,408

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at December 31, 2007. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

It is reasonably possible that the amount of unrecognized tax benefits for the Company will decrease within the next twelve months by $0.6 million relating to income tax exposure in various foreign jurisdictions. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.

17.	Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions to the 401(k) Plan in amounts at the discretion of management. The employer contribution was $0.1 million for the years ended December 31, 2007, 2006 and 2005.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

18.	Commitments and Contingencies

Lease Commitments

The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.

Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,

2008	$3,260
2009	2,917
2010	2,102
2011	1,572
2012	1,597
Thereafter	3,460

$14,908

Rental expense from continuing operations amounted to $4.2 million, $3.0 million and $2.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Litigation

The Company is currently a party to various legal proceedings, including those noted below. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse affect on the Company’s financial position, results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on the Company’s consolidated results of operations or financial position in the period in which the ruling occurs or in future periods.

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas, Beaumont Division, against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 (the ‘“862 Patent”) purportedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees.

The Company has filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent. One of the other defendants has filed a request for re-examination of the ’862 Patent by the U.S. Patent and Trademark Office (the “Patent Office”) and has filed a motion with the Court to stay proceedings in this case until the Patent Office has resolved the request for re-examination

Wool v. Hypercom Corporation, et al. (Superior Court of the State of Arizona, County of Maricopa, Civil Action No. CV2008-050575, filed on February 13, 2008). Mr. Wool filed this action, designated as a “class action complaint,” against the Company and the members of its Board on February 13, 2008. The complaint alleges that the Company and its directors breached fiduciary duties by not entering into negotiations with Ingenico SA, a

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

competitor of the Company, which had indicated an interest in acquiring the Company’s outstanding common stock for $6.25 per share. The Company believes the lawsuit is without merit and intends to contest it vigorously.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945, entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683, also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ’945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. This action has not been served on the Company, however the Company believes that the lawsuit is without merit and intends to contest it vigorously.

19.	Concentrations of Credit and Other Risks

Financial Instruments

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term investments.

The Company’s cash and cash equivalents and short-term investments are maintained with major, high-quality international banks and financial institutions. Generally, these securities are traded in a highly liquid market, may be redeemed upon demand and bear minimal risk. Management regularly monitors the composition and maturities of these investments and the Company has not experienced any material loss on its investments. Cash and cash equivalents at times may exceed the FDIC limits. The Company believes that no significant concentration of credit risk exists with respect to these cash investments.

The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among five to ten customers. The Company’s top five customers amounted to 21.3%, 25.9% and 31.6% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. These same five customers accounted for 26.9% and 21.4% of the Company’s net accounts receivable balance at December 31, 2007 and 2006, respectively. Sales to the Company’s largest customer totaled 5.3%, 10.8% and 12.1% of total revenues in 2007, 2006 and 2005, respectively.

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

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

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

The Company’s primary manufacturing operations are located in China. In addition to its Chinese manufacturing capacity, the Company outsources the manufacture of certain products to a contract manufacturer in Poland and Malaysia, and maintains a final assembly operation in Brazil. Foreign manufacturing is subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company maintained significant accounts receivable balances in the European and South American regions, comprising 46.8% and 61.9%, respectively, of the Company’s net accounts receivable balance at December 31, 2007 and 2006. These balances are subject to the economic risks inherent to those regions.

20.	Segment, Geographic, and Customer Information

Segment

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

During the first quarter of 2007, the Company added a President to the executive management team, initiated new organizational changes and made enhancements to the Company’s internal management reporting, including providing additional reports to the Board. As required in SFAS 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.

The Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS 131, consist of a group comprised of the Company’s Chief Executive Officer and Chief Accounting Officer. The CODM reviews the product and service revenues; gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs; direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation. Intersegment sales approximate market prices and are not significant. Reportable segment data follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net Revenue
Americas	$158,538	$145,575	$146,444
EMEA	81,383	67,476	58,560
Asia-Pacific	53,881	35,514	40,219

	$293,802	$248,565	$245,223

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

	Year Ended December 31,
	2007	2006	2005

Operating Income
Americas	$9,412	$26,825	$9,773
EMEA	15,032	10,671	612
Asia-Pacific	9,108	10,404	9,550
Shared cost centers	(43,771)	(44,733)	(47,007)

Total segment profit (loss)	$(10,219)	$3,167	$(27,072)
Interest income	3,954	4,758	2,679
Interest expense	(122)	(1,072)	(787)
Foreign currency loss	(1,685)	(699)	(1,297)
Other expense	(25)	(71)	(240)

Income (loss) before income taxes and discontinued operations	$(8,097)	$6,083	$(26,717)

	December 31,	December 31,
	2007	2006

Total Assets
Americas	$79,210	$68,578
EMEA	29,482	35,710
Asia-Pacific	55,004	60,031
Shared cost centers	86,548	72,397

	$250,244	$236,716

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

21.	Supplemental Cash Flow Information (in thousands)

	2007	2006	2005

Changes in operating assets and liabilities:
Accounts receivable	$(19,084)	$(3,641)	$8,201
Net investment in sales-type leases			—
Inventories	20,683	(16,748)	(15,057)
Income tax receivable	(1,354)		—
Prepaid expenses and other current assets	(4,959)	1,604	3,197
Other assets	(4,175)	(600)	(774)
Accounts payable	7,623	4,638	(8,294)
Accrued payroll and related expenses	3,466	(3,653)	51
Accrued sales and other tax	(759)	(2,101)	1,843
Accrued liabilities	2,465	(1,929)	(2,632)
Deferred revenue	3,287	(669)	52
Income taxes payable	(1,903)	608	(1,708)
Other liabilities	(481)	(3,976)	3,271

Net decrease in operating assets and liabilities	$4,809	$(26,467)	$(11,850)

Cash paid during the year by continuing operations:
Interest	$(74)	$(575)	$(786)

Income taxes	$2,128	$(1,823)	$(4,298)

Noncash investing activities:
Changes in accounts payable related to the purchase of property, plant and equipment	$70	$116	$166

Discontinued Operations

Year 2007.  The net cash provided by operating activities for the year ended December 31, 2007 relates to the U.K. Lease Business and is primarily due to reimbursements of previously paid commissions paid to the Company in the first quarter of 2007 for those leases not reaching full lease term.

Year 2006.  The net cash provided by operating and investment activities for the year ended December 31, 2006 relates to the U.K. Lease Business and is primarily due to $3.9 million of net cash earnings from the leasing operations and $12.1 million of proceeds from the sale of the business on May 31, 2006.

Year 2005.  The net cash provided by operating activities for the year ended December 31, 2005 of $11.4 million relates to the U.K. Lease Business and is primarily due to $7.4 million of net cash earnings from leasing operations and a $4.0 million decrease in other operating assets as the lease portfolio matures.

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

22.	Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2007 and 2006. In management’s opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (dollars in thousands, except per share data).

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (A)	Quarter	Quarter	Year

2007:
Net revenue	$64,827	$67,477	$70,818	$90,680	$293,802
Gross profit	$20,728	$8,714	$21,231	$24,775	$75,448
Income (loss) before discontinued operations	$(3,215)	$(5,704)	$391	$(47)	$(8,575)
Income (loss) from discontinued operations	690	(39)	138	309	1,098

Net income (loss)	$(2,525)	$(5,743)	$529	$262	$(7,477)

Basic income (loss) per share:
Continuing operations	$(0.06)	$(0.11)	$0.01	$—	$(0.16)
Discontinued operations	0.01	—	—	—	0.02

Net income (loss)	$(0.05)	$(0.11)	$0.01	$—	$(0.14)

Diluted income (loss) per share:
Continuing operations	$(0.06)	$(0.11)	$0.01	$—	$(0.16)
Discontinued operations	0.01	—	—	—	0.02

Net income (loss)	$(0.05)	$(0.11)	$0.01	$—	$(0.14)

HYPERCOM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (B)	Quarter	Quarter (C)	Year (D)

2006:
Net revenue	$60,969	$66,144	$56,669	$64,783	$248,565
Gross profit	$23,519	$27,394	$18,922	$19,190	$89,025
Income (loss) before discontinued operations	$2,789	$4,210	$473	$(2,735)	$4,737
Income (loss) from discontinued operations	349	2,018	(127)	(7)	2,233

Net income (loss)	$3,138	$6,228	$346	$(2,742)	$6,970

Basic income (loss) per share:
Continuing operations	$0.05	$0.08	$0.01	$(0.05)	$0.09
Discontinued operations	0.01	0.04	0.01	—	0.04

Net income (loss)	$0.06	$0.12	$0.01	$(0.05)	$0.13

Diluted income (loss) per share:
Continuing operations	$0.05	$0.08	$0.01	$(0.05)	$0.09
Discontinued operations	0.01	0.03	0.01	—	0.04

Net income (loss)	$0.06	$0.11	$0.02	$(0.05)	$0.13

(A)	In June 2007, the Company completed the sale of its headquarters facilities, located in Phoenix, Arizona, for a sale price of $16.3 million resulting in a gain of $3.8 million. See Note 9 to the consolidated financial statements. During the second quarter of 2007, the Company initiated a reconfiguration of the Company’s global sales and marketing organizations and incurred in charges of $2.9 million during the year. During the second quarter of 2007, the Company increased inventory reserves by $6.1 million primary related to non-PCI compliant products and components.

(B)	During the 2006 second quarter, the Company had a $1.6 million gain on the sale of its U.K. Lease Business, which was disposed of effective May 31, 2006.

(C)	During the 2006 fourth quarter, the Company acquired TPI and incurred in a one-time charge of $1.0 million for the acquired in-process research and development.

(D)	Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the fiscal year amount

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charges to
		Costs and
	Balance at	Expense in	Charges to
	Beginning of	Continuing	Other	Deductions	Balance at
	Period	Operations	Accounts	(A)	End of Period
	(Dollars in thousands)

Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,934	$2,115	$—	$(15)	$4,034
Year Ended December 31, 2006:
Allowance for doubtful accounts	$3,266	$826	$—	$(2,158)	$1,934
Year Ended December 31, 2005:
Allowance for doubtful accounts	$2,390	$2,046	$—	$(1,170)	$3,266

(A)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit and Method of Filing

3.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
3.2	—	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K dated October 31, 2006)
4.1	—	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461))
10.1	—	Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440))***
10.2	—	Amended and Restated Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)***
10.3	—	Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181))***
10.4	—	Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97179))***
10.5	—	Amendment to the Hypercom Corporation Nonemployee Directors’ Stock Option Plan (Incorporated by reference to Appendix I of the Company’s Proxy Statement on Schedule 14A filed on April 17, 2006)***
10.6	—	Factory Premises and Quarters Lease Agreement between Hypercom Electronic Manufacturing (Shenzhen) Co., Ltd. And Xin He Economic Development Company, Fu Yong Town, Boa An District, Shenzhen City, dated September 1, 2004 (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.7	—	Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated February 3, 2005)
10.8	—	First Amendment dated February 15, 2005, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.9	—	Second Amendment dated March 15, 2006, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.12 to Hypercom Corporation’s Annual Report on Form 10-K dated March 16, 2006)
10.10	—	Business Sale Agreement dated June 27, 2006, by and among Hypercom Corporation, Hypercom EMEA Ltd., Forrester UK Holdings, LLC and Northern Leasing Systems, Inc. (incorporated by reference to Exhibit 2.1 to Hypercom Corporation’s Current Report on Form 8-K dated June 27, 2006)
10.11	—	Employment Agreement, effective January 16, 2007, between Philippe Tartavull and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated January 17, 2007)***
10.12	—	Separation Agreement and General Release, dated July 11, 2007, by and between Hypercom Corporation and William Keiper (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)***
10.13	—	Consulting Agreement, dated July 11, 2007, by and between Hypercom Corporation and William Keiper (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)***
10.14	—	Amendment to Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)***

Exhibit
Number		Description of Exhibit and Method of Filing

10.15	—	Amended and Restated Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Thomas Liguori (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)***
10.16	—	Separation Agreement, dated July 31, 2007, by and between Hypercom Corporation and Neil P. Hudd (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on August 6, 2007)***
10.17	—	Consulting Agreement, dated October 1, 2007, by and between Hypercom Corporation and Neil P. Hudd (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on August 6, 2007)***
10.18	—	Severance Agreement, dated August 8, 2007, by and between Hypercom Corporation and O.B. Rawls IV (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on August 10, 2007)***
10.19	—	Consulting Agreement, dated August 13, 2007, by and between Hypercom Corporation and O.B. Rawls IV (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on August 10, 2007)***
10.20	—	Contract Manufacturing Agreement, dated as of December 7, 2007, between Hypercom Manufacturing Resources, Inc. and Venture Corporation (Singapore) LTD*†
10.21	—	Binding offer letter, dated December 20, 2007, from Hypercom Corporation to Thales SA (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on December 20, 2007)
10.22	—	Exclusivity letter agreement, dated December 20, 2007, by and between Thales SA and Hypercom Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on December 20, 2007)
10.23	—	Commitment letter agreement, dated December 20, 2007, by and between Francisco Partners II, L.P. and Hypercom Corporation (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on December 20, 2007)
10.24	—	Amendment to Employment Agreement, dated December 20, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed on December 20, 2007)***
10.25	—	Employment Agreement, dated December 26, 2007, by and between Norman Stout and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on December 31, 2007)***
10.26	—	Loan and Security Agreement, dated as of January 15, 2008, among Hypercom U.S.A., Inc. and Hypercom Manufacturing Resources, Inc., as Borrowers, Certain Financial Institutions, as Lenders, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K/A filed on January 22, 2008)
10.27	—	Share Purchase Agreement, dated as of February 13, 2008, by and among Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)
10.28	—	Indemnification Agreement, dated as of February 13, 2008, by and between Francisco Partners II, L.P. and Hypercom Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)
10.29	—	Credit Agreement, dated as of February 13, 2008, by and between Hypercom Corporation and Francisco Partners II, L.P. (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)
10.30	—	Separation Agreement and General Release, dated as of February 22, 2008, by and between Hypercom Corporation and Thomas Liguori (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 25, 2008)***
21.1	—	List of Subsidiaries*
23.1	—	Consent of Independent Registered Public Accounting Firm*

Exhibit
Number		Description of Exhibit and Method of Filing

24.1	—	Powers of Attorney*
31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	—	Certification of Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	—	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

***	Management or compensatory plan or agreement.

†	Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.