Form 10-Q
period 2008-03-31
HYPERCOM CORP
filed 2008-05-12
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2008

Common Stock, $.001 par value per share	53,393,279 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
Amounts in thousands, except share data	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$95,095	$76,925
Short-term investments	3,620	4,988
Accounts receivable, net of allowance for doubtful accounts of $2,940 and $4,034, respectively	56,064	71,341
Inventories	28,828	22,343
Prepaid expenses and other current assets	14,375	15,251
Deferred income taxes	507	497

Total current assets	198,489	191,345
Property, plant and equipment, net	17,866	17,694
Intangible assets, net	9,902	10,502
Goodwill	12,195	10,224
Deferred acquisition costs	13,651	12,529
Other long-term assets	8,024	7,950

Total assets	$260,127	$250,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,999	$30,448
Accrued payroll and related expenses	8,248	9,889
Accrued sales and other taxes	7,428	7,427
Product warranty liabilities	1,704	1,754
Accrued other liabilities	16,165	16,154
Deferred revenue	5,697	5,497
Income taxes payable	476	519

Total current liabilities	78,717	71,688
Deferred tax liabilities	2,222	620
Other liabilities	3,599	3,437

Total liabilities	84,538	75,745

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,393,279 and 53,167,702 shares outstanding, respectively	57	56
Additional paid-in capital	252,455	251,034
Accumulated deficit	(54,174)	(53,842)
Treasury stock, 3,162,248 shares (at cost) at March 31, 2008 and December 31, 2007	(22,749)	(22,749)

Total stockholders’ equity	175,589	174,499

Total liabilities and stockholders’ equity	$260,127	$250,244

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Amounts in thousands, except share and per share data)
Net revenue:
Products	$49,584	$48,168
Services	22,112	16,659

Total net revenue	71,696	64,827

Costs of revenue:
Products	33,054	29,746
Services	18,878	14,353

Total costs of revenue	51,932	44,099

Gross profit	19,764	20,728

Operating expenses:
Research and development	6,112	7,329
Selling, general and administrative	15,717	16,172

Total operating expenses	21,829	23,501

Loss from continuing operations	(2,065)	(2,773)
Interest income	797	884
Interest expense	—	(45)
Foreign currency (gain) loss	49	(618)
Other expense	79	4

Loss before income taxes and discontinued operations	(1,140)	(2,548)
Income tax benefit (provision)	663	(667)

Loss before discontinued operations	(477)	(3,215)
Income from discontinued operations	145	690

Net loss	$(332)	$(2,525)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.01)	$(0.06)
Income from discontinued operations	—	0.01

Basic and diluted loss per share	$(0.01)	$(0.05)

Basic and diluted weighted average common shares	53,224,574	53,181,716

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Cash flows from continuing operations:
Net loss from continuing operations	$(477)	$(3,215)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,564	2,061
Amortization of discounts on short-term investments	(38)	(273)
Provision (reversal) for doubtful accounts	(1,143)	413
Provision for excess and obsolete inventory	665	518
Provision for warranty and other product charges	495	296
Deferred income tax benefit (provision)	1,592	(16)
Non-cash share-based compensation	918	1,738
Foreign currency gains	(165)	(350)
Non-cash write-off of intangibles and other assets	42	2
Changes in operating assets and liabilities, net	14,664	(4,098)

Net cash provided by (used in) operating activities	19,117	(2,924)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,265)	(1,888)
Cash paid for acquisitions including acquisition costs deferred, net of cash acquired	(2,073)	(12,707)
Software development costs capitalized	(29)	(360)
Purchase of short-term investments	(14,969)	(43,473)
Proceeds from the sale or maturity of short-term investments	16,376	53,635

Net cash used in investing activities	(1,960)	(4,793)

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(1)	(3)
Debt issuance cost	(125)	—
Proceeds from issuance of common stock	566	104

Net cash provided by financing activities	440	101

Effect of exchange rate changes on cash	573	49

Net increase (decrease) in cash flows from continuing operations	18,170	(7,567)
Cash and cash equivalents, beginning of period	76,925	34,190

Cash and cash equivalents, end of period	$95,095	$26,623

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
     These accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
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
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for us on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective January 1, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial statements. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective

January 1, 2009 pursuant to the requirements of FSP 157-2, and are in the process of determining the related impact on our consolidated financial statements.
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
2. Business Combination
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
     The amount paid for ACG in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an estimate of the fair value. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years. The amount of the purchase price in excess of assets acquired of approximately $8.4 million was considered goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. None of the goodwill is expected to be deductible for tax purposes.
TPI Software
     On December 14, 2006, the Company acquired the technology and assets of TPI Software, LLC (“TPI”), a provider of personal computer and enterprise server-based credit/debit/gift card, EBT, automated clearing house and electronic check processing software. The purchase price was $8.5 million in cash, of which $0.5 million is being held by a third party escrow company pending the resolution of certain contingencies related to the validity and accuracy of the representations and warranties by the selling principals over a stated period of time and the achievement of software development goals related to the creation of a new wireless gateway using the core technology acquired by the Company. Approximately $0.2 million of the purchase price has been recorded as payment of compensation in advance, and is being amortized into operating expenses over the contingency period.
     The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, and accordingly, the results of TPI’s operations are included in the Company’s consolidated results from the date of the acquisition. The acquisition was not considered significant under the rules and regulations of the SEC (Rule 3-05 of Regulation S-X). Pro forma financial information is not presented since the historical operating results of TPI were not significant when compared to those of the Company. The amount paid in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an estimate of the fair value. An allocation of $1.0 million of the purchase price was assigned to in-process research and development and was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2, Business Combinations Accounted for by the Purchase Method.”
     Approximately $3.2 million of the purchase price was allocated to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of two to ten years.
     Initially, an allocation of approximately $2.7 million of the purchase price was made to goodwill in accordance with SFAS 142. Upon the resolution of certain contingencies in 2007 and 2008, $1.1 million was allocated to goodwill, $0.9 million previously held by a third party escrow company was paid to the selling principals and $0.2 million will be paid during 2008. TPI was in its early stages of operation and did not have the Company’s capabilities in marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired. The Company expects to be able to utilize the acquired technologies in its other products separate from those acquired from TPI. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. Goodwill is expected to be deductible for tax purposes.
Thales e-Transactions
     On December 20, 2007, the Company announced that it had delivered a binding offer (the “Offer”) to Thales SA (“Thales”) to acquire all of the shares of Thales’ four e-Transactions entities (collectively, “TeT”) — Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España — each of which is a direct or indirect wholly-owned subsidiary of Thales. On February 13, 2008, the Company announced that it had entered into a definitive Share Purchase Agreement (the “Purchase Agreement”) for the acquisition of the shares of TeT.
     Subsequent to the end of the quarter, the Company completed the acquisition of TeT for approximately $143.6 million in cash, which included a base purchase price of $120.0 million and approximately $15.6 million and $8.0 million, respectively, of cash and working capital adjustments. To fund the acquisition, the Company borrowed $60.0 million in term debt (see Note 5 for additional information). The purchase price allocation for this acquisition has not yet been completed. The Company may also be required to pay Thales a potential contingent payment (or “earn out”) of an additional $30 million based upon the combined companies’ performance in 2008.
3. Restructuring and Other Charges
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
• Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden. The consolidation of these global development activities is complete;
• Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which was completed in 2007; and
• Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and is expected to continue during 2008.
     The following table summarizes these charges and activities during 2008 (dollars in thousands):

		Transition to Contract
	Severance	Manufacturing	Total
Balance accrued at December 31, 2007	$1,100	$—	$1,100
2008 charges	181	494	675
Foreign currency translation	27		27
Amounts utilized	(607)	(494)	(1,101)

Balance accrued at March 31, 2008	$701	$—	$701

     The 2008 charge of $0.7 million of costs incurred was recorded in costs of revenue. The Company expects the remaining amounts accrued to be paid in 2008. We also expect to incur an additional $0.7 million of costs to be expensed in the second quarter of 2008 in connection with these activities.
     In addition, the Company also incurred $0.6 million of severance costs in 2006 related to the shut-down of its Sweden facility. As of March 31, 2008, $0.1 million remained of this accrual.
     The following table summarizes these charges and activities during the year to date 2008 by segment unit (dollars in thousands):

		Costs
	Balance at	(Reversals)	Foreign	Amounts
	December 31,	Incurred	Currency	Utilized during	Balance at
	2007	During 2008	Translation	2008	March 31, 2008
Americas	$24	$411	$—	$(324)	$111

EMEA	337	186	27	(298)	$252

Asia Pacific	—	78	—	(57)	$21

Shared cost centers	739	—	—	(422)	$317

Total charges	$1,100	$675	$27	$(1,101)	$701

2005 Business Review
     In March 2005, a change in senior management was made at the Company. New management completed a comprehensive review of the Company’s financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships during 2005 (the “2005 Business Review”).
     The following table sets forth the activity during the three months ended March 31, 2008 and 2007 for the restructuring reserves recorded in 2005 in conjunction with the 2005 Business Review (dollars in thousands):

	Warranty	Idle Facility
	Charges	Lease	Total
Balance at December 31, 2007	$294	$—	$294
Amounts utilized	(66)	—	$(66)
Amounts reversed	—	—	$—

Balance at March 31, 2008	$228	$—	$228	(a)

(a)	These accrued liability balances are recorded as current product warranty liabilities as these amounts are expected to be paid during 2008.
     The following table summarizes these charges and activities during the first quarter of 2008 by segment unit (dollars in thousands):

Amounts
	Balance at	Utilized /	Balance
	December 31,	Reversed	Remaining at
	2007	during 2008	March 31, 2008
Americas	$—	$—	$—

EMEA	—	—	—

Asia Pacific	294	(66)	228

Shared cost centers	—	—	—

Total charges	$294	$(66)	$228

4. Inventories
     Inventories consist of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Purchased parts	$3,767	$8,676
Work in progress	5,346	4,566
Finished goods	19,715	9,101

	$28,828	$22,343

     During 2007, we transferred approximately $12.7 million of inventory to our third-party manufacturing partner in connection with the outsourcing of manufacturing. Inventory was sold at the material value excluding capitalized overhead costs and no associated revenue was recorded relating to this transfer of inventory.
5. Long-term Debt
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
     On January 15, 2008, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the Lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25 million, which replaces the Company’s prior credit facility discussed above. The Loan Agreement contains a provision that, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus 175 basis points, or (ii) the Bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011.
     Availability of borrowings under the Loan Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

     In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Company from, among other things, incurring certain types of indebtedness (excluding indebtedness secured by certain assets of the Company and its subsidiaries in an aggregate amount not to exceed $50.0 million for working capital purposes), making annual capital expenditures in excess of proscribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, any representation made by the Company that is incorrect in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Company, judgments in excess of $2.5 million in the aggregate being rendered against the Company, and the incurrence of certain ERISA liabilities in excess of $1.0 million in the aggregate.
     In the event of a default by the Borrowers, the Agent may, at the direction of the Lenders, terminate the Lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the Lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the Lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Company under the Loan Agreement are secured by its inventory and accounts receivable of certain of the Company’s subsidiaries in the U.S. and the U.K. The remaining balance of the Company’s consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, are unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company’s guarantee obligations as guarantor under the Loan Agreement are unsecured.
Acquisition Financing
     On February 13, 2008, in connection with the acquisition of TeT (see Note 2 for additional information), the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”) pursuant to a commitment letter dated December 20, 2007 between the Company and FP II. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded subsequent to the end of the quarter by an affiliate of FP II, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, the Lender was granted a five-year warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The warrant contains a cashless exercise provision.
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
     In the event of a default by the Company, the Lender may declare the obligations under the Credit Agreement immediately due and payable and enforce any and all of its rights under the Credit Agreement and related documents.
6. Share Based Plan Compensation
     The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Costs (reversal) of revenue	$(36)	$50
Research and development	75	151
Selling, general and administrative	879	1,537

Total	$918	$1,738

     Share-based compensation expense included $0.1 million and $0.2 million of payroll tax paid on behalf of employees that received stock awards during the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $2.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 year.
Stock Options
     At March 31, 2008, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.
     A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at March 31, 2008	3,643,951	$6.23	7.51	$559,047

Vested and expected to vest at March 31, 2008	3,432,682	$6.30	7.40	$510,443

Exercisable at March 31, 2008	1,912,234	$7.33	5.81	$160,647

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0.2 million and $0.1 million, respectively.
     The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended March 31
	2008	2007
Weighted average risk free interest rate	2.8%	4.5%
Expected life of the options (in years)	4.28	5.47
Expected stock price volatility	48%	64%
Expected dividend yield	—	—
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the three months ended March 31, 2008 and 2007 was $4.01 and $3.45, respectively.

Restricted Stock Awards
     The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense (reversal) related to all restricted stock awards outstanding at March 31, 2008 and 2007 was approximately $0.1 million and $0.4 million, respectively. As of March 31, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.2 million, which is expected to be recognized over a weighted-average period approximately one year. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.
     A summary of nonvested restricted stock activity for the three months ended March 31, 2008 is as follows:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
	Outstanding	per Share
Balance at December 31, 2007	75,000	$6.24
Shares granted in 2008	75,000	3.99
Shares vested in 2008	(100,000)	5.21

Balance at March 31, 2008	50,000	$4.94

     The total fair value of restricted shares vested during the months ended March 31, 2008 and 2007 $0.5 million and $0.2, respectively.
Employee Stock Purchase Plan
     Under SFAS 123R, the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the months ended March 31, 2008 and 2007, the Company recorded compensation expense of $11,600 and $14,870, respectively related to the Purchase Plan.
7. Earnings per Share
     Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,224,574	53,181,716
Dilutive effect of stock options and warrants	—	—

Shares used in diluted income per share calculation	53,224,574	53,181,716

Options that could potentially dilute income per share in the future that were not included in the computation of diluted income per share (a)	3,643,490	3,664,235

(a)	These options and warrants were not included in the computation of diluted income (loss) per share because they were not dilutive.
     As discussed in Note 5, upon the closing of the TeT acquisition on April 1, 2008, the Lender was granted a five-year warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. These warrants could potentially dilute income per share in the future.
8. Income Taxes
     Income tax expense (benefit) before discontinued operations for federal, state and foreign taxes was $(0.7) million and $0.7 million for the three month periods ended March 31, 2008 and 2007, respectively. The Company’s consolidated effective tax rates for the three month periods ended March 31, 2008 and 2007 were (58.1%) and 26.2%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three month period ended March 31, 2008 and 2007 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of March 31, 2008. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits at March 31, 2008 is $7.8 million of which $4.0 million would impact the Company’s effective tax rate were it to be recognized.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at March 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

9. Commitments and Contingencies
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
     SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Beaumont Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 (the “’862 Patent”) allegedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company has filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office has completed its re-examination of the ‘862 Patent.
     Wool v. Hypercom, et al. (Maricopa County, Arizona, Superior Court, Case No. CV 2008-050575, filed on February 15, 2008). Mr. Wool commenced this action, designated as a “class action complaint”, against the Company and the members of its Board of Directors on February 15, 2008. The complaint alleged that the Company and its directors breached fiduciary duties by not entering into negotiations with Ingenico SA, a competitor of the Company, which had indicated an interest in acquiring the Company’s outstanding common stock for $6.25 per share. On April 4, 2008, the Court granted the Company’s motion and dismissed the plaintiff’s complaint.
     CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945, entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683, also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ‘945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company believes that the lawsuit is without merit and intends to contest it vigorously.
10. Segment and Geographic Information
     During the first quarter of 2007, the Company began to report information pertaining to three business segments as follows: (i) Americas, (ii) EMEA, and (iii) Asia-Pacific. While the Company has historically operated globally, in the past the reporting of its global operations did not meet all the criteria as set forth in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”).
     During the first quarter of 2007, the Company added a President to the executive management team, initiated new organizational changes and made enhancements to the Company’s internal management reporting, including providing additional reports to the Board. As required in SFAS 131, unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.
     The Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS 131, consists of a group comprised of the Company’s Chief Executive Officer and Interim Chief Financial Officer. The CODM reviews the product and service revenues; gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs; direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation. Intersegment sales approximate market prices and are not significant. Reportable segment data follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net Revenue
Americas	$42,202	$34,269
EMEA	17,134	18,941
Asia Pacific	12,360	11,617
Shared cost centers	—	—

	$71,696	$64,827

	Three Months Ended March 31,
	2008	2007
Operating Income
Americas	$5,450	$3,323
EMEA	2,582	5,142
Asia Pacific	1,763	2,510
Shared cost centers	(11,860)	(13,748)

Total segment profit (loss)	$(2,065)	$(2,773)

Interest income	797	884
Interest expense	—	(45)
Foreign currency loss	49	(618)
Other expense	79	4

Income (loss) before income taxes and discontinued operations	$(1,140)	$(2,548)

	March 31,	December 31,
	2008	2007
Total Assets
Americas	$70,172	$79,210
EMEA	29,453	29,482
Asia Pacific	58,228	55,004
Shared cost centers	102,274	86,548

	$260,127	$250,244

11. Product Warranty
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

     The following table reconciles the changes to the product warranty liability for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$1,754	$2,636
Warranty charges from normal operations	495	296
Warranty reversals related to the 2005 Business Review	—	(100)
Utilization of warranty liability	(545)	(346)

Balance at end of period	$1,704	$2,486

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
     Deferred revenue associated with the Company’s extended warranty programs was $2.0 million and $1.9 million at March 31, 2008 and December 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the gradual recovery of our multi-lane revenues following our transition to an indirect sales model for our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; the timing and success of integration activities related to the recent acquisition of the Thales e-Transactions business line (“TeT”), and the expected results and benefits of such transaction; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the SEC, specifically our most recent Annual Report on Form 10-K, as well as our subsequent reports on Forms 10-Q and 8-K, as may be amended from time to time, which identify important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.
Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	with regard to our recent acquisition and ongoing integration of TeT: (i) the inability to assimilate the technologies, operations and personnel of TeT; (ii) the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources; (iii) the loss of customers; (iv) the possibility of our entering markets in which we have limited prior experience; (v) the loss of key employees of TeT; and (vi) the inability to obtain the desired strategic and financial benefits from the acquisition;

•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	risks associated with our dependence on single-source suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	our expected transition to a contract manufacturing model;

•	risks associated with transferring our data and systems to our new headquarters facility;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	country-specific changing economic or political environment;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate technologies or businesses we may acquire in the future;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of March 31, 2008 there have been no material changes to any of the critical accounting policies contained therein.

2008 Overview
Operations. Hypercom Corporation is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic payment products and software, as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.
Net revenue for the three months ended March 31, 2008 was $71.7 million, a $6.9 million or 10.6% increase over net revenue of $64.8 million for the three months ended March 31, 2007. This increase was comprised of an increase of 2.9% in products revenue and an increase 32.7% in services revenue. The primary increase in our services revenue is due to our acquisition of ACG during the first quarter of 2007 and increases in Brazil.
Products gross margin was 33.3% for the three months ended March 31, 2008, compared to 38.2% for the three months ended March 31, 2007. This decline in product gross profit is principally the result of product mix/pricing changes offset by sales volume increases.
During the first quarter of 2008, we incurred a net loss which was principally due to the expense related to restructuring activities to reconfigure our global sales and marketing organizations, the outsourcing of manufacturing and consolidation of software, repairs and maintenance functions globally as announced in 2007 as well as acquisition and integration expenses incurred related to our acquisition of TeT which was completed on April 1, 2008. These activities continue to be major risks affecting our company going forward.
2007 Restructuring. During the second quarter of 2007, we initiated a reconfiguration of our global sales and marketing organizations. In addition, we announced our intention to outsource our manufacturing and consolidate our software, repair and maintenance functions globally. Pursuant to this restructuring plan, we have undertaken the following initiatives:
• Outsourcing our manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing presently performed in Shenzhen, China and in Atibaia, Brazil. Transitioning of our entire manufacturing operations in Shenzhen, China to third-party manufacturing partner locations began in 2007 and is expected to be completed in 2008;
• Shutdown of manufacturing operations in Atibaia, Brazil in accordance with our plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;
• Consolidating global software development activities to Singapore, Latvia, and India, reducing similar activities now performed in the U.S. and Sweden. The reduction in Sweden started in the second half of 2006. The consolidation of these global development activities is complete;
• Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which has been completed; and
• Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and is expected to be completed in 2008.
As a result of these actions, we incurred charges of $0.7 million during the three months ended March 31, 2008 of which $0.4 million of cost is in the Americas segment, $0.1 million in the Asia-Pacific segment, $0.2 million in the EMEA segment. We expect additional costs associated with the outsourcing of our manufacturing activities that will take place during the second quarter of 2008 and possibly into the third quarter of 2008 to approximate $1.0 million. The estimated costs are based on planned activities and circumstances known by us as of the filing of this Quarterly Report on Form 10-Q. However, due to the inherent risk of the activities being undertaken, we cannot provide assurance that these estimated additional costs will not exceed $1.0 million.
Acquisition of Thales e-Transactions. On April 1, 2008, we completed our acquisition of TeT for approximately $143.6 million in cash, which included a base purchase price of $120.0 million and approximately $15.6 million and $8.0 million, respectively, of cash and working capital adjustments. The TeT business line is a leading provider of secure card payment solutions in some of Europe’s largest markets, including France, Germany, Spain and the United Kingdom. With the acquisition, Hypercom became the second largest provider of electronic payment solutions and services in Western Europe, solidifying our position as the third largest provider globally, and expanded our team of industry experts that will lead our company going forward.

In addition to these areas of risk, we intend to continue our focus on initiatives to drive profitability and expand the business to achieve added scale. Key initiatives include completion of the integration of TeT, market share growth in strategically targeted geographies and improving gross margins with cost reductions and value added selling. Due to the inherent risk of the activities being undertaken, we cannot provide assurance that this will be achieved, however we have a well-experienced senior management team is in place globally to specifically address and manage these key initiatives, and efforts are ongoing to recruit additional managers as part of our restructuring, as well as retaining seasoned management from Thales as part of the TeT acquisition. We will continue to leverage our existing cost structure on anticipated higher revenues in 2008. We will continue to see competitive pressures on a global basis as we and our major competitors try to expand our respective market share. These pressures will generally serve to decrease average selling prices for certain products within certain geographies. We will continue to manage our balance sheet and leverage our working capital in instances where it can help meet the objectives of our key initiatives for the remainder of 2008.

Results of Operations

	Three Months Ended March 31,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2008	Revenue	2007	Revenue	Change
Net revenue:
Product and other	$49,584	69.2%	$48,168	74.3%	$1,416
Services	22,112	30.8%	16,659	25.7%	5,453

Total net revenue	71,696	100.0%	64,827	100.0%	6,869

Costs of revenue:
Product and other	33,054	66.7%	29,746	61.8%	3,308
Services	18,878	85.4%	14,353	86.2%	4,525

Total costs of revenue	51,932	72.4%	44,099	68.0%	7,833

Gross profit:
Product and other	16,530	33.3%	18,422	38.2%	(1,892)
Services	3,234	14.6%	2,306	13.8%	928

Total gross profit	19,764	27.6%	20,728	32.0%	(964)

Operating expenses:
Research and development	6,112	8.5%	7,329	11.3%	(1,217)
Selling, general and administrative	15,717	21.9%	16,172	25.0%	(455)

Total operating expenses	21,829	30.4%	23,501	36.3%	(1,672)

Income (loss) from continuing operations	(2,065)	(2.9)%	(2,773)	(4.3)%	708
Non-operating income	925	1.3%	225	0.3%	700

Income (loss) before income taxes and discontinued operations	(1,140)	(1.6)%	(2,548)	(4.0)%	1,408
Benefit (provision) for income taxes	663	0.9%	(667)	(1.0)%	1330

	Three Months Ended March 31,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2008	Revenue	2007	Revenue	Change
Income (loss) before discontinued operations	(477)	(0.7)%	(3,215)	(5.0)%	2,738
Income from discontinued operations	145	0.2%	690	1.1%	(545)

Net income (loss)	$(332)	(0.5)%	$(2,525)	(3.9)%	$2,193

Diluted income (loss) per share	$(0.01)		$(0.05)		$0.04

Net Revenue
Net revenue for the three months ended March 31, 2008 was $71.7 million, a $6.9 million or 10.6% increase over net revenue of $64.8 million for the three months ended March 31, 2007. This increase was comprised of an increase of $1.4 million or 2.9% in products revenue and an increase of $5.5 million or 32.7% in services revenue.
Products revenue increased principally from gains in countertop products of $7.7 million, or 92%, and multi-lane product sales of $2.5 million or 204%, all in North America due to stronger demand from our higher volume customer base and a stronger sales pipeline of multi-lane entering into 2008. Offsetting these gains were declines in countertop products in Brazil of $3.3 million due to the shut down of local manufacturing in September 2007 and declines in mobile products of $3.1 million due to pending customer certifications and product releases of our new mobile product group principally in EMEA and Asia-Pacific.
Services revenue increased principally from gains in Brazil of $4.0 million due to increases with existing service customers, and one in particular where the service model is geared toward higher volume (lower margin) logistics operations for our terminals as well as our competitor’s terminals. This logistics contract has been ramping upward since the beginning of 2007 and is expected to continue a gradual increase during 2008. The gain in service revenue was also impacted by the inclusion of ACG Group Pty Limited (“ACG”) for a full quarter in 2008 (acquired in February 2007), which contributed an incremental $2.0 million in revenues in the first quarter 2008. Offsetting these gains were slight net declines of $0.5 million principally from both Mexico, due to the acquisition of one of our major customers by an international bank, and declines in Asia-Pacific due to a decline in software related revenues.
Costs of Revenue and Gross Profit
Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue decreased to 27.6% for the three months ended March 31, 2008 from 32.0% for the three months ended March 31, 2007.
Products gross margin was 33.3% for the three months ended March 31, 2008, compared to 38.2% for the three months ended March 31, 2007. This decline in product gross profit is principally the result of product mix/pricing changes resulting in a net $3.4 million decline in product gross margin offset by sales volume increases resulting in a net $1.8 million increase in product gross margin. The decrease in product gross margin from product mix/pricing gross margin changes was principally comprised of countertop products in EMEA and Asia-Pacific of $2.9 million as well as networking product in Asia-Pacific of $0.6 million and pin-pads in North America and EMEA of $0.7 million, offset partially by favorable product mix/pricing gross margin changes in mobile products in MCCA and EMEA of $0.6 million. The increase in product gross margin due to sales volume increases related principally to countertop and multi-lane product gross margin gains in North America of $3.4 million, countertop product gross margins in EMEA of $0.9 million, offset partially by volume declines unfavorably impacting mobile product gross margins in MCCA, EMEA and Asia-Pacific by $1.6 million and networking product gross margins principally in South America of $1.1 million. Additionally, product gross margin includes approximately $0.7 million of factory related shut-down costs as we continue to transition to contract manufacturing. We anticipate up to $1.0 million in related shut-down charges to impact product gross margin in the second quarter of 2008, although there can be no assurances of the actual amount or timing of when the factory will be completely shut down.
Services gross margin was 14.6% for the three months ended March 31, 2008, compared to 13.8% for the three months ended March 31, 2007. This increase in services gross margin is principally the result of improvements in cost control in EMEA such that with a 22% increase in asset management revenue to $1.5 million, cost of sales remained constant at approximately

$1 million between the periods. The services gross margin percentage for the remaining segments remained constant on a year over year basis.
Operating Expenses
Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses decreased $1.2 million or 16.6% for the three months ended March 31, 2008 compared to the same three month period a year ago. The decrease in expenses in 2008 compared to 2007 relates primarily to decreased personnel costs of approximately $0.8 million and a reduction in outsourced development fees of approximately $0.4 million. We expect research and development expense to increase over the next several quarters as we continue to certify and launch our new product family.
Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses decreased $0.5 million or 2.8% for the three months ended March 31, 2008 when compared to the same three month period a year ago. This decline is represented by a decrease in selling and marketing expense of approximately $2.1 million caused principally from an improvement in bad debt costs of $1.5 million and personnel related savings of approximately $0.8 million due to lower head counts, offset by incremental general and administrative costs of $0.5 million related to the separation agreement with the former Chief Financial Officer, $0.4 million in professional fees and contingencies for current pending legal matters, and personnel related costs of approximately $0.7 million related to new head count. During the three months ended March 31, 2008 and 2007, we incurred approximately $1.5 million and $1.7 million respectively, in legal and accounting fees associated with our acquisition of TeT in April 2008. Additional costs will be incurred in the second quarter as the use of outside professionals will continue until all regulatory filings are completed, although we expect the amount of fees to be less than those incurred in the first quarter of 2008. However there can be no assurances such fees will be less than the first quarter of 2008.
Non-Operating Income
Non-operating income consists of net interest income, foreign currency gains and losses, and other income and losses. For the three months ended March 31, 2008 and 2007, our interest income net of interest expense was $0.8 million, as we had roughly the same type and amount of investments on hand during each of those quarters. Foreign currency gain for the three months ended March 31, 2008 was $0.05 million compared to a loss of $0.6 million for the three months ended March 31, 2007. The decrease in foreign currency losses is principally attributable to the general strength in foreign currencies against the US dollar and efficiencies with our hedged currencies.
Provision for Income Taxes
Income tax benefit before discontinued operations for federal, state and foreign taxes was $0.7 million for the three months ended March 31, 2008, compared to a provision of $0.7 million for the three months ended March 31, 2007.
Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three months ended March 31, 2008 and 2007 was 58.1% and 26.2%, respectively. We do not believe the consolidated effective tax rate for the three months ended March 31, 2008 is a meaningful measure due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.
We continue to provide a valuation reserve against substantially all deferred tax asset balances as of March 31, 2008. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
During the three months ended March 31, 2008 and 2007, we recorded income from discontinued operations of $0.1 and $0.7 million, respectively, related to our UK leasing operations. The income from discontinued operations recorded during the three months ended March 31, 2008 and 2007 is due to reimbursements of previously paid commissions for those leases not reaching full lease term.
Segment Information
We report information pertaining to three business segments as follows: (i) Americas, (ii) EMEA, and (iii) Asia-Pacific. The Company’s Chief Operating Decision Maker (“CODM”) consists of a group comprised of the Company’s Chief Executive Officer and Interim Chief Financial Officer. Our CODM review the products and services revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation.

The Americas business segment consists of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia-Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.
The following table set forth the revenues and operating results by business segment for the three months ended March 31, 2007 and 2008 (in thousands):

	Three Months Ended March 31,
		% of		% of	Dollar
	2008	Revenue	2007	Revenue	Change
Net revenues:
Americas	$42,202	58.9%	$34,269	52.9%	$7,933
EMEA	17,134	23.9%	18,941	29.2%	(1,807)
Asia-Pacific	12,360	17.2%	11,617	17.9%	743

Total net revenues	$71,696	100.0%	$64,827	100.0%	$6,869

Operating income:
Americas	$5,450	7.6%	$3,323	5.1%	$2,127
EMEA	2,582	3.6%	5,142	7.9%	(2,560)
Asia-Pacific	1,763	2.4%	2,510	3.9%	(747)
Shared cost centers	(11,860)	(16.5)%	(13,748)	(21.2)%	1,888

Total operating income	$(2,065)	(2.9)%	$(2,773)	(4.3)%	$708

Americas net revenues increased principally as a result increases in North America countertop and multi-lane revenues of $10.2 million, offset by declines in countertop revenues in Mexico of $1.3 million and in network product revenue in Brazil of $1.2 million. EMEA net revenues decreased principally as a result of decreases in mobile product revenues of $1.7 million. Asia-Pacific net revenues increased principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $2.0 million in incremental revenues in 2008 over 2007. Offsetting this service revenue gain in Asia-Pacific principally was a decline in mobile product revenue of $1.2 million.
Americas operating income increased principally as a result of the increases in North America net revenues which generally bring a significantly higher gross margin than Brazil and Mexico, as well as bad debt recoveries of $0.3 million in Mexico. EMEA operating income decreased principally as a result of decreased sales of higher margin mobile products. Asia-Pacific operating income declined principally as a result of a decline in revenues and change in mix of countertop and mobile products. Shared cost centers expenses decreased principally as a result of decreases in global research and development of $1.0 million, as previously discussed, the reduction of a corporate sales accounts receivable allowance of approximately $0.7 million, and a reduction of $0.2 million in acquisition related costs, offset partially by $0.5 million in severance costs incurred related to the departure of our former Chief Financial Officer in February 2008.
Cash Flows, Liquidity and Capital Resources
We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first three months of 2008, our primary source of cash was cash provided by operations.

Cash Flows. Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the three months ended March 31, 2008 was $19.1 million, compared to cash used in operations of $2.9 million for the three months ended March 31, 2007. The principal reason for the increase in cash provided by operations from the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is the change in operating assets and liabilities caused by declines in accounts receivable due to the collection of large year end sales transactions and the decline in inventory as we continue to transition to contract manufacturing. Accounts receivable payment terms for most of our customers are generally between 30 and 60 days. We offer longer payment terms to certain customers as part of selling and marketing efforts.
Cash used in investing activities was $2.0 million for the three months ended March 31, 2008, compared to $4.8 million for the three months ended March 31, 2007. Cash used in investing for the three months ended March 31, 2008 consisted principally of purchases of property, plant and equipment of $1.3 million, as well as contingent acquisition payments made based on the attainment of performance requirements and the expiration of a holdback time period. Cash used in investing for the three months ended March 31, 2007 consisted principally of the acquisition of ACG for $12.7 million and purchases of property, plant and equipment of $1.9 million consisting primarily of computer equipment and software. Offsetting this use of cash from investing activities was a net increase in investing cash of $10.2 million from the sale of short term investments.
Financing cash flows consist principally of cash received from the issuance of common stock due to the exercise of employee stock options, offset by cash used to repay long-term debt and to purchase treasury stock. During the three months ended March 31, 2008 and 2007, we had minimal financing activity.
Cash flows from discontinued operations during the first three months of 2008 were not material.
We believe our cash reserves and short-term investments together with operating cash flows and the ability to control certain cash outlays, such as the containment of certain operating expenses and reduction of inventories, will allow us to meet our short-term liquidity and capital resource requirements. Should operating results from continuing operations become unfavorable, we may need to use additional capital resources to meet our short-term liquidity and capital resource requirements.
Liquidity and Capital Resources. At March 31, 2008, cash and cash equivalents and short-term investments were $95.1 million and $3.6 million, respectively, compared to $76.9 million and $5.0 million at December 31, 2007, respectively. Working capital increased $0.1 million from $119.7 million at December 31, 2007 to $119.8 million at March 31, 2008.
Subsequent to the end of the quarter, we completed the acquisition of TeT for approximately $143.6 million in cash, which included a base purchase price of $120.0 million and approximately $15.6 million and $8.0 million, respectively, of cash and working capital adjustments. To fund the acquisition, on February 13, 2008, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”). The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at our election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded subsequent to the end of the quarter by an affiliate of FP II, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due four years from the funding date. In the event of a default by our company, the Lender may declare the obligations under the Credit Agreement immediately due and payable and enforce any and all of its rights under the Credit Agreement and related documents.
Contractual Obligations
Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Effect of Inflation
Inflation has not had a significant effect on our operations for any period presented above.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
At March 31, 2008, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.
Our investment portfolio, consisting of fixed income securities, was $3.6 million as of March 31, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of March 31, 2008, the decline in the fair value of our investment portfolio would not be material given that our discount notes have fixed rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.
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
A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we do at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Central and South American, Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At March 31, 2008, we had foreign currency forward contracts receivable in the amount of $0.1 million, denominated principally in the Brazilian real, Thai baht, Mexican peso and Australian dollar, with smaller contracts for the British pound and Chilean peso. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.
We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. At March 31, 2008, we had no material long-term debt obligations and there were no borrowings under our revolving credit facility. As such, our interest rate risk was not significant with respect to existing debt.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Beaumont Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)
SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862 (the “’862 Patent”) allegedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We have filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. We have also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office has completed its re-examination of the ‘862 Patent.
Wool v. Hypercom, et al. (Maricopa County, Arizona, Superior Court, Case No. CV 2008-050575, filed on February 15, 2008)
Mr. Wool commenced this action, designated as a “class action complaint”, against us and the members of our Board of Directors on February 15, 2008. The complaint alleged that our company and its directors breached fiduciary duties by not entering into negotiations with Ingenico SA, a competitor of ours, which had indicated an interest in acquiring our outstanding common stock for $6.25 per share. On April 4, 2008, the Court granted our motion and dismissed the plaintiff’s complaint.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in MD&A of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, have not materially changed other than as set forth below:
Our acquisition and subsequent integration of the Thales e-Transactions business line involves numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.
The acquisition and ongoing integration of TeT involves various risks, including:
•	the inability to assimilate the technologies, operations and personnel of TeT;

•	the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources;

•	the loss of customers;

•	the possibility of our entering markets in which we have limited prior experience;

•	the loss of key employees of TeT; and

•	the inability to obtain the desired strategic and financial benefits from the TeT acquisition.

A disruption in our manufacturing and assembly capabilities or those of our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.
We currently rely on third-party manufacturers (including those currently utilized by TeT) to manufacture and assemble a majority of our products and subassemblies. We also depend upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules. We expect to complete the shift of virtually all of our manufacturing and assembly related activities to one or more third-party contract manufacturers by the end of 2008, and have taken steps toward implementing such a change. If we are unable to successfully manage the transition to a contract manufacturing model or our relationship with these third-party manufacturers, or if such manufacturers experiences any significant disruption in their supply chain and manufacturing capabilities, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business and financial performance.
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
Most components used in our systems are purchased from outside sources. Certain components, such as processors, wireless modules, etc., are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potential costly redesigns could have a material adverse effect on our business, operating results and financial condition.
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
Domestic and international threats of terrorism, terrorist attacks, wars and regional conflicts may cause instability in the global financial markets, and contribute to downward pressure on securities prices of U.S. publicly traded companies, such as us. Future terrorist activities or armed conflicts, epidemics, such as influenza or bird flu, and pandemics could result in economic, political and other uncertainties that could adversely affect our revenues and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist activities, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers (including sole-source suppliers) or customers in the U.S. and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the U.S., Brazil, France, Germany, Latvia and the U.K., and manufacturing facilities (or those of our manufacturing partners) in China, Germany, Malaysia and Romania. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

4	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

10.1	Loan and Security Agreement, dated as of January 15, 2008, among Hypercom U.S.A., Inc. and Hypercom Manufacturing Resources, Inc., as Borrowers, Certain Financial Institutions, as Lenders, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K/A filed on January 22, 2008)

10.2	Share Purchase Agreement, dated as of February 13, 2008, by and among Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

10.3	Indemnification Agreement, dated as of February 13, 2008, by and between Francisco Partners II, L.P. and Hypercom Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

10.4	Credit Agreement, dated as of February 13, 2008, by and between Hypercom Corporation and Francisco Partners II, L.P. (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

10.5	Separation Agreement and General Release, dated as of February 22, 2008, by and between Hypercom Corporation and Thomas Liguori (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 25, 2008)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: May 12, 2008	By: /s/ Philippe Tartavull

Philippe Tartavull

Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: May 12, 2008	By: /s/ Robert M. Vreeland

Robert M. Vreeland

Interim Chief Financial Officer
(principal financial officer)

Date: May 12, 2008	By: /s/ Shawn C. Rathje

Shawn C. Rathje

Chief Accounting Officer and Controller (principal accounting officer)