Form 10-Q
period 2008-06-30
HYPERCOM CORP
filed 2008-08-11
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 1-13521
HYPERCOM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8888 E. Raintree Drive, Suite 300, Scottsdale, Arizona Arizona	85260
(Address of principal executive offices)	(Zip Code)
(480) 642-5000
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008
Common Stock, $.001 par value per share	53,402,958 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Amounts in thousands, except share data	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,875	$76,925
Short-term investments	4,022	4,988
Accounts receivable, net of allowance for doubtful accounts of $7,943 and $4,034, respectively	104,159	71,341
Inventories	41,336	22,343
Prepaid expenses and other current assets	20,421	15,251
Deferred income taxes	—	497

Total current assets	207,813	191,345
Property, plant and equipment, net	24,005	17,694
Intangible assets, net	81,395	10,502
Goodwill	96,874	10,224
Deferred acquisition costs	—	12,529
Other long-term assets	13,004	7,950

Total assets	$423,091	$250,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,942	$30,448
Accrued payroll and related expenses	22,188	9,889
Accrued sales and other taxes	8,731	7,427
Product warranty liabilities	6,940	1,754
Accrued other liabilities	26,539	16,154
Deferred revenue	13,676	5,497
Income taxes payable	4,223	519

Total current liabilities	161,239	71,688
Deferred tax liabilities	22,828	620
Long-term debt	44,898	—
Other liabilities	9,316	3,437

Total liabilities	238,281	75,745

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,402,858 and 53,167,702 shares outstanding, respectively	57	56
Additional paid-in capital	271,072	251,034
Accumulated deficit	(65,069)	(53,842)
Treasury stock, 3,162,248 shares (at cost) at June 30, 2008 and December 31, 2007	(22,749)	(22,749)
Accumulated other comprehensive income	1,499	—

Total stockholders’ equity	184,810	174,499

Total liabilities and stockholders’ equity	$423,091	$250,244

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Amounts in thousands, except share and per share data)
Net revenue:
Products	$92,774	$47,865	$142,358	$96,033
Services	32,650	19,612	54,762	36,271

Total net revenue	125,424	67,477	197,120	132,304

Costs of revenue:
Products	64,484	41,296	97,538	71,042
Services	26,103	17,373	44,890	31,650
Amortization of purchased intangible assets	1,066	94	1,157	170

Total costs of revenue	91,653	58,763	143,585	102,862

Gross profit	33,771	8,714	53,535	29,442

Operating expenses:
Research and development	14,892	8,108	21,004	15,437
Selling, general and administrative	24,878	11,193	40,434	27,247
Amortization of purchased intangible assets	1,989	162	2,150	280
Gain on sale of real property	—	(3,774)	—	(3,774)

Total operating expenses	41,759	15,689	63,588	39,190

Loss from continuing operations	(7,988)	(6,975)	(10,053)	(9,748)
Interest income	322	842	1,119	1,726
Interest expense	(2,512)	(58)	(2,512)	(103)
Foreign currency loss	(254)	(411)	(205)	(1,029)
Other expense	70	2	149	6

Loss before income taxes and discontinued operations	(10,362)	(6,600)	(11,502)	(9,148)
Income tax benefit (provision)	(673)	896	(10)	229

Loss before discontinued operations	(11,035)	(5,704)	(11,512)	(8,919)
Income from discontinued operations	140	(39)	285	651

Net loss	$(10,895)	$(5,743)	$(11,227)	$(8,268)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.21)	$(0.11)	$(0.22)	$(0.17)
Income from discontinued operations	0.01	—	0.01	0.01

Basic and diluted loss per share	$(0.20)	$(0.11)	$(0.21)	$(0.16)

Basic and diluted weighted average common shares	53,342,947	53,167,875	53,283,760	53,172,190

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Cash flows from continuing operations:
Net loss from continuing operations	$(11,512)	$(8,919)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,917	3,918
Amortization of purchased intangibles	3,307	450
Interest conversion to debt	1,500	—
Amortization of debt issuance costs	32	—
Amortization of discount on notes payable	915	—
Amortization of discounts on short-term investments	(58)	(553)
Provision (reversal) for doubtful accounts	(1,000)	577
Provision for excess and obsolete inventory	1,289	6,632
Provision for warranty and other product charges	1,840	1,893
Deferred income tax benefit (provision)	4,007	(2)
Non-cash share-based compensation	1,753	1,045
Foreign currency gains (losses)	4	(876)
Gain on sale of real property	—	(3,774)
Non-cash write-off of intangibles and other assets	451	427
Changes in operating assets and liabilities, net of effects from business aquisitions	10,600	(981)

Net cash provided by (used in) operating activities	18,045	(163)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,042)	(3,812)
Proceeds from the sale of real property	—	16,250
Cash paid for acquisitions including acquisition costs deferred, net of cash acquired	(114,898)	(12,707)
Software development costs capitalized	(57)	(902)
Purchase of short-term investments	(31,051)	(97,722)
Proceeds from the sale or maturity of short-term investments	32,075	104,835

Net cash used in investing activities	(116,973)	5,942

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(434)	(5)
Debt issuance cost	(687)	—
Proceeds from issuance of common stock	602	271
Proceeds from long term debt	60,000	—

Net cash provided by financing activities	59,481	266

Effect of exchange rate changes on cash	397	295

Net increase (decrease) in cash flows from continuing operations	(39,050)	6,340
Cash and cash equivalents, beginning of period	76,925	34,190

Cash and cash equivalents, end of period	$37,875	$40,530

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
     On April 1, 2008, the Company acquired all of the outstanding shares of Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España, (collectively, “Thales e-Transactions” or “TeT”) for $147.4 million. See Note 2 of Notes to Consolidated Financial Statements for additional information related to this business combination.
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
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for the Company on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company intends to adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2, and are in the process of determining the related impact on the Company’s consolidated financial statements.
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
2. Business Combination
Thales e-Transactions
     On April 1, 2008, the Company acquired all of the outstanding shares of Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España. The Company acquired the Thales e-Transactions business line to expand the Company’s geographic reach in Europe and increase the Company’s size and scale, with the expectation of accelerating product cost reductions given the convergence towards a single, combined product family.
     The consideration paid to acquire TeT was $147.4 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement with Francisco Partners II, L.P., which provided funding of $60 million. See Note 8 of Notes to Consolidated Financial Statements for additional information related to the new credit facility.
     The purchase price consisted of the following (in thousands):

Cash paid to purchase TeT shares	$120,000
Cash paid for working capital and net debt	23,611
Transaction costs and expenses	3,827

Total purchase price	$147,438

     Cash reconciliation of total purchase price (in thousands):

		Balance Accrued
		as of June, 30
	Total	2008	2008	2007
Cash paid for TeT shares and working capital	$133,611	$—	$133,611	$—
Cash paid for transaction costs	3,827	307	3,152	368
Cash deposit	10,000	—	—	10,000

Subtotal	147,438	307	136,763	10,368
Cash acquired from TeT	(21,865)	—	(21,865)	$—

Total cash paid, net of cash acquired	$125,573	$307	$114,898	$10,368

     Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to TeT’s tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the net tangible and intangible assets is recorded as goodwill. The preliminary allocation of the purchase price is based on preliminary estimates and currently available information
     Based on the preliminary valuation, which has not been finalized, and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash	$21,865
Accounts receivable	38,900
Inventory	9,426
Property, plant and equipment	5,757
Other assets	11,276
Amortizable intangible assets:
Customer and supplier relationships	66,350
Unpatented technology	5,688
Trademarks, trade names	2,127

Total assets	161,389
Deferred revenue	(6,904)
Other current liabilities	(62,017)
Net deferred tax liabilities	(22,117)
Non curent liabilities	(6,615)

Total liabilities	(97,653)
Fair value of tangible and intangible assets acquired, net of liabilities assumed	63,736
Goodwill	83,702

Total preliminary estimated purchase price allocation	$147,438

     Net Tangible and Intangible Assets. Of the total estimated purchase price, a preliminary estimate of approximately $74.2 million has been allocated to net tangible assets acquired either based on their approximate fair value or their carrying value if the fair value had not yet been determined.
     On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan that is not yet complete. For those portions of the plan completed during the quarter ended June 30, 2008, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $6.2 million in accordance with the requirements of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). See Note 3 to Consolidated Financial Statements for additional information related to the restructuring plan. As the Company finalizes it restructuring plan, additional amounts may be accrued into the purchase price.
     Customer relationships represent the distribution network of banks, distributors and retailers through which TeT sells the majority of its products and services. The Company expects to amortize the fair value of these assets over an average estimated life of five to ten years.
     Supplier relationships represent the third party manufacturing relationships through which the majority of TeT products are produced. The Company expects to amortize the fair value of these assets over an average estimated life of two years.
     Product technology includes TeT products, principally the Artema product line. TeT technology and products are designed for hardware, software, solutions and services, serving the European markets. The Company expects to amortize the developed and core technology and patents over an average estimated life of two years.
     The fair value of intangible assets was determined using an income approach, based on discussions with TeT management and a review of certain transaction-related documents and forecasts prepared by the Company and TeT management. The rate utilized to discount net cash flows to their present values is 21%. These discount rates were determined after consideration of the Company’s weighted average cost of capital specific to this transaction and the assets being purchased.
     Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company acquisition-related intangible assets and the Company’s intended future use of the intangible assets. Certain deferred tax liabilities have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken and prior to the completion of the third party valuation of TeT’s assets. Included in the amounts recorded on a preliminary basis is an approximate $22.1 million deferred tax liability recorded in connection with the purchase price allocation to the Company’s intangible assets as of the acquisition date.
     Goodwill. Of the total purchase price, approximately $83.7 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
     As of June 30, 2008, the purchase price allocation is preliminary and is subject to adjustment for final valuation of intangible assets, for property, plant and equipment, pre-acquisition contingencies, deferred taxes and EITF 95-3 restructuring charges. Also, the purchase price is subject to an excess working capital adjustment, which has yet to be finalized. In addition, the Company may also be required to pay Thales SA, the former parent of TeT, a contingent payment (or “earn out”) of an additional $30 million based upon the combined companies’ performance in 2008.
     The following represents the pro forma results of operations and gives effect to the acquisition of TeT as if the acquisition was consummated at the beginning of fiscal year 2008. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. For comparative 2007 results, it is impracticable to obtain pro forma information for any interim periods as TeT did not maintain its books and records on a U.S. GAAP basis and did not perform comprehensive quarterly closing procedures. Net income includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million. The unaudited pro forma information is as follows (in thousands):

Total net revenue	$240,264
Net loss	$(19,887)
Net loss per share — basic and diluted	$(0.37)
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
TPI Software
     On December 14, 2006, the Company acquired the technology and assets of TPI Software, LLC (“TPI”), a provider of personal computer and enterprise server-based credit/debit/gift card, electronic benefit transfer, automated clearing house and electronic check processing software. The purchase price was $8.5 million in cash. Approximately $0.2 million of the purchase price has been recorded as payment of compensation in advance, and is being amortized into operating expenses over the contingency period.
     Approximately $3.2 million of the purchase price was allocated to core technology and other identifiable intangible assets and will be amortized over their estimated useful lives of two to ten years.
     Initially, an allocation of approximately $2.7 million of the purchase price was made to goodwill in accordance with SFAS 142. Upon the resolution of certain contingencies in 2007 and 2008, $1.3 million was allocated to goodwill and $1.1 million previously held by a third party escrow company was paid to the selling principals. TPI was in its early stages of operation and did not have the Company’s capabilities in marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired. The Company expects to be able to utilize the acquired technologies in its other products separate from those acquired from TPI. Goodwill related to the acquisition will not be amortized but will be subject to periodic impairment tests. Goodwill is expected to be deductible for tax purposes.
3. Restructuring and Other Charges
Restructuring
     During the quarter ended June 30, 2008, the Company accrued the remaining lease termination and severance costs related to the exit out of its manufacturing facility in China. The total costs of the lease termination and severance costs of $0.5 million were recorded in costs of revenue. The Company expects the amount accrued to be paid in the third quarter of 2008.
Thales e-Transactions
     On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan that is not yet complete. For those portions of the plan completed during the quarter ended June 30, 2008, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $6.2 million.
     Activities related to the TeT acquisition restructuring plan are as follows (in thousands):

				Short Term
	Facilities	Severance	Total	Portion
Balance at March 31, 2008	$—	$—	$—	$—
Additions	750	5,400	6,150	6,150
Cash payments	—	—	—	—

Balance at June 30, 2008	$750	$5,400	$6,150	$6,150

4. Leases
Sales-Type Leases
     The Company’s net investment in sales-type leases consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Lease contracts receivable	$18,106	$6,495
Unearned revenue	(3,174)	(524)

Net investment in sales-type leases	$14,932	$5,971

     Lease contracts receivables are included in prepaid expenses and other current assets and other long-term assets in the Company’s consolidated balance sheets at June 30, 2008 and December 31, 2007.
5. Inventories
     Inventories consist of the following at June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Purchased parts	$5,506	$8,676
Work in progress	1,849	4,566
Finished goods	33,981	9,101

	$41,336	$22,343

6. Property, Plant and Equipment
     Property, plant and equipment consist of the following at June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Buildings	$2,524	$2,524
Computer equipment and software	29,194	24,955
Machinery and equipment	31,812	25,793
Equipment leased to customers	4,325	4,350
Furniture and fixtures	5,725	4,944
Leasehold improvements	4,616	3,809
Construction in process	2,277	3,832

	80,473	70,207
Less accumulated depreciation	(56,468)	(52,513)

	$24,005	$17,694

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
7. Intangible Assets, Net, and Goodwill
     Intangible assets consist of the following at June 30, 2008 and December 31, 2007 (in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Capitalized software	$4,936	$6,159	$(3,387)	$(3,949)	$1,549	$2,210
Customer and supplier relationships	69,794	2,830	(2,238)	(263)	67,556	2,567
Unpatented technology	8,035	2,300	(1,055)	(240)	6,980	2,060
Trademarks, trade names	4,365	2,220	(570)	(204)	3,795	2,016
Service know-how	1,330	1,330	(188)	(122)	1,142	1,208
Other	609	609	(236)	(168)	373	441

	$89,069	$15,448	$(7,674)	$(4,946)	$81,395	$10,502

     Amortization of these intangibles is provided on straight-line method on their estimated useful lives:

Capitalized software	3 years
Customer and supplier relationships	4-10 years
Unpatented technology	2-10 years
Trademarks, trade names	2-10 years
Service know-how	10 years
Other	2-5 years
     Amortization expense related to intangible assets used in continuing operations was $3.3 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. Based on the intangible assets recorded at June 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $6.5 million for the remainder of 2008, $12.9 million for 2009, $12.8 million for 2010, $12.2 million for 2011 and $12.1 million for 2012.
Goodwill
     Activity related to goodwill consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Balance, beginning of year	$10,224	$2,691
Additions related to acquisitions	83,702	6,820
Resolution of tax contingencies and adjustments to tax reserves, valuation allowances and performance holdback established in purchase accounting	2,184	713
Currency translation adjustment	764	—

Balance, end of period	$96,874	$10,224

8. Long-term Debt
Revolving Credit Facilities
     On March 31, 2006, the Company entered into a line of credit agreement with a bank pursuant to which the Company had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and was set to expire on March 31, 2008, but was extended to March 31, 2009. No amounts were borrowed against the line of credit as of June 30, 2008, however the Company has outstanding letters of credit totaling $0.9 million at June 30, 2008.
     On January 15, 2008, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25 million. The Loan Agreement contains a provision that, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus 175 basis points, or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011. No amounts were borrowed against the line of credit as of June 30, 2008, however the Company has outstanding letters of credit totaling $2.8 million at June 30, 2008.
     Availability of borrowings under the Loan Agreement is subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.
     In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Company from, among other things, incurring certain types of indebtedness (excluding indebtedness secured by certain assets of the Company and its subsidiaries in an aggregate amount not to exceed $50.0 million for working capital purposes), making annual capital expenditures in excess of proscribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, any representation made by the Company that is incorrect in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Company, judgments in excess of $2.5 million in the aggregate being rendered against the Company, and the incurrence of certain liabilities under the Employee Retirement Income Security Act (“ERISA”) in excess of $1.0 million in the aggregate.
     In the event of a default by the Borrowers, the Agent may, at the direction of the lenders, terminate the lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Company under the Loan Agreement are secured by its inventory and accounts receivable of certain of the Company’s subsidiaries in the U.S. and the U.K. The remaining balance of the Company’s consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company’s obligations as guarantor under the Loan Agreement are unsecured.
Acquisition Financing
     In February 2008, in connection with the acquisition of TeT (see Note 2 for additional information), the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”) pursuant to a commitment letter dated December 20, 2007 between the Company and FP II. See Note 2 of the Notes to Consolidated Financial Statements for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded on April 1, 2008 by an affiliate of FP II, FP Hypercom Holdco, LLC. All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, the lender was granted a five-year warrant to purchase approximately 10.5 million shares (the “Warrant”) of the Company’s common stock at $5.00 per share. The Warrant contains a cashless exercise provision which can be utilized by the lender at its sole option. The cashless exercise provision permits the lender, in lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of the Warrant in whole or in part, to receive upon such exercise the “net number” of shares of the Company’s common stock determined according to the agreement. In the event the lender elects a cashless exercise of the Warrant, the Company will not receive any cash payment for the shares delivered to the lender pursuant to such cashless exercise.
     The estimated fair value of the common stock Warrants at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the warrants was February 14, 2008, when all relevant terms and conditions of the debt agreement have been reached in accordance with Accounting Principles Board No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The total fair value of these stock Warrants of $17.8 million was recorded as additional paid in capital and loan discount. The loan discount will be amortized as interest expense over the life of the loan agreement and amounted to $0.9 million during the quarter ended June 30, 2008.
     In accordance with the loan agreement, the Company added $1.5 million of accrued interest to the principal value of the loan during the quarter ended June 30, 2008.

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
     Long-term debt consists of the following at June 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Francisco Partners Credit Agreement	$61,500	$—
Discount on warrants issued to Francisco Partners	(16,844)	$—
Debt assumed on acquisitions	242	—

Long-term debt	$44,898	$—

     In the event of a default by the Company, the Lender may declare the obligations under the Credit Agreement immediately due and payable and enforce any and all of its rights under the Credit Agreement and related documents.
9. Other Comprehensive Income (loss)
     Other comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Loss	$(10,895)	$(5,743)	$(11,227)	$(8,268)
Foreign currency translation adjustment	1,499	—	1,499	—

Other comprehensive loss	$(9,396)	$(5,743)	$(9,728)	$(8,268)

10. Share Based Plan Compensation
     The following table summarizes share-based compensation expense (reversal) included in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Costs of revenue	$38	$33	$2	$83
Research and development	51	(176)	126	(25)
Selling, general and administrative	746	(550)	1,625	987

Total	$835	$(693)	$1,753	$1,045

     Share-based compensation expense (reversal) included $0.2 million and $(0.2) million of payroll tax paid on behalf of employees that received stock awards during the six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $3.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 year.
     During the second quarter of 2007, the Company reversed $1.9 million of previously recognized expense due to non-achievement of performance goals related to restricted stock awards.

Stock Options
     At June 30, 2008, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.
     A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at June 30, 2008	4,379,618	$5.91	7.78	$640,659

Vested and expected to vest at June 30, 2008	4,089,308	$5.99	7.66	$583,563

Exercisable at June 30, 2008	2,000,031	$7.31	5.73	$172,659

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.2 million and $0.1 million, respectively.
     The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average risk free interest rate	3.04%	4.53%	2.88%	4.82%
Expected life of the options (in years)	5.31	5.51	4.71	5.48
Expected stock price volatility	47.6%	59.6%	47.8%	67%
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the six months ended June 30, 2008 and 2007 was $4.32 and $5.77, respectively.
Restricted Stock Awards
     The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense (reversal) related to all restricted stock awards outstanding at June 30, 2008 and 2007 was approximately $0.2 million and $(0.7) million, respectively. As of June 30, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.1 million, which is expected to be recognized over a weighted-average period approximately one year. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting of the award.

     A summary of nonvested restricted stock activity for the six months ended June 30, 2008 is as follows:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
	Outstanding	per Share
Balance at December 31, 2007	75,000	$6.24
Shares granted in 2008	75,000	3.99
Shares vested in 2008	(100,000)	5.21

Balance at June 30, 2008	50,000	$4.94

     The total fair value of restricted shares vested during the months ended June 30, 2008 and 2007 was $0.5 million and $0.2, respectively.
Employee Stock Purchase Plan
     Under SFAS 123R, Share-Based Payment, the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the months ended June 30, 2008 and 2007, the Company recorded compensation expense of $24,976 and $30,394, respectively related to the Purchase Plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,342,947	53,167,875	53,283,760	53,172,190
Dilutive effect of stock options and warrants	—	—	—	—

Shares used in diluted income per share calculation	53,342,947	53,167,875	53,283,760	53,172,190

Options and warrants that could potentially dilute income per share in the future that were not included in the computation of diluted income per share (a)	14,905,022	3,580,709	14,905,300	3,572,954

(a)	These options and warrants were not included in the computation of diluted income (loss) per share because they were not dilutive.

12. Income Taxes
     Income tax expense (benefit) before discontinued operations for federal, state and foreign taxes was $0.7 million and $(0.9) million for the three month periods ended June 30, 2008 and 2007, respectively and $0.0 million and $(0.2) million for the six month periods ended June 30, 2008 and 2007, respectively . The Company’s consolidated effective tax rates for the three month and six month periods ended June 30, 2008 were (6.5%) and (0.1%), respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three and six month period ended June 30, 2008 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of June 30, 2008. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits at June 30, 2008 is $7.8 million of which $4.0 million would impact the Company’s effective tax rate were it to be recognized.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at June 30, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
13. Commitments and Contingencies
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
     CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications”, issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent.

     EEOC Charge. On July 10, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) notified the Company that a charge of employment discrimination had been filed against the Company by a former employee who resigned in January 2008, alleging that the Company, through the actions of its Chief Executive Officer, had violated Title VII of the Civil Rights Act and The Equal Pay Act by discriminating against the former employee on the basis of gender. The Company is required to provide a statement of its position to the EEOC by August 11, 2008. The Company denies the former employee’s allegations and intends to vigorously defend itself in this matter.
     Sichuan (China) Intermediate Court Actions No. 867 of 2005 and No. 145 of 2007. In November 2006 and January 2007, the Sichuan Intermediate Court joined Hypercom China Co., Ltd. as a third party defendant to two separate proceedings between Sichuan Zhong Xin Hao Yuan Hi-tech Group (“Sichuan Zhong Xin”) and Shenzhen Ying Ke Yuan Industrial Co., Ltd. (“Shenzhen Ying Ke Yuan”) claiming damages relating to two 2004 purchase and sale contracts between them involving certain products, including products made by the Company. The Company was not a party to such contracts and defended by claiming that it had no liability for the parties’ alleged damages. In December 2007, the Court entered judgment in both cases and held, among other things, that the Company was not liable for the parties’ alleged damages. In January 2008, Sichuan Zhong Xin appealed the judgment of the Sichuan Intermediate Court. The appeal was heard by the People’s Higher Court of Sichuan Province on July 25, 2008. The People’s Higher Court has not yet announced a ruling.
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
     The Americas business segment consists of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenue
Americas	$37,604	$34,535	$79,806	$68,803
EMEA	72,545	20,440	89,679	39,381
Asia Pacific	15,275	12,502	27,635	24,120
Shared cost centers	—	—	—	—

	$125,424	$67,477	$197,120	$132,304

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Income
Americas	$1,772	$(2,631)	$7,087	$369
EMEA	5,419	51	8,133	5,122
Asia Pacific	1,597	1,334	3,364	3,723
Shared cost centers	(16,776)	(5,729)	(28,637)	(18,962)

Total segment loss	$(7,988)	$(6,975)	$(10,053)	$(9,748)

Interest income	322	842	1,119	1,726
Interest expense	(2,512)	(58)	(2,512)	(103)
Foreign currency loss	(254)	(411)	(205)	(1,029)
Other expense	70	2	149	6

Loss before income taxes and discontinued operations	$(10,362)	$(6,600)	$(11,502)	$(9,148)

	June 30,	December 31,
	2008	2007
Total Assets
Americas	$74,756	$79,210
EMEA	275,773	29,482
Asia Pacific	52,859	55,004
Shared cost centers	19,703	86,548

	$423,091	$250,244

15. Product Warranty
     The Company accrues for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products. Such estimates are based on historical experience and expectations of future costs. The Company periodically evaluates and adjusts the accrued warranty costs to the extent actual warranty costs vary from the original estimates. The Company’s warranty period typically extends from one to five years from the date of shipment depending upon the product. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from the Company’s estimates.
     The following table reconciles the changes to the product warranty liability for the three and six months periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,704	$2,486	$1,754	$2,636
Warranty assumed on acquisitions	5,344	—	5,344	—
Warranty charges from normal operations	1,345	1,597	1,840	1,893
Warranty reversals related to the 2005 Business Review	—	—		(100)
Utilization of warranty liability	(1,453)	(317)	(1,998)	(663)

Balance at end of period	$6,940	$3,766	$6,940	$3,766

     Warranty charges related to the business review conducted in 2005 consist of costs for the trade-in of certain electronic payment equipment that the Company elected to grant customers as a result of higher than expected repair occurrences. Two customers that agreed to participate in the trade-in program in June 2005 for the replacement of certain electronic payment equipment ultimately opted out of the program.
     Deferred revenue associated with the Company’s extended warranty programs was $2.3 million and $1.9 million at June 30, 2008 and December 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
     This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the gradual recovery of our multi-lane revenues following our transition to an indirect sales model for our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; the timing and success of integration activities related to the recent acquisition of the Thales e-Transactions business line (“TeT”), and the expected results and benefits of such transaction; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; and future access to capital on terms that are acceptable to us, as well as assumptions related to the foregoing.
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
     Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	with regard to our recent acquisition and ongoing integration of TeT: (i) the inability to assimilate the technologies, operations and personnel of TeT; (ii) the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources; (iii) the loss of customers; (iv) the possibility of our entering markets in which we have limited prior experience; (v) the loss of key employees of TeT; and (vi) the inability to obtain the desired strategic and financial benefits from the acquisition;

•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	risks associated with our dependence on single-source suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	our expected transition to a contract manufacturing model;

•	risks associated with the transfer of our data and systems to our new headquarters facility;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	country-specific changing economic or political environment;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate technologies or businesses we may acquire in the future;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future; and

•	incurring debt to meet the future capital requirements of our business.
     Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of June 30, 2008 there have been no material changes to any of the critical accounting policies contained in our Annual Report on Form 10K.

2008 Overview
     Operations
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
     Net revenue for the six months ended June 30, 2008 was $197.1 million, a 49.0% increase over the six months ended June 30, 2007. The primary reason for the increase was due to our acquisition of TeT on April 1, 2008. In addition we have seen strong demand in our multilane products as well as our service business in Brazil.
     Product gross profit was 31.5% for the six months ended June 30, 2008, compared to 26.0% for the six months ended June 30, 2007. During the second quarter 2007, we incurred charges of $9.6 million, which reduced the year-to-date gross profit by 10 percentage points from 36% to 26%. Excluding the 2007 charges, the decline in product gross profit is principally the result of product mix/pricing changes offset by sales volume increases.
     During the six months of 2008, we incurred a net loss, which was principally due to the expense related to restructuring activities to reconfigure our global sales and marketing organizations, the outsourcing of manufacturing and consolidation of software, repairs and maintenance functions globally in order to improve gross margins as announced in 2007 as well as acquisition, integration expenses, amortization and interest incurred related to our acquisition of TeT, which was completed on April 1, 2008. These activities continue to be major risks affecting our company going forward.
     Acquisition of Thales e-Transactions Business Line
     On April 1, 2008, we completed our acquisition of TeT for approximately $147.4 million in cash, which included a base purchase price of $120.0 million and approximately $15.7 million and $8.0 million, respectively, of cash and excess working capital adjustments. TeT is a leading provider of secure card payment solutions in some of Europe’s largest markets, including France, Germany, Spain and the United Kingdom. With the acquisition, Hypercom became one of the largest providers of electronic payment solutions and services in Western Europe, solidifying our position as the third largest provider globally, and expanded our team of industry experts that will lead our company going forward.
     In addition to the areas of risk noted above, we intend to continue our focus on initiatives to drive profitability and expand the business to achieve added scale. Key initiatives include completion of the integration of TeT, market share growth in strategically targeted geographies and improving gross margins with cost reductions and value added selling. Due to the inherent risk of the activities being undertaken, we cannot provide assurance that this will be achieved, however we have a well-experienced senior management team is in place globally to specifically address and manage these key initiatives, and efforts are ongoing to recruit additional managers as part of our restructuring, as well as retaining seasoned management from Thales as part of the TeT acquisition. We will continue to leverage our existing cost structure on anticipated higher revenues in 2008. We expect to continue to see competitive pressures on a global basis as we and our major competitors try to expand our respective market share. We believe these pressures will generally serve to decrease average selling prices for certain products within certain geographies. We will continue to manage our balance sheet and leverage our working capital in instances where it can help meet the objectives of our key initiatives for the remainder of 2008.

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
     In addition to the general financial information set forth in the following table, tabular and narrative segment specific information is presented under the heading “Segment Specific Information” below.

	Three Months Ended June 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2008	Revenue	2007	Revenue	Change
Net revenue:
Product and other	$92,774	74.0%	$47,865	70.9%	$44,909
Services	32,650	26.0%	19,612	29.1%	13,038

Total net revenue	125,424	100.0%	67,477	100.0%	57,947

Costs of revenue:
Product and other	64,484	69.5%	41,296	86.3%	23,188
Services	26,103	79.9%	17,373	88.6%	8,730
Amortization of purchased intangible assets	1,066	0.8%	94	0.1%	972

Total costs of revenue	91,653	73.1%	58,763	87.1%	32,890

Gross profit:
Product and other	28,290	30.5%	6,569	13.7%	21,721
Services	6,547	20.1%	2,239	11.4%	4,308
Amortization of purchased intangible assets	(1,066)	(0.8)%	(94)	(0.1)%	(972)

Total gross profit	33,771	26.9%	8,714	12.9%	25,057

Operating expenses:
Research and development	14,892	11.9%	8,108	12.0%	6,784
Selling, general and administrative	24,878	19.8%	11,193	16.6%	13,685
Amortization of purchased intangible assets	1,989	1.6%	162	0.2%	1,827
Gain on sale of real property	0	0.0%	(3,774)	(5.6)%	3,774

Total operating expenses	41,759	33.3%	15,689	23.3%	26,070

Income (loss) from continuing operations	(7,988)	(6.4)%	(6,975)	(10.3)%	(1,013)
Non-operating income	(2,374)	(1.9)%	375	0.6%	(2,749)

Income (loss) before income taxes and discontinued operations	(10,362)	(8.3)%	(6,600)	(9.8)%	(3,762)
(Provision) Benefit for income taxes	(673)	(0.5)%	896	1.3%	(1,569)

Income (loss) before discontinued operations	(11,035)	(8.8)%	(5,704)	(8.5)%	(5,331)
Income (loss) from discontinued operations	140	0.1%	(39)	(0.1)%	179

Net income (loss)	$(10,895)	(8.7)%	$(5,743)	(8.5)%	$(5,152)

Diluted income (loss) per share	$(0.20)		$(0.11)		$(0.09)

	Six Months Ended June 30,
		% of		% of	Dollar
(Dollars in thousands, except per share data)	2008	Revenue	2007	Revenue	Change
Net revenue:
Product and other	$142,358	72.2%	$96,033	72.6%	$46,325
Services	54,762	27.8%	36,271	27.4%	18,491

Total net revenue	197,120	100.0%	132,304	100.0%	64,816

Costs of revenue:
Product and other	97,538	68.5%	71,042	74.0%	26,496
Services	44,890	82.0%	31,650	87.3%	13,240
Amortization of purchased intangible assets	1,157	0.6%	170	0.1%	987

Total costs of revenue	143,585	72.8%	102,862	77.7%	40,723

Gross profit:
Product and other	44,820	31.5%	24,991	26.0%	19,829
Services	9,872	18.0%	4,621	12.7%	5,251
Amortization of purchased intangible assets	(1,157)	(0.6)%	(170)	(0.1)%	(987)

Total gross profit	53,535	27.2%	29,442	22.3%	24,093

Operating expenses:
Research and development	21,004	10.7%	15,437	11.7%	5,567
Selling, general and administrative	40,434	20.5%	27,247	20.6%	13,187
Amortization of purchased intangible assets	2,150	1.1%	280	0.2%	1,870
Gain on sale of real property	0	0.0%	(3,774)	-2.9%	3,774

Total operating expenses	63,588	32.3%	39,190	29.6%	24,398

Income (loss) from continuing operations	(10,053)	(5.1)%	(9,748)	(7.4)%	(305)
Non-operating income	(1,449)	(0.6)%	600	0.5%	(2,049)

Income (loss) before income taxes and discontinued operations	(11,502)	(5.8)%	(9,148)	(6.9)%	(2,354)
(Provision) Benefit for income taxes	(10)	0.0%	229	0.2%	(239)

Income (loss) before discontinued operations	(11,512)	(5.8)%	(8,919)	(6.7)%	(2,593)
Income from discontinued operations	285	0.1%	651	0.5%	(366)

Net income (loss)	$(11,227)	(5.7)%	$(8,268)	(6.2)%	$(2,959)

Diluted income (loss) per share	$(0.21)		$(0.16)		$(0.05)

Net Revenue
     Net revenue for the three months ended June 30, 2008 was $125.4 million, a $57.9 million or 85.9% increase over net revenue of $67.5 million for the three months ended June 30, 2007. This increase was comprised of an increase of $44.9 million or 93.8% in products revenue and an increase of $13.0 million or 66.5% in services revenue. Net revenue for the six months ended June 30, 2008 was $197.1 million, a $64.8 million or 49.0% increase over net revenue for the six months ended June 30, 2007 of $132.3 million. This increase was comprised of an increase of $46.3 million or 48.2% in product revenue and an increase of $18.5 million or 51.0% in service revenue. The primary increase in revenue is due to the acquisition of TeT at the beginning of April 2008.
Product and Other Revenue
     Of the $44.9 million increase in product revenue during the six months ended June 30, 2008, $39.1 million is attributable to the acquisition of TeT. Excluding the additional TeT product revenue, the increase in product revenue during the second quarter of 2008 resulted principally from multi-lane product sales of $5.8 million in North America and EMEA, which represents a 122% increase in such sales over the same period of 2007. This increase was due to stronger demand from our higher volume customer base and a stronger sales pipeline of multi-lane products entering into 2008, as well as an increase in our unattended business of $2.1 million due to the introduction of a new product offering. Offsetting these gains was a $3.3 million decline in sales of countertop products in Brazil due to the shut down of local manufacturing in September 2007, and a $3.1 million decline in sales of mobile products due to uncompleted customer certifications and product releases of our new mobile product group, which declines occurred principally in EMEA and Mexico.
     Product revenue increased by $46.3 million for the six months ended June 30, 2008 compared to the same period of 2007. Of this increase, $39.1 million is attributable to the acquisition of TeT and $16.9 million resulted from increased sales in North America. The increase in product revenue during this period was, partially offset by a $4.5 million decrease in product sales in Mexico, and an $8.2 million decrease in sales of countertop products in Brazil and networking equipment and mobile products primarily in EMEA and Mexico, the causes of which decreases are described above.
Services Revenue
     Services revenue during the three months ended June 30, 2008 increased $13.0 million. Excluding the additional TeT service revenue of $10.0 million, services revenue increased principally from gains in Brazil of $3.8 million due to increased demand from existing service customers, and particulary from one Brazilian customer with which our service model is geared toward higher volume (lower margin) logistics operations for our terminals as well as our competitor’s terminals. The logistics contract with this Brazilian customer has been ramping upward since the beginning of 2007 and is expected to continue a gradual increase during 2008. Offsetting these gains was a decline of $1.0 million principally from decreased demand from one of our major customers in Mexico, which was acquired by an international bank, and a decline in Asia-Pacific due to a decrease in software related revenues.
     Services revenue increased for the six months ended June 30, 2008 by $18.5 million compared to the same period of 2007 principally from the acquisition of TeT, which accounted for $10.0 million of the increase. In addition, service revenues in Brazil increased $7.8 million for the six months ended June 30, 2008 compared to the same period in 2007, principally from increases in volume of service repairs for legacy products. Partially offsetting the increase was a decline of $1.4 million in Mexico due to a reduction of service repairs related to a major customer.
Costs of Revenue and Gross Profit
     Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Costs of revenue also include amortization of intangible assets related to our cost of product or services. Total gross profit as a percent of revenue increased to 26.9% for the three months ended June 30, 2008 from 12.9% for the three months ended June 30, 2007. Total gross profit as a percent of revenue increased to 27.2% for the six months ended June 30, 2008 from 22.3% for the six months ended June 30, 2007.
Product Gross Margin
     Product gross margin, excluding amortization, was 30.5% for the three months ended June 30, 2008, compared to 13.7% for the three months ended June 30, 2007. This increase is principally due to approximately $9.6 million of charges in the three months ended June 30, 2007 to write-off non compliant Peripheral Component Interconnect (“PCI”) inventory, warranty and other costs. Excluding such charges during the three months ended June 30, 2007, the gross margin would have been 33.8% versus the margin during the three months ended June 30, 2008 of 30.5%. The decrease in the comparable gross profit percentages during the three months ended June 30, 2008 compared to 2007 is principally the result of factory shut-down costs for our transition to contract manufacturing of $1.8 million incurred during the three months ended June 30, 2008. The product gross margin was also negatively impacted by charges of $0.9 million of additional freight, warranty and inventory obsolescence costs incurred during the quarter. In addition, product mix/pricing changes resulted in a net $0.4 million decline in product gross margin offset by sales volume increases. The decrease in product gross margin from product mix/pricing gross margin changes was principally comprised of multi-lane product gross margin sales gains at lower gross margins.
     Product gross profit, excluding amortization, was 31.5% for the six months ended June 30, 2008, compared to 26.0% for the six months ended June 30, 2007. This increase is principally due to approximately $9.6 million of one off charges in the three months ended June 30, 2007 for non compliant PCI inventory, warranty and other costs. Excluding such charges during the six months ended June 30, 2007 the gross margin would have been 36.0% versus the margin during the six months ended June 30, 2008 of 31.5%. The decrease in the comparable gross profit percentages during the six months ended June 30, 2008 compared to 2007 is due primarily to the factory shut down costs as well as additional freight, warranty and inventory obsolescence costs as noted above.
Service Gross Margin
     Services gross margin, excluding amortization, was 20.1% for the three months ended June 30, 2008, compared to 11.4% for the three months ended June 30, 2007. This increase in services gross margin is principally the addition of TeT and Brazil cost control which experienced an increase in asset management revenue of $2.9 million, while cost of sales remained constant at approximately $2 million between the periods. The services gross margin percentage for the remaining segments remained constant on a year over year basis.
     Services gross profit, excluding amortization, was 18.0% for the six months ended June 30, 2008, compared to 12.7% for the six months ended June 30, 2007. Gross profit related to services increased principally due to increased asset management revenue and cost controls in EMEA.
     Amortization expense included in cost of sales increased for the three and six months period ended June 30, 2008 over 2007 due to the acquisition of TeT on April 1, 2008.
Operating Expenses
     Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $6.8 million or 83.7% for the three months ended June 30, 2008 compared to the same three month period a year ago. Research and development expenses increased $5.6 million or 36.1% for the six months ended June 30, 2008 compared to the same period in 2007. The increase in expenses in 2008 compared to 2007 relates primarily to the acquisition of TeT. Excluding the impact of the TeT acquisition, research and development expense would have decreased by approximately $3.5 million primarily due to decreased personnel costs of approximately $1.7 million and a reduction in outsourced development fees of approximately $1.8 million.
     Selling, general and administrative (“SG&A”) expense consist primarily of sales and marketing expense, administrative personnel costs, and facilities operations. SG&A expense, excluding amortization, increased $13.7 million or 122.3% for the three months ended June 30, 2008 when compared to the same three month period a year ago. SG&A expense, excluding amortization, increased $13.2 million or 48.4% for the six months ended June 30, 2008 when compared to the same period in 2007. The increase in expense in 2008 compared to 2007 relates primarily to the acquisition of TeT. Excluding the impact of the TeT acquisition, SG&A would have increased by approximately $5.0 million for quarter and year to date ended June 30, 2008 compared to 2007. This increase is due to increases in general and administrative costs of $2.0 million due to professional fees and integration expenses related to the TeT acquisition and personnel related costs of approximately $2.3 million due to the prior year reversal of accrued stock compensation and bonus expense due to the non-achievement of performance goals during the quarter ended June 30, 2007. During the six months ended June 30, 2008 and 2007, we incurred approximately $3.3 million and $2.0 million respectively, in legal and accounting fees associated with our acquisition of TeT in April 2008. Additional costs will be incurred in the third quarter as the use of outside professionals will continue until all regulatory filings are completed, although we expect the amount of fees to be less than those incurred in the first half of 2008. Offsetting this increase is a decrease in selling expense principally from an improvement in bad debt costs of $1.7 million.
     Amortization expense included in operating expenses increased for the three and six months period ended June 30, 2008 over 2007 due to the acquisition of TeT on April 1, 2008.
     In addition to the above, in June 2007, we completed the sale of our headquarters facilities located in Phoenix, Arizona for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. The gain of $3.8 million is included as a separate line within operating expenses in our consolidated statements of operations and is included in the corporate operating income relative to the segment and geographic information as disclosed in Note 6 to the consolidated financial statements of this Quarterly Report.

Non-Operating Income
     Non-operating income consists of net interest income, foreign currency gains and losses, and other income and losses. For the three and six months ended June 30, 2008 and 2007, our interest income (loss) net of interest expense was ($2.2) million and $0.8 million, and ($1.4) million and $1.6 million, respectively, as we converted our investments to cash in order to fund the acquisition of TeT. Interest expense was $2.5 million during the quarter ended June 30, 2008 due to $60 million in debt proceeds received for the funding of the TeT acquisition. Foreign currency losses for the three and six months ended June 30, 2008 and 2007 were $0.3 million and $0.4 million, and $0.2 million and $1.0 million, respectively. The decrease in foreign currency losses is principally attributable to the general strength of foreign currencies against the US dollar and efficiencies associated with our currency hedging.
Provision for Income Taxes
     Income tax provision before discontinued operations for federal, state and foreign taxes was $0.7 million for the three months ended June 30, 2008, compared to a benefit of $0.9 million for the three months ended June 30, 2007. The income tax provision during the three months ended June 30, 2008 was due primarily to a write-off of certain deferred tax assets that were deemed unrealizable in certain jurisdictions. Income tax provision before discontinued operations for federal, state and foreign taxes was $0.01 million for the six months ended June 30, 2008, compared to a benefit of $0.2 million for the six months ended June 30, 2007.
     Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three months ended June 30, 2008 and 2007 was 6.5% and 13.6%, respectively. Our consolidated effective tax rate for the six months ended June 30, 2008 and 2007 was 0.1% and 2.5%, respectively. We do not believe the consolidated effective tax rate for the three months ended March 31, 2008 is a meaningful measure due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.
     We continue to provide a valuation reserve against substantially all deferred tax asset balances as of June 30, 2008. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
     During the three months ended June 30, 2008 and 2007, we recorded income from discontinued operations of $0.1 and a loss of $0.04 million, respectively, related to our UK leasing operations. The income from discontinued operations recorded during the three months ended June 30, 2008 and 2007 is due to reimbursements of previously paid commissions for those leases not reaching full lease term. For the six months ended June 30, 2008 and 2007, we recorded income from discontinued operations of $0.3 million and $0.7 million, respectively, related to our U.K. leasing operations. The income from discontinued operations in 2007 is principally due to reimbursements of commissions previously paid by us.
Segment Information
     As noted above, we report information pertaining to three business segments as follows: (i) Americas, (ii) EMEA, and (iii) Asia-Pacific. Our Chief Operating Decision Maker (“CODM”) consists of a group comprised of our Chief Executive Officer and Interim Chief Financial Officer. With respect to such segments, our CODM review the products and services revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation.
     The Americas business segment consists of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia-Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.

     The following table set forth the revenues and operating results by business segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,
		% of		% of	Dollar
	2008	Revenue	2007	Revenue	Change
Net revenues:
Americas	$37,604	30.0%	$34,535	51.2%	$3,069
EMEA	72,545	57.8%	20,440	30.3%	52,105
Asia-Pacific	15,275	12.2%	12,502	18.5%	2,773

Total net revenues	$125,424	100.0%	$67,477	100.0%	$57,947

Operating income:
Americas	$1,772	1.4%	$(2,631)	-3.9%	$4,403
EMEA	5,419	4.3%	51	0.1%	5,368
Asia-Pacific	1,597	1.3%	1,334	2.0%	263
Shared Cost Centers	(16,776)	-13.4%	(5,729)	-8.5%	(11,047)

Total operating income	$(7,988)	-6.4%	$(6,975)	-10.3%	$(1,013)

	Six Months Ended June 30,
		% of		% of	Dollar
	2008	Revenue	2007	Revenue	Change
Net revenues:
Americas	$79,807	40.5%	$68,803	52.0%	$11,004
EMEA	89,680	45.5%	39,381	29.8%	50,299
Asia-Pacific	27,634	14.0%	24,120	18.2%	3,514

Total net revenues	$197,121	100.0%	$132,304	100.0%	$64,817

Operating income:
Americas	$7,087	3.6%	$369	0.3%	$6,718
EMEA	8,133	4.1%	5,122	3.9%	3,011
Asia-Pacific	3,364	1.7%	3,723	2.8%	(359)
Shared Cost Centers	(28,637)	-14.5%	(18,962)	-14.3%	(9,675)

Total operating income	$(10,053)	-5.1%	$(9,748)	-7.4%	$(305)

     Americas net revenues increased for the quarter to date and year to date due principally as a result of increases in North America countertop and multi-lane revenues of $16.0 million, offset by declines in countertop and mobile revenues in Mexico of $4.6 million. EMEA net revenues increased principally as a result of the addition of TeT, which contributed an additional $49.1 million in revenue. Asia-Pacific net revenues increased principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $1.3 million in incremental revenues in 2008 over 2007, and to increases in sales of countertop and networking equipment of approximately $2.2 million
     Americas operating income increased principally as a result of the increases in North America net revenues. EMEA operating income increased principally as a result of increased sales and the acquisition of TeT. Shared cost centers expenses increased principally as a result of the acquisition of TeT, which increased global research and development of $4.0 million, as discussed above. The remainder of the increase is due to increases in general and administrative costs of $0.5 million related to the separation agreement with our former Chief Financial Officer, $3.6 million in professional fees and contingencies for current pending legal matters, and personnel related costs of approximately $2.3 million due to the prior year reversal of accrued stock compensation and bonus expense resulting from the non-achievement of performance goals during the quarter ended June 30, 2007.
Cash Flows, Liquidity and Capital Resources
     We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first six months of 2008, our primary source of cash was cash provided by operations and the issuance of debt to complete the acquisition of TeT.
     Cash Flows
     Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the six months ended June 30, 2008 was $18.1 million, compared to cash used in operations of $0.2 million for the six months ended June 30, 2007. The principal reason for the increase in cash provided by operations from the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is the change in operating assets and liabilities caused by a reduction in accounts receivable due to the collection of large year end sales transactions and the increase in our accounts payable as a result of our contract manufacturing relationship. Accounts receivable payment terms for most of our customers are generally between 30 and 60 days. We offer longer payment terms to certain customers as part of selling and marketing efforts.
     Cash used in investing activities was $117.0 million for the six months ended June 30, 2008, compared to cash provided in investments of $5.9 million for the six months ended June 30, 2007. Cash used in investing for the six months ended June 30, 2008 consisted of cash used for the aquisition of TeT and for purchases of property, plant and equipment of $3.1 million . Cash provided by investing for the six months ended June 30, 2007 consisted principally of the of $5.2 million of proceeds from the sale of short term investments and $16.2 million from the sale of our corporate headquarters offset by the acquisition of ACG for $12.7 million and purchases of property, plant and equipment of $3.8.
     Financing cash flows for the three and six months ended June 30, 2008 consist principally of cash received from the issuance of common stock due to the exercise of employee stock options and the cash received to finance the TeT acquisition under the credit agreement described below. Cash provided by financing activities for the six months ended June 30, 2008 was $59.5 million, compared to cash provided in financing activities of $0.3 million for the six months ended June 30, 2007.
     Cash flows from discontinued operations during the three and six months of 2008 were not material.
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
     Liquidity and Capital Resources
     At June 30, 2008, cash and cash equivalents and short-term investments were $37.9 million and $4.0 million, respectively, compared to $76.9 million and $5.0 million at December 31, 2007, respectively. Working capital decreased $73.1 million from $119.7 million at December 31, 2007 to $46.6 million at June 30, 2008.
     During the quarter we completed the acquisition of TeT for approximately $147.4 million in cash, which included a base purchase price of $120.0 million and approximately $23.6 million of cash and excess working capital adjustments. To fund the acquisition, on February 13, 2008, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”). The Credit Agreement provided for a loan of $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at our election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded by an affiliate of FP II, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due four years from the funding date. Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility or other financing options will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations and our TeT acquisition debt requirements through the next 12 months.

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
Effect of Inflation
     Inflation has not had a significant effect on our operations for any period presented herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At June 30, 2008, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents on the consolidated financial statements included herein because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.
     Our investment portfolio, consisting of fixed income securities, was $4.0 million as of June 30, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of June 30, 2008, the decline in the fair value of our investment portfolio would not be material given that our discount notes have fixed rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows. However, these fixed income securities were liquidated subsequent to the end of June 30, 2008.
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
     A substantial portion of our revenue and capital spending is transacted in either U.S. dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Central and South American, Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy regarding foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At June 30, 2008, we had foreign currency forward contracts payables in the amount of $0.2 million, denominated principally in the Brazilian real, Thai baht, Mexican peso and Australian dollar, with smaller contracts for the British pound and Chilean peso. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.
     We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. At June 30, 2008, there were no borrowings under our revolving credit facility. As such, our interest rate risk was not significant with respect to the line of credit. To fund the TeT acquisition on April 1, 2008, we borrowed $60 million of term debt at a fixed interest rate of 10%.
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
     Our management, with the participation of our Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Interim Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.
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
CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:08-CV-00098, filed on March 6, 2008)
     CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas, Marshall Division, against us and others, alleging that certain of our terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, we filed our answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. We also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent.

EEOC Charge
     On July 10, 2008, the U.S. Equal Employment Opportunity Commission (“EEOC”) notified us that a charge of employment discrimination had been filed against us by a former employee who resigned in January 2008, alleging that we, through the actions of our Chief Executive Officer, had violated Title VII of the Civil Rights Act and The Equal Pay Act by discriminating against the former employee on the basis of gender. We are required to provide a statement of our position to the EEOC by August 11, 2008. We deny the former employee’s allegations and intend to vigorously defend ourselves in this matter.
Sichuan (China) Intermediate Court Actions No. 867 of 2005 and No. 145 of 2007
     In November 2006 and January 2007, the Sichuan Intermediate Court joined Hypercom China Co., Ltd. as a third party defendant to two separate proceedings between Sichuan Zhong Xin Hao Yuan Hi-tech Group (“Sichuan Zhong Xin”) and Shenzhen Ying Ke Yuan Industrial Co., Ltd. (“Shenzhen Ying Ke Yuan”) claiming damages relating to two 2004 purchase and sale contracts between them involving certain products, including products made by us. We were not a party to such contracts and defended by claiming that we had no liability for the parties’ alleged damages. In December 2007, the Court entered judgment in both cases and held, among other things, that we were not liable for the parties’ alleged damages. In January 2008, Sichuan Zhong Xin appealed the judgment of the Sichuan Intermediate Court. The appeal was heard by the People’s Higher Court of Sichuan Province on July 25, 2008. The People’s Higher Court has not yet announced a ruling.
Item 1A. Risk Factors.
     We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” in this quarterly report on Form 10-Q. This quarterly report on Form 10Q, including the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, have not materially changed.
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 5, 2008, we held our Annual Meeting of Stockholders at which our stockholders elected three Class I Directors for a term of two years. All nominees for election as Class I Directors were unopposed and elected as follows:
Election of Directors

				Broker Non-
Nominee	For	Withheld	Abstentions	Votes
Daniel D. Diethelm	37,585,924	5,881,108	-0-	-0-
Norman Stout	35,520,569	7,946,473	-0-	-0-
Philippe Tartavull	37,640,943	5,826,099	-0-	-0-
As Class II directors, Johann J. Dreyer, Keith B. Geeslin, Ian K. Marsh and Phillip J. Riese, continued to serve after our 2008 Annual Meeting of Stockholders. Their terms will expire at the 2009 Annual Meeting of Stockholders.

In addition, our stockholders approved the proposed 2008 Employee Stock Purchase Plan and ratified the selection of Ernst & Young as our independent auditor for the fiscal year ending December 31, 2008. The results were as follows:
Approval of 2008 Employee Stock Purchase Plan

			Broker Non-
For	Against	Abstentions	Votes
32,266,506	2,220,206	1,766,653	17,140,503
Ratification of Ernst & Young as independent auditor for 2008

			Broker Non-
For	Against	Abstentions	Votes
43,310,378	146,591	10,073	-0-
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

4.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

4.2	Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.3	Registration Rights Agreement, dated as of April 1, 2008, by and between Hypercom Corporation and FP Hypercom Holdco, LLC (incorporated by reference to Exhibit 4.2 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.1	Amendment to the Share Purchase Agreement (Amendment Nº1), dated as of April 1, 2008, by and between Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 11, 2008	By:	/s/ Philippe Tartavull
Philippe Tartavull

Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: August 11, 2008	By:	/s/ Robert M. Vreeland
Robert M. Vreeland

Interim Chief Financial Officer (principal financial officer)

Date: August 11, 2008	By:	/s/ Shawn C. Rathje
Shawn C. Rathje

Chief Accounting Officer and Controller (principal accounting officer)