Form 10-Q
period 2008-09-30
HYPERCOM CORP
filed 2008-11-10
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008

Common Stock, $.001 par value per share	53,414,018 shares

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations – Three and nine months ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows – Three and nine months ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 6. Exhibits	34

Signatures	35
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-31.1
EX-31-2
EX-32
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Amounts in thousands, except share data	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,111	$76,925
Short-term investments	499	4,988
Accounts receivable, net of allowance for doubtful accounts of $7,353 and $4,034, respectively	88,438	71,341
Inventories	47,226	22,343
Prepaid expenses and other current assets	20,650	15,251
Deferred income taxes	—	497

Total current assets	187,924	191,345
Property, plant and equipment, net	26,478	17,694
Intangible assets, net	70,534	10,502
Goodwill	87,645	10,224
Deferred acquisition costs	—	12,529
Other long-term assets	10,839	7,950

Total assets	$383,420	$250,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,707	$30,448
Accrued payroll and related expenses	16,158	9,889
Accrued sales and other taxes	7,212	7,427
Product warranty liabilities	6,903	1,754
Accrued other liabilities	24,898	16,154
Deferred revenue	12,747	5,497
Deferred tax liabilities	3,466	—
Income taxes payable	4,036	519

Total current liabilities	137,127	71,688
Deferred tax liabilities	19,542	620
Long-term debt, net of discount	46,571	—
Other liabilities	11,946	3,437

Total liabilities	215,186	75,745

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,414,018 and 53,167,702 shares outstanding, respectively	57	56
Additional paid-in capital	272,008	251,034
Accumulated deficit	(64,444)	(53,842)
Treasury stock, 3,162,248 shares (at cost) at September 30, 2008 and December 31, 2007	(22,749)	(22,749)
Accumulated other comprehensive income	(16,638)	—

Total stockholders’ equity	168,234	174,499

Total liabilities and stockholders’ equity	$383,420	$250,244

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except share and per share data)
Net revenue:
Products	$86,992	$48,166	$229,350	$144,199
Services	35,255	22,652	90,017	58,923

Total net revenue	122,247	70,818	319,367	203,122

Costs of revenue:
Products	56,314	32,129	153,852	103,171
Services	25,822	17,367	70,712	49,017
Amortization of purchased intangible assets	1,033	91	2,190	261

Total costs of revenue	83,169	49,587	226,754	152,449

Gross profit	39,078	21,231	92,613	50,673

Operating expenses:
Research and development	13,637	6,104	34,641	21,541
Selling, general and administrative	20,059	14,427	60,493	41,674
Amortization of purchased intangible assets	1,926	161	4,076	441
Gain on sale of real property	—	(22)	—	(3,796)

Total operating expenses	35,622	20,670	99,210	59,860

Income (loss) from continuing operations	3,456	561	(6,597)	(9,187)
Interest income	248	1,141	1,367	2,867
Interest expense	(1,951)	(5)	(4,463)	(108)
Foreign currency loss	(45)	(327)	(250)	(1,356)
Other income (expense)	6	(13)	155	(7)

Income (loss) before income taxes and discontinued operations	1,714	1,357	(9,788)	(7,791)
Income tax provision	(749)	(966)	(759)	(737)

Income (loss) before discontinued operations	965	391	(10,547)	(8,528)
Income (loss) from discontinued operations	(340)	138	(55)	789

Net income (loss)	$625	$529	$(10,602)	$(7,739)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.02	$0.01	$(0.20)	$(0.16)
Income (loss) from discontinued operations	(0.01)	—	—	0.01

Basic and diluted income (loss) per share	$0.01	$0.01	$(0.20)	$(0.15)

Shares used in computing net income (loss) per share:

Basic weighted average common shares	53,352,596	52,852,410	53,306,873	53,838,846

Diluted weighted average common shares	53,418,622	53,023,085	53,306,873	53,838,846

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Cash flows from continuing operations:
Net loss from continuing operations	$(10,547)	$(8,528)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,140	5,971
Amortization of purchased intangibles	6,266	702
Interest conversion to debt	3,038	—
Amortization of debt issuance costs	64	—
Amortization of discount on notes payable	1,090	—
Amortization of discounts on short-term investments	(61)	(785)
Provision (reversal) for doubtful accounts	(651)	825
Provision for excess and obsolete inventory	2,431	7,062
Provision for warranty and other product charges	3,192	1,944
Deferred income tax benefit	761	34
Non-cash share-based compensation	2,681	1,109
Foreign currency gains (losses)	615	(1,378)
Gain on sale of real property	—	(3,796)
Non-cash write-off of intangibles and other assets	606	478
Changes in operating assets and liabilities, net of effects of business acquisitions	(2,668)	2,183

Net cash provided by operating activities	13,957	5,821

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,209)	(5,319)
Proceeds from the sale of real property	—	16,250
Cash paid for acquisitions including acquisition costs deferred, net of cash acquired	(115,168)	(12,707)
Software development costs capitalized	(57)	(1,160)
Purchase of short-term investments	(37,375)	(126,057)
Proceeds from the sale or maturity of short term investments	41,925	165,690

Net cash provided by (used in) investing activities	(116,884)	36,697

Cash flows from financing activities:
Repayments of bank notes payable and other debt instruments	(434)	(5)
Debt issuance cost	(687)	—
Proceeds from issuance of common stock	639	544
Proceeds from long term debt	60,000	—

Net cash provided by financing activities	59,518	539

Effect of exchange rate changes on cash	(2,405)	507

Net increase (decrease) in cash flows from continuing operations	(45,814)	43,564
Net cash provided used in operating activities-discontinued operations	—	(6)
Cash and cash equivalents, beginning of period	76,925	34,190

Cash and cash equivalents, end of period	$31,111	$77,748

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     These accompanying interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. For the Company, SFAS 141R will generally apply prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact that the implementation of SFAS 141R may have on the Company’s consolidated results of operations and financial position, if any.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the implementation of SFAS 160 may have on the Company’s consolidated results of operations and financial position.
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for the Company on January 1, 2008; however, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 157-2 (FSP 157-2),

which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company intends to adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2, and is in the process of determining the related impact on the Company’s consolidated financial statements.
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
2. Business Combination
Thales e-Transactions
     On April 1, 2008, the Company acquired all of the outstanding shares of Thales e-Transactions. The Company acquired the Thales e-Transactions business line to expand the Company’s geographic reach in Europe and increase the Company’s size and scale, with the expectation of accelerating product cost reductions given the convergence towards a single, combined product family.
     The consideration paid to acquire TeT was $147.4 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement with Francisco Partners II, L.P., which provided funding of $60 million. See Note 8 of Notes to Consolidated Financial Statements for additional information related to this credit agreement.
     The purchase price consisted of the following (in thousands):

Cash paid to purchase TeT shares	$120,000
Cash paid for working capital and assumed debt	23,611
Transaction costs and expenses	3,827

Total purchase price	$147,438

     Cash reconciliation of total purchase price (in thousands):

		Balance Accrued
		as of September
	Total	30, 2008	2008	2007
Cash paid for TeT shares and working capital	$133,611	$—	$133,611	$—
Cash paid for transaction cost	3,827	37	3,422	368
Cash deposit	10,000	—	—	10,000

Subtotal	147,438	37	137,033	10,368
Cash acquired from TeT	(21,865)	—	(21,865)	$—

Total cash paid, net of cash acquired	$125,573	$37	$115,168	$10,368

     Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to TeT’s tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the net tangible and intangible assets is recorded as goodwill. The initial allocation of the purchase price is based on preliminary estimates and currently available information.
     Based on the initial valuation, which has not been finalized, and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash	$21,865
Accounts receivable	38,900
Inventory	9,426
Property, plant and equipment	5,757
Other assets	11,276
Amortizable intangible assets:
Customer relationships	66,350
Unpatented technology	5,688
Trademarks, trade names	2,127

Total assets	161,389
Deferred revenue	(6,904)
Other current liabilities	(62,017)
Net deferred tax liabilities	(22,117)
Non curent liabilities	(6,615)

Total liabilities	(97,653)
Fair value of tangible and intangible assets acquired, net of liabilities assumed	63,736
Goodwill	83,702

Total purchase price	$147,438

     Net Tangible and Intangible Assets. Of the total purchase price, a preliminary estimate of approximately $74.2 million has been allocated to net tangible assets acquired either based on their approximate fair value or their carrying value if the fair value had not yet been determined.
     On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan that is not yet complete. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $5.8 million in accordance with the requirements of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (”EITF 95-3”). See Note 3 of Notes to Consolidated Financial Statements for additional information related to the restructuring plan. As the Company finalizes its restructuring plan, additional amounts may be accrued into the purchase price.
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
     The fair value of intangible assets was determined using an income approach, based on discussions with TeT management and a review of certain transaction-related documents and forecasts prepared by the Company and TeT management. The rate utilized to discount net cash flows to their present values is 21%. This discount rate was determined after consideration of the Company’s weighted average cost of capital specific to this transaction and the assets being purchased.
     Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company’s acquisition-related intangible assets and the Company’s intended future use of the intangible assets. Certain deferred tax liabilities have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken and prior to the completion of a third party valuation of TeT’s assets. Included in the amounts recorded on a preliminary basis is approximately $22.1 million deferred tax liability recorded as an addition to goodwill in connection with the purchase price allocation.

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
     As of September 30, 2008, the purchase price allocation is preliminary and is subject to adjustment for final valuation of intangible assets, property, plant and equipment, pre-acquisition contingencies, deferred taxes and EITF 95-3 restructuring charges. Also, the purchase price is subject to a working capital adjustment, which has yet to be finalized. In addition, the Company may also be required to pay Thales SA, the former parent of TeT, a contingent payment (or “earn out”) of an additional $30.0 million if the combined companies’ performance in 2008 exceeds $30 million dollars of EBIT as defined by the agreement.
     The following represents the pro forma results of operations for the nine months ended September 30, 2008 and gives effect to the acquisition of TeT as if the acquisition was consummated at the beginning of fiscal year 2008. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net income includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million. The unaudited pro forma information is as follows:

Total net revenue	$362,511
Net loss	$(19,262)
Net loss per share — basic and diluted	$(0.36)
ACG Group
     On February 8, 2007, the Company acquired the assets of ACG Group Pty Limited (“ACG”), a provider of installation, technical support, courier services and help desk services for point of sale equipment in Australia. The acquisition builds on the Company’s existing card payment terminal business in Australia and expands the Company’s service business footprint in the Asia-Pacific marketplace by providing merchant support for all point of sale terminals in Australia, as well as a business platform for potential expansion throughout the region.
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
3. Restructuring and Other Charges
Restructuring
     During the second quarter of 2008, the Company accrued the remaining lease termination and severance costs related to the exit out of its manufacturing facility in China. The total costs of the lease termination and severance costs of $0.5 million were recorded in costs of revenue. The Company paid the cost during the third quarter of 2008.
Thales e-Transactions
     On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan that is not yet complete. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $5.8 million. The balance at September 30, 2008 is included in accrued other liabilities.
     Activities related to the TeT acquisition restructuring plan are as follows (in thousands):

	Facilities	Severance	Total
Balance at March 31, 2008	$—	$—	$—
Additions	409	5,400	5,809
Cash payments	(262)	—	(262)
Currency translation adjustment	(24)	(537)	(561)

Balance at September 30, 2008	$123	$4,863	$4,986

4. Leases
Sales-Type Leases
     The Company’s net investment in sales-type leases consists of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

	2008	2007
Lease contracts receivable	$18,504	$6,495
Unearned revenue	(2,812)	(524)

Net investment in sales-type leases	$15,692	$5,971

     Lease contracts receivables are included in prepaid expenses and other current assets and other long-term assets in the Company’s consolidated balance sheets at September 30, 2008 and December 31, 2007.
5. Inventories
     Inventories consist of the following at September 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Purchased parts	$6,351	$8,676
Work in progress	1,194	4,566
Finished goods	39,681	9,101

	$47,226	$22,343

6. Property, Plant and Equipment
     Property, plant and equipment consist of the following at September 30, 2008 and December 31, 2007 (in thousands):

	2008	2007
Buildings	$2,524	$2,524
Computer equipment and software	29,358	24,955
Machinery and equipment	28,449	25,793
Equipment leased to customers	7,658	4,350
Furniture and fixtures	5,724	4,944
Leasehold improvements	6,583	3,809
Construction in process	4,413	3,832

	84,709	70,207
Less accumulated depreciation	(58,231)	(52,513)

	$26,478	$17,694

     In June 2007, the Company completed the sale of its headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. The Company recorded a gain of $3.8 million on the sale in the second quarter of 2007. The gain of $3.8 million is included as a separate line within operating expenses in the Company’s consolidated statements of operations and is included in the corporate operating income relative to the segment and geographic information as disclosed in Note 14 of Notes to Consolidated Financial Statements.
7. Intangible Assets, Net, and Goodwill
     Intangible assets consist of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Capitalized software	$4,789	$6,159	$(3,536)	$(3,949)	$1,253	$2,210
Customer and supplier relationships	62,564	2,830	(3,281)	(263)	59,283	2,567
Unpatented technology	7,418	2,300	(2,158)	(240)	5,260	2,060
Trademarks, trade names	4,134	2,220	(842)	(204)	3,292	2,016
Service know-how	1,330	1,330	(222)	(122)	1,108	1,208
Other	609	609	(271)	(168)	338	441

	$80,844	$15,448	$(10,310)	$(4,946)	$70,534	$10,502

     Amortization of these intangibles is provided on a straight-line method over their estimated useful lives:

Capitalized software	3 years
Customer relationships	4-10 years
Unpatented technology	2-10 years
Trademarks, trade names	2-10 years
Service know-how	10 years
Other	2-5 years
     Amortization expense related to intangible assets used in continuing operations was $7.1 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. Based on the intangible assets recorded at September 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period is expected to be as follows: $3.1 million for the remainder of 2008, $11.4 million for 2009, $11.2 million for 2010, $10.7 million for 2011 and $10.6 million for 2012.
Goodwill
     Activity related to goodwill consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Balance, beginning of year	$10,224	$2,691
Additions related to acquisitions	83,702	6,820
Resolution of tax contingencies and adjustments to tax reserves, valuation allowances and performance holdback established in purchase accounting	2,184	713
Currency translation adjustment	(8,465)	—

Balance, end of period	$87,645	$10,224

8. Long-term Debt
Revolving Credit Facilities
     On March 31, 2006, the Company entered into a line of credit agreement with a bank pursuant to which the Company had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and was set to expire on March 31, 2008, but was extended to March 31, 2009. No amounts were borrowed against the line of credit as of September 30, 2008. However the Company has outstanding letters of credit totaling $0.4 million at September 30, 2008.

     On January 15, 2008, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25 million. Under the Loan Agreement, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus 175 basis points, or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011. No amounts were borrowed against the line of credit as of September 30, 2008. The Company has outstanding letters of credit totaling $3.1 million at September 30, 2008. On November 4, 2008 we borrowed $6.4 million against the line of credit.
     Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.
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
     In the event of a default by the Borrowers, the Agent may, at the direction of the lenders, terminate the lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Company under the Loan Agreement are secured by its inventory and accounts receivable of certain of the Company’s subsidiaries in the United States and the United Kingdom. The remaining balance of the Company’s consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company’s obligations as guarantor under the Loan Agreement are unsecured.
Acquisition Financing
     In February 2008, in connection with the acquisition of TeT, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”) pursuant to a commitment letter dated December 20, 2007 between the Company and FP II. See Note 2 of Notes to Consolidated Financial Statements for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded on April 1, 2008 by an affiliate of FP II, FP Hypercom Holdco, LLC. All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, the lender was granted a five-year warrant to purchase approximately 10.5 million shares (the “Warrant”) of the Company’s common stock at $5.00 per share. The Warrant contains a cashless exercise provision which can be utilized by the lender at its sole option. The cashless exercise provision permits the lender, in lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of the Warrant in whole or in part, to receive upon such exercise the “net number” of shares of the Company’s common stock determined according to the agreement. In the event the lender elects a cashless exercise of the Warrant, the Company will not receive any cash payment for the shares delivered to the lender pursuant to such cashless exercise.
     The estimated fair value of the common stock Warrants at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the warrants was February 14, 2008, when all relevant terms and conditions of the debt agreement have been reached in accordance with Accounting Principles Board No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The total fair value of these stock Warrants of $17.8 million was recorded as additional paid in capital and loan discount. The loan discount will be amortized as interest expense over the life of the Credit Agreement and amounted to $0.2 and $1.1 million for the three and nine months ended September 30, 2008, respectively.
     In accordance with the loan agreement, the Company added $3.0 million of interest due to the principal value of the loan during the nine months ended September 30, 2008.
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
     Long-term debt consists of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

2008
Francisco Partners Credit Agreement	$60,000
Interest conversion to debt	3,038
Discount on warrants issued to Francisco Partners	(16,666)
Debt assumed on acquisitions	199

Long-term debt	$46,571

9. Other Comprehensive Income (loss)
     Other comprehensive income for the three and nine months ended September 30, 2008 and 2007 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$625	$529	$(10,602)	$(7,739)
Foreign currency translation adjustment	(18,137)	—	(16,638)	—

Total comprehensive income (loss)	$(17,512)	$529	$(27,240)	$(7,739)

10. Share Based Plan Compensation
     The following table summarizes share-based compensation expense (reversal) included in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Costs of revenue	$69	$(11)	$71	$72
Research and development	36	(169)	162	(194)
Selling, general and administrative	823	244	2,448	1,231

Total	$928	$64	$2,681	$1,109

     Share-based compensation expense (reversal) included $0.1 million and $(0.2) million of payroll tax paid on behalf of employees that received stock awards during the nine months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $3.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 year.
     During the second quarter of 2007, the Company reversed $1.9 million of previously recognized expense due to non-achievement of performance goals related to restricted stock awards.
Stock Options
     At September 30, 2008, the Company had three active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.
     A summary of stock option activity within the Company’s share-based compensation plans and changes for the three months ended September 30, 2008 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at September 30, 2008	4,394,218	$5.90	7.54	$100

Vested and expected to vest at September 30, 2008	4,114,916	$5.99	7.42	$98

Exercisable at September 30, 2008	2,104,857	$7.26	5.62	$89

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.2 million.
     The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average risk free interest rate	3.14%	4.50%	2.88%	4.51%
Expected life of the options (in years)	5.51	5.38	4.72	5.41
Expected stock price volatility	48.5%	55.5%	47.8%	56.8%
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the United States treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $1.90 and $2.94, respectively.
Restricted Stock Awards
     The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense (reversal) related to all restricted stock awards outstanding at September 30, 2008 and 2007 was approximately $0.3 million and $(0.7) million, respectively. As of September 30, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was approximately $0.1 million, which is expected to be recognized over a weighted-average period approximately one year. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting of the award.
     A summary of nonvested restricted stock activity for the nine months ended September 30, 2008 is as follows:

		Weighted
	Nonvested	Average Grant
	Shares	Date Fair Value
	Outstanding	per Share
Balance at December 31, 2007	75,000	$6.24
Shares granted in 2008	75,000	3.99
Shares vested in 2008	(100,000)	5.21

Balance at September 30, 2008	50,000	$4.94

     The total fair value of restricted shares vested during the nine months ended September 30, 2008 and 2007 was $0.5 million and $0.3, respectively.
Employee Stock Purchase Plan
     Under SFAS 123R, the Company’s 1997 Employee Stock Purchase Plan (the “Purchase Plan”) is considered compensatory. During the nine month periods ended September 30, 2008 and 2007, the Company recorded compensation expense of $41,914 and $42,475, respectively, related to the Purchase Plan.
11. Earnings per Share
     Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,352,596	52,852,410	53,306,873	52,838,846
Dilutive effect of stock options and warrants	66,026	170,675	—	—

Shares used in diluted income per share calculation	53,418,622	53,023,085	53,306,873	52,838,846

Options and warrants that could potentially dilute income per share in the future that were not included in the computation of diluted income per share (a)	14,922,199	3,199,878	14,936,917	3,163,814

(a)	These options and warrants were not included in the computation of diluted income (loss) per share because they were not dilutive.
12. Income Taxes
     Income tax expense before discontinued operations for federal, state and foreign taxes was $0.7 million and $1.0 million for the three month periods ended September 30, 2008 and 2007, respectively, and $0.8 and $0.7 million for the nine month periods ended September 30, 2008 and 2007, respectively. The Company’s consolidated effective tax rates for the three month and nine month periods ended September 30, 2008 were 43.7% and (7.7%), respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three and nine month period ended September 30, 2008 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of September 30, 2008. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).
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
     The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or statements of cash flows. The total amount of unrecognized tax benefits at September 30, 2008 is $7.8 million, of which $4.0 million would impact the Company’s effective tax rate were it to be recognized.
     The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and there are no penalties accrued at September 30, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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
     SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Beaumont Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court of the Eastern District of Texas against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 (the “‘862 Patent”) allegedly owned by SPA. The plaintiff is seeking a judgement of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company has filed an answer denying liability on the basis of lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office has completed its re-examination of the ‘862 Patent.
     CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas, Marshall Division, against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: United States Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications”, issued on August 23, 2005, and United States Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent.
     EEOC Charge by Former Employee. On July 10, 2008, the United States Equal Employment Opportunity Commission (“EEOC”) notified us that a charge of employment discrimination had been filed against us by a former employee who resigned in January 2008, alleging that we, through the actions of our Chief Executive Officer, had violated Title VII of the Civil Rights Act and The Equal Pay Act by discriminating against the employee on the basis of her gender. On September 8, 2008, we filed a response to the EEOC’s request for information and a position statement denying the former employee’s allegations and setting forth the factual and legal basis in support of our request that the charge be dismissed in its entirety.
     Appeal of Sichuan (China) Intermediate Court Actions No. 867 of 2005 and No. 145 of 2007. In November 2006 and January 2007, the Sichuan Intermediate Court joined Hypercom China Co., Ltd. as a third party defendant to two separate proceedings between Sichuan Zhong Xin Hao Yuan Hi-tech Group (“Sichuan Zhong Xin”) and Shenzhen Ying Ke Yuan Industrial Co., Ltd. (“Shenzhen Ying Ke Yuan”) claiming damages relating to two 2004 purchase and sale contracts between them involving certain products, including products made by us. We were not a party to such contracts and defended by claiming that we had no liability for the parties’ alleged damages. In December 2007, the Court entered judgment in both cases and held, among other things, that we were not liable for the parties’ alleged damages. In January 2008, Sichuan Zhong Xin appealed the judgment of the Sichuan Intermediate Court. The appeal was heard by the People’s Higher Court of Sichuan Province on July 25, 2008. The People’s Higher Court has not yet announced a ruling.
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

     The Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS 131, is the Company’s Chief Executive Officer. The CODM reviews the product and service revenues; gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs; direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation. Intersegment sales approximate market prices and are not significant. Reportable segment data follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Revenue
Americas	$42,436	$39,218	$122,243	$108,022
EMEA	64,685	17,581	154,363	56,962
Asia Pacific	15,126	14,019	42,761	38,138
Shared cost centers	—	—	—	—

	$122,247	$70,818	$319,367	$203,122

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Income
Americas	$4,299	$4,393	$10,955	$4,732
EMEA	10,193	4,392	18,246	9,281
Asia Pacific	1,912	3,006	5,996	6,635
Shared cost centers	(12,948)	(11,230)	(41,794)	(29,835)

Total segment loss	$3,456	$561	$(6,597)	$(9,187)

Interest income	248	1,141	1,367	2,867
Interest expense	(1,951)	(5)	(4,463)	(108)
Foreign currency loss	(45)	(327)	(250)	(1,356)
Other income (expense)	6	(13)	155	(7)

Loss before income taxes and discontinued operations	$1,714	$1,357	$(9,788)	$(7,791)

	September 30,	December 31,
	2008	2007
Total Assets
Americas	$75,820	$79,210
EMEA	238,523	29,482
Asia Pacific	51,663	55,004
Shared cost centers	17,414	86,548

	$383,420	$250,244

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
     The following table reconciles the changes to the product warranty liability for the three and nine months periods ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,940	$3,766	$1,754	$2,636
Warranty liability assumed on acquisitions	—	—	5,344	—
Warranty charges from normal operations	1,352	51	3,192	1,944
Warranty reversals related to the 2005 Business Review	—	—	—	(100)
Utilization of warranty liability	(1,389)	(1,683)	(3,387)	(2,346)

Balance at end of period	$6,903	$2,134	$6,903	$2,134

     Deferred revenue associated with the Company’s extended warranty programs was $2.9 million and $1.8 million at September 30, 2008 and December 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statements Regarding Forward-looking Statements
     This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; the continued growth of our multi-lane revenues in connection with our indirect sales model for, as well as direct sales of, our multi-lane products; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories, product quality and on-time deliveries; the timing and success of integration activities related to the recent acquisition of the Thales e-Transactions business line (“TeT”), and the expected results and benefits of such transaction; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively hedge our exposure to foreign currency rate fluctuations; our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; future access to capital on terms that are acceptable to us; compliance with covenants contained in our Loan Agreement and Credit Agreement; as well as assumptions related to the foregoing.
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
     Without limitation of the foregoing, among the other important factors or risks that could cause our actual results to differ from those contained in our forward-looking statements are:
•	with regard to our recent acquisition and ongoing integration of TeT: (i) the inability to assimilate the technologies, operations and personnel of TeT; (ii) the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources; (iii) the loss of customers; (iv) the possibility of our entering markets in which we have limited prior experience; (v) the loss of key employees of TeT; and (vi) the inability to obtain the desired strategic and financial benefits from the acquisition;

•	uncertain or deteriorating global and regional economic and market conditions;

•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	the accumulation of obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	unfavorable results of current or future litigation;

•	a disruption in the manufacturing capabilities of our third-party manufacturers or suppliers;

•	risks associated with our dependence on single-source suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	operating under a contract manufacturing model;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	country-specific changing economic or political environment;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate technologies or businesses we may acquire in the future;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	dilution of our stock price caused by the exercise of outstanding warrants and options;

•	lack of a plan to pay dividends on our common stock in the foreseeable future;

•	failure to comply with covenants in our loan and credit agreements; and

•	incurring debt to meet the future capital requirements of our business.
     Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of September 30, 2008 there have been no material changes to any of the critical accounting policies contained in our Annual Report on Form 10K.

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
     Net revenue for the nine months ended September 30, 2008 was $319.4 million, a 57.0% increase over the nine months ended September 30, 2007. The primary reason for the increase was due to our acquisition of TeT on April 1, 2008 which accounted for 30% of the increase. In addition, we have seen a strong increase in demand for our countertop and multilane products in the United States as well as an increase in our service business in Brazil.
     Product gross profit was 32.9% for the nine months ended September 30, 2008, compared to 28.5% for the nine months ended September 30, 2007. During the second quarter of 2007, we incurred charges of $9.6 million, which reduced the year-to-date gross profit from 35.1% to 28.5%. Excluding the 2007 charges, the decrease in the comparable gross profit percentages during the nine months ended September 30, 2008 compared to 2007 is due primarily to the factory shut down costs as well as additional freight, warranty and inventory obsolescence costs during 2008.
     During the nine months ended September 30, 2008, we incurred a net loss, which was principally due to the expense related to the outsourcing of manufacturing in order to improve gross margins, as well as acquisition expenses, integration expenses, amortization and interest incurred related to our acquisition of TeT, which was completed on April 1, 2008. These activities continue to be major risks affecting our company going forward.
     Acquisition of Thales e-Transactions Business Line. On April 1, 2008, we completed our acquisition of TeT for approximately $147.4 million in cash, which included a base purchase price of $120.0 million and approximately $15.7 million and $8.0 million, respectively, of cash and working capital adjustments. TeT is a leading provider of secure card payment solutions in some of Europe’s largest markets, including France, Germany, Spain and the United Kingdom. With the acquisition, Hypercom became one of the largest provider of electronic payment solutions and services in Western Europe, solidifying our position as the third largest provider globally, and expanded our team of industry experts that will lead our operations going forward.
     We intend to continue our focus on initiatives to drive profitability and expand the business to achieve added scale. Key initiatives include completion of the integration of TeT, market share growth in strategically targeted geographies and improving gross margins with cost reductions and value added selling. Due to the inherent risk of the activities being undertaken, we cannot provide assurance that this will be achieved, however we have a well-experienced senior management team in place globally to specifically address and manage these key initiatives, and efforts are ongoing to recruit additional managers as part of our restructuring, as well as retaining seasoned management acquired from Thales as part of the TeT acquisition. We will continue to leverage our cost structure on anticipated higher revenues for the remainder of 2008 and 2009. We expect to continue to see competitive pressures on a global basis as we and our major competitors try to expand our respective market share while dealing with a difficult economic environment. We believe these pressures will generally serve to decrease average selling prices for certain products within certain geographies. We will continue to manage our balance sheet and leverage our working capital in instances where it can help meet the objectives of our key initiatives for the remainder of 2008 and through 2009.

Result of Operations
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
     In addition to the general information set forth in the following table, tabular and narrative segment specific information is presented under the heading “Segment Information” below.

	Three Months Ended September 30,
		% of		% of	Dollar
(Amounts in thousands, except share and per share data)	2008	Revenue	2007	Revenue	Change
Net revenue:
Products	$86,992	71.2%	$48,166	68.0%	$38,826
Services	35,255	28.8%	22,652	32.0%	12,603

Total net revenue	122,247	100.0%	70,818	100.0%	51,429

Costs of revenue:
Products	56,314	64.7%	32,129	66.7%	24,185
Services	25,822	73.2%	17,367	76.7%	8,455
Amortization of purchased intangible assets	1,033	0.8%	91	0.1%	942

Total costs of revenue	83,169	68.0%	49,587	70.0%	33,582

Gross profit:
Products	30,677	35.3%	16,037	33.3%	14,641
Services	9,433	26.8%	5,285	23.3%	4,148
Amortization of purchased intangible assets	(1,033)	-0.8%	(91)	-0.1%	(942)

Total gross profit	39,078	32.0%	21,231	30.0%	17,847

Operating expenses:
Research and development	13,637	11.2%	6,104	8.6%	7,533
Selling, general and administrative	20,059	16.4%	14,427	20.4%	5,633
Amortization of purchased intangible assets	1,926	1.6%	161	0.2%	1,765
Gain on sale of real property	—	0.0%	(22)	0.0%	22

Total operating expenses	35,622	29.1%	20,670	29.2%	14,952

Income from continuing operations	3,456	2.8%	561	0.8%	2,895

Non-operating income (expense)	(1,742)	-1.4%	796	1.1%	(2,539)

Income before income taxes and discontinued operations	1,714	1.4%	1,357	1.9%	357
Income tax provision	(749)	-0.6%	(966)	-1.4%	217

Income before discontinued operations	965	0.8%	391	0.6%	573
Income (loss) from discontinued operations	(340)	-0.3%	138	0.2%	(478)

Net income	$625	0.5%	$529	0.7%	95

Basic and diluted income per share	$0.01		$0.01

Result of Operations

	Nine Months Ended September 30,
		% of		% of	Dollar
(Amounts in thousands, except share and per share data)	2008	Revenue	2007	Revenue	Change
Net revenue:
Products	$229,350	71.8%	$144,199	71.0%	$85,151
Services	90,017	28.2%	58,923	29.0%	31,094

Total net revenue	319,367	100.0%	203,122	100.0%	116,244

Costs of revenue:
Products	153,852	67.1%	103,171	71.5%	50,681
Services	70,712	78.6%	49,017	83.2%	21,695
Amortization of purchased intangible assets	2,190	0.7%	261	0.1%	1,929

Total costs of revenue	226,754	71.0%	152,449	75.1%	74,305

Gross profit:
Products	75,499	32.9%	41,028	28.5%	34,471
Services	19,304	21.4%	9,906	16.8%	9,398
Amortization of purchased intangible assets	(2,190)	-0.7%	(261)	-0.1%	(1,929)

Total gross profit	92,613	29.0%	50,673	24.9%	41,940

Operating expenses:
Research and development	34,641	10.8%	21,541	10.6%	13,100
Selling, general and administrative	60,493	18.9%	41,674	20.5%	18,819
Amortization of purchased intangible assets	4,076	1.3%	441	0.2%	3,635
Gain on sale of real property	—	0.0%	(3,796)	-1.9%	3,796

Total operating expenses	99,210	31.1%	59,860	29.5%	39,350

Loss from continuing operations	(6,597)	-2.1%	(9,187)	-4.5%	2,590

Non-operating income (expense)	(3,191)	-1.0%	1,396	0.7%	(4,587)

Loss before income taxes and discontinued operations	(9,788)	-3.1%	(7,791)	-3.8%	(1,997)
Provision for income taxes	(759)	-0.2%	(737)	-0.4%	(21)

Loss before discontinued operations	(10,547)	-3.3%	(8,528)	-4.2%	(2,019)
Income (loss) from discontinued operations	(55)	0.0%	789	0.4%	(844)

Net loss	$(10,602)	-3.3%	$(7,739)	-3.8%	(2,863)

Basic and diluted loss per share	$(0.20)		$(0.15)

Net Revenue
     Net revenue for the three months ended September 30, 2008 was $122.2 million, a $51.4 million or 72.6% increase over net revenue of $70.8 million for the three months ended September 30, 2007. This increase was comprised of an increase of $38.8 million or 80.6% in products revenue and an increase of $12.6 million or 55.6% in services revenue. Net revenue for the nine months ended September 30, 2008 was $319.4 million, a $116.3 million or 57.2% increase over net revenue for the nine months ended September 30, 2007 of $203.1 million. This increase was comprised of an increase of $85.2 million or 59.1% in product revenue and an increase of $31.1 million or 57.2% in service revenue. The increase in revenue is primarily due to the acquisition of TeT at the beginning of April 2008 as well as strong demand in our countertop and multilane products in the United States and our service business in Brazil.

Product and Other Revenue
     Of the $38.8 million increase in products revenue during the three months ended September 30, 2008, $34.6 million is attributable to the acquisition of TeT. Excluding the additional TeT product revenue, the increase in products revenue during the third quarter of 2008 resulted principally from countertop and multi-lane product sales of $9.1 million in our North America and EMEA segment, which represents a 97.8% increase in such sales over the same period of 2007. This increase was due to stronger demand from our higher volume customers and an improved and fully certified multi-lane products entering into 2008. In addition, we have seen an increase of $1.2 million of sales of networking equipment sales in China and Brazil. Offsetting these increases was a $3.8 million decline in sales of countertop products in Brazil due to the shut down of local manufacturing in September 2007 and a $1.5 million decline in sales of countertop and mobile products in Mexico.
     Product revenue increased by $85.2 million for the nine months ended September 30, 2008 compared to the same period of 2007. Of this increase, $73.7 million is attributable to the acquisition of TeT, $23.1 million resulted from increased sales in North America, primarily of our countertop and multilane products, and $3.2 million from China and Australia related to increased sales of countertop and network equipment. These increases were partially offset by a $5 million decrease in countertop and mobile sales in Mexico due to lower volume of sales attributed to competitive price pressures and a $12 million decrease in sales of countertop products in Brazil, the cause of which decreases are described above.
Services Revenue
     Services revenue during the three months ended September 30, 2008 increased $12.6 million. Excluding the additional TeT services revenue of $10.9 million, services revenue increased principally from increased demand from existing service customers in Brazil of $3.8 million attributable to one Brazilian customer to which our service model is geared with higher volume (lower margin) logistics operations for our terminals, as well as our competitor’s terminals. The logistics contract with this Brazilian customer has been ramping upward since 2007. Offsetting these gains were net declines of $1.7 million principally from decreased demand from one of our major customers in Mexico, which was acquired by an international bank.
     Services revenue increased for the nine months ended September 30, 2008 by $31.1 million compared to the same period of 2007 principally from the acquisition of TeT, which accounted for $21.0 million of the increase. In addition, service revenues in South America increased $11.6 million for the nine months ended September 30, 2008 compared to the same period in 2007, principally from an increase volume of service repairs for legacy products. Partially offsetting the increase was a decline of $3.0 million in Mexico due to a reduction of service repairs related to a major customer.
Costs of Revenue and Gross Profit
     Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions as well as loan loss provisions with respect to sales-type leases included in continuing operations. Costs of revenue also included amortization of certain intangible assets. Total gross profit as a percent of revenue increased to 32.0% for the three months ended September 30, 2008 from 30.0% for the three months ended September 30, 2007. Total gross profit as a percent of revenue increased to 29.0% for the nine months ended September 30, 2008 from 24.9% for the nine months ended September 30, 2007.
     Amortization expense included in cost of revenue increased by $0.9 million and $1.9 million for the three and nine months period ended September 30, 2008 over 2007, respectively, due to the acquisition of TeT on April 1, 2008.
Product Gross Margin
     Product gross margin, excluding amortization, was 35.3% for the three months ended September 30, 2008, compared to 33.3% for the three months ended September 30, 2007. The increase in the gross profit percentages during the three months ended September 30, 2008 compared to 2007 is principally the result of higher gross margins on TeT product sales, as well as efficiencies gained from transitioning to contract manufacturing during the first half of 2008. We expect to see continued efficiencies gained from our move to a contract manufacturing model in the future, although actual results may be materially different than our expectations.
     Product gross profit, excluding amortization, was 32.9% for the nine months ended September 30, 2008, compared to 28.5% for the nine months ended September 30, 2007. This increase is principally due to approximately $9.6 million of one off charges in the nine months ended September 30, 2007 for inventory not in compliance with Payment Card Industry (PCI) security standards, as well as warranty and other costs. Excluding such charges during the nine months ended September 30, 2007, the gross margin would have been 35.1% versus 32.9% during the nine months ended September 30, 2008. The decrease in the comparable gross profit percentages during the nine months ended September 30, 2008 compared to 2007 is due primarily to the China factory shut down costs as well as additional freight, warranty and inventory obsolescence costs during 2008.

Services Gross Margin
     Services gross margin, excluding amortization, was 26.8% for the three months ended September 30, 2008, compared to 23.3% for the three months ended September 30, 2007. This increase in services gross margin is principally due to the addition of TeT and Brazil cost controls. The services gross margin percentage for the remaining segments remained constant on a year over year basis.
     Services gross margin, excluding amortization, was 21.4% for the nine months ended September 30, 2008, compared to 16.8% for the nine months ended September 30, 2007. The increase in the gross margin percentage principally relates to higher margin services revenue for TeT as well as increased asset management revenue in Brazil and Europe and cost controls in Brazil and EMEA.
Operating Expenses
     Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $7.5 million or 123.4% for the three months ended September 30, 2008 compared to the same three month period a year ago. Excluding the impact of the TeT acquisition, research and development expense would have decreased by approximately $0.1 million for the three months ended September 30, 2008 primarily due to a decrease in incentive compensation during the quarter. Research and development expenses increased $13.1 million or 60.8% for the nine months ended September 30, 2008 compared to the same period in 2007. The additional $16.1 million of TeT research and development expense was offset by a decrease of $3 million due to a re-prioritizing of projects and lower headcount.
     Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expense, administrative personnel costs, and facilities operations. SG&A expenses, excluding amortization, increased $5.6 million or 39.0% for the three months ended September 30, 2008 when compared to the same three month period a year ago. SG&A expense, excluding amortization, increased $18.8 million or 45.2% for the nine months ended September 30, 2008 when compared to the same period in 2007. The increase in SG&A expense in 2008 compared to 2007 relates primarily to the acquisition of TeT. Excluding the impact of the TeT acquisition, SG&A expense would have decreased by approximately $0.4 million for quarter and increased by approximately $4.5 million for the nine month period ended September 30, 2008 compared to 2007. The decrease during the quarter is due to decreases in incentive compensation and severance of $0.8 million offset by Brazilian labor costs of $0.4 million. During the nine months ended September 30, 2008 and 2007, we incurred approximately $3.3 million and $2.1 million, respectively, in legal and accounting fees associated with our acquisition of TeT in April 2008, as well as increased headcount in IT and Human Resources of $0.5 million. Offsetting this increase is a decrease in selling expense principally from an improvement in bad debt expenses of $1.7 million.
     Amortization expense included in operating expenses increased by $1.8 million and $3.6 million for the three and nine months period ended September 30, 2008 over 2007, respectively, due to the acquisition of TeT on April 1, 2008.
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
Non-Operating Income
     Non-operating income consists of net interest income, foreign currency gains and losses, and other income and losses. For the three and nine months ended September 30, 2008 and 2007, our interest income (loss) net of interest expense was ($1.7) million and $(3.1) million, and $1.1 million and $2.8 million, respectively, as we converted our investments to cash in order to fund the acquisition of TeT. Interest expense was $2.0 million during the quarter ended September 30, 2008 due to $60.0 million in debt used to fund the TeT acquisition. Foreign currency losses for the three and nine months ended September 30, 2008 and 2007 were $0.1 million and $0.3 million, and $0.3 million and $1.4 million, respectively. The decrease in foreign currency losses is principally attributable to the efficiencies associated with our currency hedging.

Provision for Income Taxes
     Income tax provision before discontinued operations for federal, state and foreign taxes was $0.7 million for the three months ended September 30, 2008, compared to $1.0 million for the three months ended September 30, 2007. The income tax provision during the three months ended September 30, 2008 was due primarily to taxable income in Germany and an interest expense disallowance in the United Kingdom. Income tax provision before discontinued operations for federal, state and foreign taxes was $0.7 million for the nine months ended September 30, 2008, compared to $0.8 million for the nine months ended September 30, 2007.
     Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. Our consolidated effective tax rate for the three months ended September 30, 2008 and 2007 was 43.7% and 71.1%, respectively. Our consolidated effective tax rate for the nine months ended September 30, 2008 and 2007 was (7.7%) and 9.5%, respectively. We do not believe the consolidated effective tax rate for the three and nine months ended September 30, 2008 is a meaningful measure due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.
     We continue to provide a valuation reserve against substantially all deferred tax asset balances as of September 30, 2008. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria under SFAS 109.
Income from Discontinued Operations
     During the three months ended September 30, 2008 and 2007, we recorded a loss from discontinued operations of $0.3 and income of $0.1 million, respectively, related to our United Kingdom leasing operations. The loss from discontinued operations recorded during the three months ended September 30, 2008 is due to a provision for the settlement of commissions. The income from discontinued operations of $0.1 million during the three months ended September 30, 2007 is due to reimbursements of previously paid commissions for those leases not reaching full lease term. For the nine months ended September 30, 2008 and 2007, we recorded a loss from discontinued operations of $0.1 million and income of $0.7 million, respectively, related to our United Kingdom leasing operations.
Segment Information
     As noted above, we report information pertaining to three business segments as follows: (i) Americas, (ii) EMEA, and (iii) Asia-Pacific. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. With respect to such segments, our CODM reviews the products and services revenues, gross margins using fully burdened manufacturing costs (i.e., before any effects of internal transfer pricing); direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global research and development, global marketing, corporate general and administrative expenses, and stock-based compensation.
     The Americas business segment consists of North America, Brazil, South America excluding Brazil, Mexico, Central America and Caribbean. The EMEA business segment consists of Western and Central Eastern Europe, Russia, Hungary, Sweden and Middle East and Africa. The Asia-Pacific business segment consists of Hong Kong, China, Singapore, Thailand, Australia and New Zealand.
     The following table set forth the revenues and operating results by business segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
		% of		% of	Dollar
	2008	Revenue	2007	Revenue	Change
Net revenue :
Americas	$42,436	34.7%	$39,218	55.4%	$3,218
EMEA	64,685	52.9%	17,581	24.8%	$47,104
Asia-Pacific	15,126	12.4%	14,019	19.8%	$1,107

Total net revenue	$122,247	100.0%	$70,818	100.0%	$51,429

Operating income :
Americas	$4,299	3.5%	$4,393	6.2%	(94)
EMEA	10,193	8.3%	4,392	6.2%	5,801
Asia-Pacific	1,912	1.6%	3,006	4.2%	(1,094)
Shared Cost Centers	(12,948)	-10.6%	(11,230)	-15.9%	(1,718)

Total operating income	$3,456	2.8%	$561	0.8%	$2,895

	Nine Months Ended September 30,
		% of		% of	Dollar
	2008	Revenue	2007	Revenue	Change
Net revenue :
Americas	$122,243	38.3%	$108,022	53.2%	14,221
EMEA	154,363	48.3%	56,962	28.0%	97,401
Asia-Pacific	42,761	13.4%	38,138	18.8%	4,623

Total net revenue	319,367	100.0%	203,122	100.0%	$116,245

Operating income :
Americas	10,955	3.4%	4,732	2.3%	6,223
EMEA	18,246	5.7%	9,281	4.6%	8,965
Asia-Pacific	5,996	1.9%	6,635	3.3%	(639)
Shared Cost Centers	(41,794)	-13.1%	(29,835)	-14.7%	(11,959)

Total operating income	(6,597)	-2.1%	(9,187)	-4.5%	$2,590

     Americas net revenues increased for the quarter to date and year to date principally as a result of increases in North America countertop and multi-lane revenues of $9.1 million and $23.1 million, respectively. This was offset by declines in countertop, mobile and services revenues in Mexico of $3.2 million and $8 million, respectively. EMEA net revenues increased principally as a result of the addition of TeT, which contributed an additional $45.6 million and $94.7 million in revenue quarter to date and year to date, respectively. Asia-Pacific net revenues increased principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $1.3 million in incremental revenues in 2008 over 2007, and to increases in sales of countertop and networking equipment of approximately $2.2 million.
     Americas operating income increased for the quarter and year to date principally as a result of the increases in North America net revenues. EMEA operating income increased principally as a result of increased sales and the acquisition of TeT. Shared cost centers expenses increased principally as a result of the acquisition of TeT and primarily is the result of increased global research and development of $13 million.
Cash Flows, Liquidity and Capital Resources
     We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit and/or other debt facilities. During the first nine months of 2008, our primary source of cash was cash provided by operations and the issuance of debt to complete the acquisition of TeT.
     Cash Flows. Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the nine months ended September 30, 2008 was $14.0 million, compared to cash provided by operations of $5.8 million for the nine months ended September 30, 2007. The principal reason for the increase in cash provided by operations from the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is the change in operating assets and liabilities caused by a reduction in accounts receivable due to the collection of large year end sales transactions and the increase in our accounts payable as a result of our contract manufacturing relationship. Accounts receivable payment terms for most of our customers are generally between 30 and 60 days.
     Cash used in investing activities was $116.9 million for the nine months ended September 30, 2008, compared to cash provided by investing activities of $36.7 million for the nine months ended September 30, 2007. Cash used in investing for the nine months ended September 30, 2008 consisted of cash used for the acquisition of TeT and of purchases of property, plant and equipment of $6.2 million. Cash provided by investing for the nine months ended September 30, 2007 consisted principally of proceeds from the sale of real property of $16.3 million, net of the acquisition of ACG for $12.7 million, purchases of property, plant and equipment of $5.3 million, and capitalized software costs of $1.2 million. Offsetting this net use of cash from investing activities were net proceeds from the sale of short-term investments of $39.6 million.
     Financing cash flows for the three and nine months ended September 30, 2008 consist principally of cash received from the issuance of common stock due to the exercise of employee stock options and the cash received to finance the TeT acquisition under the credit agreement described below. Cash provided by financing activities for the nine months ended September 30, 2008 was $59.5 million, compared to cash provided in financing activities of $0.5 million for the nine months ended September 30, 2007.
     Cash flows from discontinued operations during the first nine months of 2008 were not material. We believe our cash reserves and short-term investments together with operating cash flows, our credit facility and the ability to control certain cash outlays, such as the containment of certain operating expenses and reduction of inventories, will allow us to meet our short-term liquidity and capital resource requirements. Should operating results from continuing operations become unfavorable, we may need to use additional capital resources to meet our short-term liquidity and capital resource requirements. On November 4, 2008 we borrowed $6.4 million against the line of credit.
     Liquidity and Capital Resources. At September 30, 2008, cash and cash equivalents and short-term investments totaled $31.6 million compared to $81.9 million at December 31, 2007. Working capital decreased $68.9 million from $119.7 million at December 31, 2007 to $50.8 million at September 30, 2008.
     During the second quarter of 2008, we completed the acquisition of TeT for approximately $143.6 million in cash, which included a base purchase price of $120.0 million and approximately $23.6 million of cash and working capital adjustments. To fund the acquisition, on February 13, 2008, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”). The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at our election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded by an affiliate of FP II, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due four years from the funding date. Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility or other financing options will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations and our TeT acquisition debt requirement through the next 12 months.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At September 30, 2008, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents on the consolidated financial statements included herein because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.
     Our investment portfolio, consisting of fixed income securities, was $0.5 million as of September 30, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of September 30, 2008, the decline in the fair value of our investment portfolio would not be material given that our discount notes have fixed rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows. However, these fixed income securities were liquidated subsequent to the end of September 30, 2008.
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
     A substantial portion of our revenue and capital spending is transacted in either United States dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong dollar, Australian dollar, Brazilian real, British pound and other Central and South American, Asian and European currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy regarding foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At September 30, 2008, we had foreign currency forward contracts receivable in the amount of $0.5 million, denominated principally in the Brazilian real, Thai baht, Mexican peso and Australian dollar, with smaller contracts for the British pound and Chilean peso. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.
     We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. At September 30, 2008, there were no borrowings under our revolving credit facility. As such, our interest rate risk was not significant with respect to the line of credit. To fund the TeT acquisition on April 1, 2008, we borrowed $60 million of term debt at a fixed interest rate of 10%.
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
EEOC Charge by Former Employee
     On July 10, 2008, the United States Equal Employment Opportunity Commission (“EEOC”) notified us that a charge of employment discrimination had been filed against us by a former employee who resigned in January 2008, alleging that we, through the actions of our Chief Executive Officer, had violated Title VII of the Civil Rights Act and The Equal Pay Act by discriminating against the employee on the basis of her gender. On September 8, 2008, we filed a response to the EEOC’s request for information and a position statement denying the former employee’s allegations and setting forth the factual and legal basis in support of our request that the charge be dismissed in its entirety.
Appeal of Sichuan (China) Intermediate Court Actions No. 867 of 2005 and No. 145 of 2007
     In November 2006 and January 2007, the Sichuan Intermediate Court joined Hypercom China Co., Ltd. as a third party defendant to two separate proceedings between Sichuan Zhong Xin Hao Yuan Hi-tech Group (“Sichuan Zhong Xin”) and Shenzhen Ying Ke Yuan Industrial Co., Ltd. (“Shenzhen Ying Ke Yuan”) claiming damages relating to two 2004 purchase and sale contracts between them involving certain products, including products made by us. We were not a party to such contracts and defended by claiming that we had no liability for the parties’ alleged damages. In December 2007, the Court entered judgment in both cases and held, among other things, that we were not liable for the parties’ alleged damages. In January 2008, Sichuan Zhong Xin appealed the judgment of the Sichuan Intermediate Court. The appeal was heard by the People’s Higher Court of Sichuan Province on July 25, 2008. The People’s Higher Court has not yet announced a ruling.
Item 1A. Risk Factors.
     We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2007, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10Q, including the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, have not materially changed other than as set forth below:
Our business may be negatively affected by the current global credit crisis.
     The current economic climate, and particularly the increased difficulty in securing credit, could impact the ability of our customers to make capital expenditures, thereby affecting their ability to purchase our products. Additionally, customers in the financial services sector, which has been severely impacted by the credit crisis, have consolidated in response to the crisis, which could further impact our business by reducing our customer base. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their capital expenditures.
     Also, although we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility or other financing options, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations and our TeT acquisition debt requirement through the next 12 months, in the event that we require additional capital to fulfill our future business plans, we may need to obtain additional financing from third parties. In light of the current global credit crisis, if we experience such a need for additional financing, we may not be able to obtain sufficient financing on advantageous terms or at all, which could materially and adversely affect our business, financial condition, results of operations and long-term prospects.
     The extent of the impact, if any, of the global credit crisis, will depend on a number of factors, including whether the United States economy and the global economy generally, enter into a prolonged recession as a result of the deterioration of the credit markets.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

3.2	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

4.1	Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35641))

4.2	Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.3	Registration Rights Agreement, dated as of April 1, 2008, by and between Hypercom Corporation and FP Hypercom Holdco, LLC (incorporated by reference to Exhibit 4.2 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.1	Employment Contract, dated March 31, 2008, by and between Thales e-Transactions SA and Henry Gaillard (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 11, 2008)

10.2	Amendment to Tartavull Employment Agreement, dated October 23, 2008, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on October 28, 2008)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION
Date: November 10, 2008	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: November 10, 2008	By: /s/ Robert M. Vreeland
Robert M. Vreeland
Interim Chief Financial Officer (principal financial officer)

Date: November 10, 2008	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)