Form 10-K
period 2008-12-31
HYPERCOM CORP
filed 2009-03-16
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13521
________________

Hypercom Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8888 East Raintree Drive, Suite 300,
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
Yes ☐ No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $182,233,357 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 10, 2009
Common Stock, $.001 par value per share	53,442,799 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Notice and Proxy Statement for the 2009 Annual	Part III (Items 10, 11, 12, 13 and 14)
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

“Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the severity and duration of the current economic and financial conditions, the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the level of demand and performance of the major industries we serve, including but not limited to the banking sector; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to successfully manage our transition to a contract manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our ability to increase market share and our competitive strength; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully integrate the acquisition of certain subsidiaries of Thales SA; our ability to successfully expand our business and increase revenue; our ability to integrate and obtain expected results and benefits from acquisitions (including pending and future acquisitions); our ability to effectively hedge our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current and future litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; our ability to remain compliant with and provide transaction security as required by relevant industry standards and government regulations; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

Item 1.  Business

General

Hypercom Corporation is one of the largest global providers of complete electronic payment and transaction solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic transaction products and software, as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, transaction network operators, retailers, system integrators, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that depend on reliable, secure, high-speed and high-volume electronic transactions.

We believe our strength lies in our people, technology and a commitment to delivering excellent value to our customers. Our products enable our customers to accept a wide range of payments and other transactions, including credit cards, signature and PIN (Personal Identification Number) based debit cards, contactless identification and near field communications (“NFC”), stored-value cards, and electronic benefits transfer. We will continue to enhance our product and service portfolio, and make long-term investments in technology for the evolving needs of our customers. We are positioned to meet the increased demands of the global marketplace and capitalize on key geographic and vertical market opportunities in order to achieve our goal of increasing market share and profitability.

Recent Developments

In addition to our core payments business, we have recently made significant advances in the deployment of our technology in other sectors that depend on secure electronic transactions, including, in particular, the certification and volume roll-out of our medLine product family in Germany at the end of 2008. Hypercom is the first vendor to achieve BCS, or Basic Command Set, approval from Gematik, the organization responsible for overseeing the introduction of the new German electronic health card and the supporting acceptance infrastructure. The roll-out commenced in December 2008 when the first unit was installed at a medical practice during a ceremony attended by representatives of the German government, health insurance companies and the medical practitioners’ self-governing body. Germany’s eHealth card program is one of the largest IT projects worldwide, with a planned deployment of more than 80 million electronic health insurance cards.

Business History

We design and sell a variety of electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, we provide directly, or through qualified contractors, support and related services, which include maintenance, 24/7 management and monitoring of customer networks, online reports, on-site technology assessments, network training, and design and implementation.

Founded in 1978, in Australia, our operations were primarily focused on Asia-Pacific markets until 1987, when we expanded our operations into the United States, and later into South America, Central America, Europe, and the Middle East.  We reincorporated in 1996 under the laws of Delaware and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the Australian corporation and its subsidiaries. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange (“NYSE”) under the symbol “HYC.”

We report our operating information in four business segments as follows (i) Americas, (ii) Northern EMEA (“NEMEA”), (iii) Southern EMEA (“SEMEA”), and (iv) Asia-Pacific.   The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria and Germany.  The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. See Note 21 to our consolidated financial statements included herein.

    On April 1, 2008, we acquired all of the outstanding shares of Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España, (collectively, “Thales e-Transactions” or “TeT”). Thales e-Transactions was a leading provider of secure card payment solutions in some of Europe’s largest markets, including France, Germany, Spain and the United Kingdom. With the acquisition, Hypercom has become one of the largest providers of electronic payment solutions and services in Western Europe, solidifying our position as the third largest provider globally, and expanded our team of industry experts that will lead our operations going forward.

With worldwide headquarters in Scottsdale, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional sales headquarters are located in the U.S., Brazil and Mexico; France, Germany and the U.K.; and Australia, China and Singapore.

Electronic Payment Industry

Over the past several decades, consumers worldwide have increasingly utilized card-based payment methods, such as credit, debit, and gift cards, to replace checks and cash. Card-based payments require the use of a point of sale (“POS”) terminal capable of reading a cardholder’s account information from the card’s magnetic stripe or chip and combining this information with the amount of the sale. The POS terminal electronically captures and securely transmits this transaction information over a communications network to an authorized computer data center and then displays the returned approval or denial response.

The structure of the electronic payments industry is best described by examining the entities involved and their relationship to one another. Card associations, like Visa and MasterCard, which license their “brand” to card issuers, such as banks, operate high volume communications networks connecting card issuers with transaction processors. Card associations also define the standards that POS terminals must meet to be certified for use in their respective networks. Transaction acquirers and their agents sign up merchants, install POS terminal equipment, capture the transaction data, and route it through the credit or debit card network to obtain transaction approval. Payment processors charge an interchange fee to authorize the customers’ transactions, providing a tally of these transactions to merchants, and transfer funds to merchants to cover card purchases. Card issuers provide consumers with the payment card and settle their accounts. Equipment providers make the POS terminal hardware and software and, in our case, also network equipment upon which high-performance and secure payment processing networks rely. Transaction services providers facilitate the delivery of the transaction data between merchants and payment processors. This structure may vary in each geographic region or country where multiple functions may be performed by a single entity such as a bank.

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

Market Size and Barriers to Entry

The POS terminal market is highly concentrated with the top three POS terminal providers accounting for the majority of terminals shipped. The remaining portion of the market is spread among approximately 25 providers who compete on either a regional or local country basis, within specific markets or with a limited range of products and services. We believe the following market constraints are barriers to entry and may inhibit the ability of certain terminal providers to take advantage of future market growth in our industry:

•
Price.  Pricing is a significant consideration in our customers’ purchase decisions. Consequently, terminal providers have been increasingly challenged to deliver products and services that target critical specifications at competitive price points.

•
Scale.  The design, manufacture and distribution of POS terminals on a global basis requires a significant investment in development, manufacturing and distribution resources. As a result, smaller or regional providers may have limited ability to compete with larger providers who can spread costs on a broader basis at higher volumes.

•
Certification Standards and Costs.  All payment solutions must be certified with card associations, financial institutions and payment processors. Many banking organizations have their own national or even regional standards for communications messaging, user operation, security and local card acceptance. These standards and certification requirements are constantly changing and the certification process can be a lengthy and expensive undertaking. Several terminal providers in the industry lack the relationships, knowledge and experience necessary to obtain these certifications quickly and cost-effectively, thereby limiting or delaying their time to market and overall competitiveness.

•
Commitment to Future Technologies.  New standards, regulations and certifications in the electronic payment industry require terminal providers to continually develop new technologies that enhance the performance and profitability of both customers and end-users. Such requirements necessitate significant annual investment in research and development.

•
Global Presence.  Large customers may prefer terminal providers that have a worldwide presence with the ability to provide services and support in many geographic regions. Smaller or regional providers may be competitive in their niche, but they may not be able to provide cost-effective equipment, services and timely support on a global scale.

Market Growth Drivers

The following are a number of factors that have contributed to recent growth in our industry that we believe will continue to do so in the near future:

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

In late 2008 and early 2009, there were several high profile security breaches in tier 1 payment transaction processors in the U.S. These breaches in systems that had been certified as compliant with PCI standards is causing a review of the existing standards and may result in an industry move, at least in the U.S., to mandate end-to-end encryption of payment transactions. Such a move is expected to be a significant driver in the replacement of older equipment currently in operation.

•
Interoperability Standards.  In the U.S., payment processors have two levels of certification, referred to as Class A and Class B. Class B certification ensures that an electronic payment system adheres to the payment processor’s basic functional and network requirements. Class A certification adds another stipulation that the payment processor will support the electronic payment system on its internal help desk systems. Obtaining these certifications can be costly and time intensive, and is required by U.S. payment processors. In other countries outside of the U.S., payment applications have to be certified with local banks, processors or card schemes. Electronic payment systems must also comply with evolving country-specific security regulations. Countries such as Australia, Canada, Germany, the Netherlands, New Zealand, Singapore, Sweden and Switzerland have particularly stringent and specific security standards. Electronic payment systems must also comply with recommendations of quasi-regulatory authorities and standard-setting committees, which address, among other things, fraud prevention, processing protocols and technologies utilized. New standards are continually being adopted as a result of worldwide fraud prevention initiatives, increasing the need for system compatibility and new developments in technology. These complex and evolving requirements will provide an opportunity for continuous replacement of outdated equipment with newly certified electronic payment systems.

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

•
Contactless.  Contactless technology, based on the deployment of contactless cards of  NFC-enabled mobile telephones, creates a convenient way to pay for goods and services. It is an emerging technology that is rapidly gaining acceptance it can deliver extremely fast transaction times, reduce waiting times and eliminate the need for paper signatures and receipts. It is especially suitable for access control and use in employee cafeterias, QSRs, gas stations and public transit systems.

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

•
Emerging Regions and Markets.  In the U.S. and Europe, consumer markets such as QSRs and unattended/self service have started using IP POS terminal devices. These lesser penetrated vertical markets represent a significant opportunity for us, as well as other geographies in each of our segments, such as Brazil, China, Eastern Europe, India, Mexico and Russia, which are experiencing rapid growth in the usage of card-based payments. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving telecommunications infrastructure development, strong support from governments seeking to increase sales tax collection, and the dramatic increase of wireless networks for voice and data communications.

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

•
Non-Traditional Applications.  The government sector, particularly in the U.S., is a significant opportunity for terminal providers. Initiatives such as identity verification, check imaging/conversion, electronic benefit transfer programs, and the U.S. military’s payment programs are all potential drivers of terminal deployment. Additionally, electronic transaction terminals and transaction services technology can be utilized in the healthcare sector to provide fast and secure transmission of health benefits eligibility, authorization and payment. With the exception of healthcare, Hypercom does not presently have any significant programs related to these initiatives.

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

We face competition from well-established companies and entities with differing approaches to the market. Our main direct global competitors are Ingenico SA, a French company, and VeriFone Holdings, Inc., a U.S. company, both of which are publicly-held companies that are substantially larger and historically more profitable than we are. In any particular market, we may also find ourselves in competition with local or regional providers.

In our multi-lane business line (department stores, grocery stores, QSR and discount merchants), we compete with additional vendors including Fujitsu, Hand Held Products (a division of Honeywell International Inc.) and Retail Solutions Inc.

Competitive Strategy

Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships with an end-to-end comprehensive portfolio of products and services that drives merchant revenues and reduces their total cost of ownership. Key elements of our competitive strategy include:

•
Further Penetrate Existing Markets.  We plan to continue promoting and marketing the functionality of our product portfolio to address the specific needs of key vertical markets. We intend to continue to focus on these attractive electronic transaction markets, as well as increase our penetration of markets such as automatic teller machines (“ATMs”), Electronic Benefit Transfer (“EBT”), eHealth, and unattended applications such as transportation ticketing and integrated kiosks. In planning to maintain our leadership in the independent retail market, we have further organized our products to target high-end and low-end markets, through acceptance of magnetic stripe and smart cards, support of credit, debit, check, EBT and a full range of prepaid products, including gift cards and loyalty programs, among others. Our products are easily integrated with a full range of optional internal or external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless and NFC readers and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and other electronic payment systems.

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

•
Focus on Market-Driven Product Development.  We plan to continue concentrating our research and development resources on new products and services that address the current and near future requirements of our customers and end-users. We plan to focus our development efforts in the following areas: enhanced security at the terminal and transaction level; advanced communications technologies such as IP-enabled and wireless terminals; multiple-application; contactless technologies; and products for new vertical markets such as unattended/integrated kiosks and ATMs. We will continue to work with our customers to ensure our products meet their needs and technical requirements and are brought to market in a timely and cost-effective manner.

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

•
Continue to Pursue Recurring Revenue Opportunities.  We plan to further identify and pursue opportunities that are complementary to our existing products to provide recurring revenue, including expanding our services business, which provides deployment, help-desk, repair and other post-sale services in Australia, Brazil, Chile, France, Germany, Mexico and the U.K. We will continue to pursue similar opportunities that will help us enhance our primary business of terminal manufacturing to a more diversified business model that includes both one-time and recurring revenue streams.

•
Consider Strategic Acquisitions.  Although our acquisition and subsequent integration of TeT has required and will continue to require significant effort on our part and will be a major focus of ours throughout the remainder of 2009, we may augment our growth by acquiring complementary businesses, new products to enhance our core competencies, or new technologies to complement our research and development activities. Any acquisition would be intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, expand recurring revenue opportunities or increase our penetration of selected channels and vertical markets.

Product Lines and Services

Our products and services include electronic transaction terminals, peripheral devices, application software, transaction networking devices, transaction management systems, asset management services, transaction services, and payment solutions. Unless otherwise noted below, we sell a full range of products and services in each of our Americas, NEMEA, SEMEA and Asia-Pacific business segments. In 2009, we will continue to integrate the TeT product set and move to a common terminal architecture permitting the migration of Artema-based payment application software to execute on both the Artema and Optimum family of terminals.

Terminals and Peripherals

We currently offer the following terminal and peripheral products, the sale of which accounted for 73.4%, 71.4% and 77.0% of total revenues during the years ended December 31, 2008, 2007 and 2006, respectively

•
Terminals — includes the Optimum L4150, and L4250—compact, high-performance signature capture and PIN entry card payment terminals specifically designed for multilane retailers (the L4150 is not currently offered in our Asia-Pacific segment); the Optimum T4100 and T4200 family—powerful 32-bit desktop terminals for true multiple applications; the Artema Hybrid, Artema Compact and Artema Desk family of countertop terminals specifically designed to manage highly secure EMV transactions in markets formerly served by TeT; the Optimum M4100, M4230 and M4240—mobile terminals that leverage the latest in wireless communication technologies. The Optimum L4150, L4250 and M4100 products include built-in contactless readers.

•
Peripherals — includes printers, PIN pads, check readers, receipt capture devices, biometric, NFC verification devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the Optimum P2100—an EMV-compliant PIN pad for integrated retail environments (currently offered only in our NEMEA and SEMEA segments); the PV130 and P1300—PCI-approved PIN entry devices that meet the latest PCI security standards; the S9, S9S and S9C—secure PIN pads built for indoor use; and the S1200 and S1300—the outdoor components to our QSR drive-thru solution. The PIN pad product family is augmented with the Artema PIN Hybrid and Artema S10 PIN Pads servicing the high security markets formerly served by TeT. The Wymix PIN Pad, which has a built-in contactless reader, is offered to our large retail market segment serviced by the Wynid family of retail payment solutions. Users of this solution include some of the world’s largest retailers.

•
Unattended Solutions — includes a range PIN pads and keyboards, card readers and payment controllers designed to permit the efficient integration of payment functionality in a variety of self-service environments such as transportation ticketing, gasoline station pumps, petrol forecourt, on and off-street parking machines, and general purpose kiosks. As well as being a leading supplier of highly secure Encrypting PIN Pads (“EPPs”) for ATMs, our unattended payment solution, Artema Modular, is widely regarded as best-in-class by the many system integrators who have deployed it worldwide.

•
eHealth — in 2008 we launched the medLine family of terminals to support the next generation German eHealth healthcare system. The medLine family includes a full range of terminal devices for both attended and unattended environments within the public healthcare environment

Transaction Networking Devices, Transaction Management Systems and Application Software

Products that interface with our POS terminal technology include our industry exclusive network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the MegaNAC® 180 and 8000, ATMConnect™ and the IN-tact® family of Ethernet/Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our HypercomView® management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management, and retail POS systems designed for use on a personal computer (“PC”).

Services

We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs. Our service business is organized around three important markets: asset management services; trusted transaction services; and payment solutions. Services accounted for 26.6%, 28.6% and 23.0% of total revenues during the years ended December 31, 2008, 2007 and 2006, respectively.

Asset Management Services — Our services organizations are focused on protecting our customer’s investment in payment systems and principally provide deployment, help desk, repairs, on-site support, logistics and inventory management services, as well as payment systems supplies provisioning. Additionally, these entities manage special projects such as software uploads or terminal enhancement programs requested by our customers. Terms of our service arrangements are set forth in separate service contracts ranging from one to three years, although termination is allowed with appropriate advance notification. In many cases we provide services not only for our products, but also for other manufacturers’ terminals and other hardware. Revenues under these contracts are recognized as we perform the service. Asset management revenue accounted for 17.2%, 24.4% and 20.3% of total revenues during the years ended December 31, 2008, 2007 and 2006, respectively.
•
NetSet Brazil, NetSet Chile and Hypercom de Mexico — NetSet Brazil, NetSet Chile and Hypercom de Mexico are highly capable services organizations that provide asset management services to major banks, card associations and other customers in our industry. NetSet Brazil is our largest service organization, covering all of Brazil with multiple service centers and service resources located throughout the country. We continually seek to expand our service market share by increasing the deployed population of our terminals and product offerings in Brazil, as well as servicing terminals manufactured by our competitors. Hypercom de Mexico and NetSet Chile operate under a similar business model as NetSet Brazil and cover substantially all of their respective countries.

•
ACG Group — On February 8, 2007, we acquired the existing business and assets of ACG Group Pty Limited and its associated entities in Australia (“ACG”), which provided asset management services to merchant locations throughout Australia. We continue to leverage this investment and apply this service capability to opportunities throughout the Asia-Pacific region.

•
Pan-region Repair Services — Through NetSet Americas Centro Servicio, our repair facility in Hermosillo, Mexico, we provide quality repair services for in-warranty and out-of-warranty equipment repairs to North American customers

•
Authorized Repair Facilities — In addition to our direct repair service offerings, we selectively authorize capable third-party repair facilities to service and repair Hypercom equipment through our Authorized Repair Facility program. This program seeks to offer increased choices for repair service with our assurance of repair service quality and cycle time for our customers.

•
Enhanced Warranty Solutions — We allow customers to purchase enhanced warranty plans for select Hypercom payment terminals and other devices. The plans extend the term protection of our standard industry-leading warranty for total coverage of up to five years.

Trusted Transaction Services — Our Trusted Transaction Services provide value-added data communication and other value added services for transaction-based applications. These capabilities include such functionality as protocol conversion, intelligent transaction routing and web-based, transaction-level reporting. As technologies such as IP and wireless take hold at the point of sale, this market will see a growing shift toward more sophisticated applications. Trusted Transaction Services provide a support infrastructure for our multi-application operating systems to quickly and cost-effectively deliver transactions to diverse processing entities. Early adopters include organizations involved in biometrics, health care, prepaid, micropayments, gift and loyalty. Market penetration of these complex applications is expected to dramatically increase in coming years as the consumer interaction can be transacted in several seconds with broadband connectivity, as compared to several minutes over dial-up connection. We believe Trusted Transaction Services will continue to support our growth beyond the payments industry into the information delivery market.

Our HBNet subsidiary continues to grow by offering a variety of transaction transport services for dial-up, IP and wireless transactions. To more efficiently facilitate the deployment of wireless transaction terminals across multiple wireless carriers networks, in 2008 we launched the Hypercom Mobile Network (“HMN”). HMN permits a wireless payment device to be provisioned with a HMN SIM (subscriber identity module) at the manufacturing or logistics center. The HMN SIM is only activated on deployment of the device and permits the terminal to connect to the wireless communications carrier with the strongest wireless signal in the area. The HMN offers a range of control and reporting functions to ease management of a large number of wireless devices, thereby significantly reducing the total cost of ownership for the device owner.

In 2008, Hypercom also launched our Smart Payments Gateway. The Smart Payments Gateway is a Hypercom hosted service that utilizes our HPS Smart Payments server solution and permits smaller ISO’s and service providers to connect with their transaction processor of choice. The Smart Payments Gateway solution generates recurring revenues for Hypercom as connections to the Smart Payments Gateway are billed on a per transaction basis.

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

Wynid Solution – Through the acquisition of TeT we were able to complement our payment solutions business with the integrated payment solution developed by the Wynid Technologies business unit in France. This powerful, server-based payment solution has been widely deployed by many of the leading retailers and hospitality organizations in France, and is being deployed internationally by some major petrol companies. The Wynid solution was one of the first integrated payment solutions to be EMV certified worldwide, and has recently evolved to support transactions using contactless cards and NFC-enabled mobile phones.

Product Marketing

Our marketing organization has been significantly strengthened by the introduction of a global product marketing group with product managers assigned to manage the life cycle of all new and legacy products. Our marketing communications strategy, which coordinates key market messaging across regions, is directed from our Scottsdale, Arizona headquarters; however, each region develops programs to meet the requirements of local markets. Components of our marketing program include product marketing, trade shows, news releases, editorial interviews, industry analyst briefings, speaking platforms and engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters.

Sales and Distribution

Our major sales, marketing and distribution regions, broken down by segment, include:

•	Americas;

•	NEMEA;

•	SEMEA; and

•	Asia-Pacific.

In 2008, approximately 21.3% and 78.7% of our consolidated revenue came from U.S. and international sources, respectively. Our global customers include:

•	Payment processors;

•	Distributors/resellers;

•	Large retail chains and QSRs;

•	Financial institutions;

•	System integrators;

•	ISOs; and

•	Government entities.

Sales to specific customers have historically accounted for a significant portion of our revenue. Beginning in 2007, and continuing through 2008 as a result of the TeT acquisition, we saw greater diversification of our customer base. However, we remain reliant on certain large customers for our revenue streams. For example, First Data Corporation (which includes TASQ Technology) accounted for approximately 6.2% and 5.3% of our revenue in 2008 and 2007, respectively. In 2008, our top five customers accounted for 22.1% of our revenue compared to 21.3% in 2007.

We distribute and sell our products internationally primarily to large retailers, financial institutions and distributors. Domestically, we primarily distribute and sell our products to financial institutions, payment processors, retail chains, ISOs, distributors and resellers.

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

•
Comprehensive Product Portfolio.  We offer a full range of products and services that address the spectrum of market requirements. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the more recently released, high-performance 32-bit Optimum family and the Artema family of secure high-performance terminals acquired in the TeT transaction. Our terminals are further complemented by a wide variety of peripherals that enhance their capabilities. Our services include networking, deployment, help-desk, repair and maintenance. We have major service centers in each of our segments: Americas—Brazil, Chile and Mexico; NEMEA—Germany; SEMEA—the U.K and France; and Asia-Pacific—Australia.

•
Low Total Cost of Ownership.  The total cost of ownership includes the following costs: deployment, implementation, application certification, repair and maintenance and product obsolescence. We continue to support and focus on providing our customers with a clear migration strategy for new technologies, versus a buy today, replace tomorrow strategy.

•
Technology Adoption.  Our technological advances have continued to support industry adoption of value-added features, such as electronic receipt capture, smart cards, electronic signature capture, positive identification and multi-application. We offer network products to host such multi-application offerings. Other technology innovations include IP and wireless connectivity, as well as RFID and contactless acceptance. Our engineering has consistently focused on quality and performance, including speed of the transaction, number of and type of completed transactions, the speed of application download and the user interface. Our modular design allows our customers to select only those features they require, thereby minimizing their costs and increasing their flexibility. We have reorganized our development team in recent years to more rapidly develop, prototype, and release new products to meet customer needs.

•
Terminal Management and Networking Expertise.  We are a leader in terminal management and networking with a significant number of installations of our POS network controllers worldwide, managing not only our terminals, but those of our competitors as well.

•
Security Expertise.  We are an industry leader in secure, state-of-the-art, network payment transactions providing full EMV and PCI certification, regulatory certifications, association certifications, contactless authentication, signature capture, identity and biometric authentication and enterprise security management, ensuring both physical and logical high performance interfaces are secure and certified for use globally, by both public telephony and mission critical computing processors.

Research and Development

Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products, as well as enhancements and aggressive cost reduction measures for existing technologies and applications. We typically design and develop all of our own products and incorporate, where appropriate, state of the art technologies from leading third party vendors. Development projects are evaluated and coordinated by our global product marketing team and follow a management review process that includes input from our sales, marketing, finance, supply chain and engineering teams. Our product development process generally involves the following:

•	Identification of the applicable market and development parameters;

•	Rapid development of engineering specifications, including target costs;

•	State of the art design and engineering;

•	Accelerated testing;

•	Quality assurance; and

•	Pilot production.

Through this process, we can assess the requirements of individual customers and markets, and develop products and platforms that address those needs globally. Bringing quality products to market in a timely manner is the primary objective of our product development initiatives.

Our research and development activities are coordinated through our Scottsdale, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, translating text and altering the communications messaging to suit local requirements. Each of our regional geographic sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. International development groups are located in Australia, Brazil, China, France, Germany, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Singapore, Sweden and the U.K.

Our research and development expenses were $46.1 million for the year ended December 31, 2008, $28.8 million for the year ended December 31, 2007, and $27.7 million for the year ended December 31, 2006.

Manufacturing and Resource Procurement

During 2007, we began to outsource our manufacturing requirements to a third-party contract manufacturer, Venture Corporation (Singapore) LTD (“Venture”), including supply chain, production, assembly, and testing previously performed in our facilities in Shenzhen, China and in Atibaia, Brazil. The transition of our entire manufacturing operations in Shenzhen, China to Venture’s locations concluded in 2008. See “Item 1A — Risk Factors” for certain risks related to operating and conducting business in China. With the acquisition of TeT on April 1, 2008, we expanded our network of third party manufactures, which will provide us with significant advantages in terms of competitive cost structures and flexibility in where our products are manufactured. We currently utilize three contract manufacturers.

To control product costs, we centrally manage product documentation, procurement and material requirements planning from our Scottsdale, Arizona headquarters, utilizing an integrated enterprise system linking all of our manufacturing and design centers. Centralized management of the planning processes, combined with regional procurement, enables us to ensure the quality and availability of our components. We continue to look for opportunities to reduce the cost of existing products by working with our suppliers to seek more favorable pricing, purchasing components in volume to achieve lower unit costs, and seeking greater efficiencies in product design.

Under our original agreement entered into with Venture in the second quarter of 2007, Venture’s services to us were limited to the manufacture and supply of printed circuit board assemblies for certain products and providing on-site general management support at our manufacturing facility in Shenzhen, China.

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

Under the agreement, Venture procures components and tests, packages and prepares all covered products for shipment. With limited exceptions, we are not required to purchase any minimum quantities or units of products. We are required to complete open purchase orders we placed that fall within certain periods of time prior to shipment. Further, we are required to reimburse Venture for any of its unrecoverable costs related to excess inventory and obsolete material. Venture also provides new product introduction and design services to us from time to time.

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

We comply with the following standards and requirements:

•
Security Standards.  Security standards in our industry are promulgated largely by regional bank associations and card associations, as well as certain government regulations. These standards ensure the integrity of the payment process and protect the privacy of consumers using electronic transaction systems. New standards are continually being adopted or proposed as a result of worldwide fraud prevention initiatives, increasing the need for new security solutions and technologies. We have developed a security architecture that incorporates physical, electronic, operating system, encryption and application-level security measures in order to remain compliant with the growing variety of international requirements. This architecture is particularly successful in countries that have stringent and specific security requirements.

•
EMV and PCI Standards.  EMV standards define a set of requirements to ensure interoperability between chip cards and terminals on a global basis, regardless of the manufacturer, the financial institution, or where the card is issued or used. Specific certifications are required for all electronic payment systems and their application software. PCI provides a set of standards and certification criteria to validate the security of payment devices and ensure the protection of confidential transaction data during storage and transit. We obtain EMV and PCI certifications at a global level, prior to specific local market certifications.

•
Payment Processor/Financial Institution Requirements.  We are required to certify our products with payment processors. We actively perform Class B and Class A product certifications with all the major payment processors in the U.S. and international markets. The Class B certification process pertains to successful testing of the integrity of the host (interface) message formats with the payment processor’s requirements and specifications. Once the Class B certification process is completed, the payment processor may elect to take the software application and the hardware for additional in-house testing and support. Class A certification (which may take up to 12 months or more) includes more intensive functional and user-acceptance testing in order to establish their help-desk infrastructure. Class A Certification enables payment processors to provide direct support, deploy and promote the new products with their merchant base and sales force. We have significant experience in attaining these critical payment processor certifications and have a large portfolio of Class A certifications with major U.S. payment processors. In international markets, we also obtain certifications from local financial institutions and payment processors so that our products can be used on their specific networks.

•
WEEE and RoHS Directives.  In the European Union, we are subject to the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Restriction on Hazardous Substances (“RoHS”) Directive. The WEEE Directive requires producers of electrical and electronic equipment to label all covered products and also establish collection, treatment, and recovery systems for their electric and electronic waste. The RoHS Directive restricts the use of certain material in physical devices that include our solutions and/or requires active steps to promote the recycling of materials.

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

Proprietary Rights

We rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products. We currently hold patents issued internationally relating to POS terminal products. We also have a number of pending patent applications relating to our POS terminal products and networking products.

We currently hold trademark registrations in the U.S. and numerous other countries for the “Hypercom” mark and logo. In addition, we have several other U.S. and foreign trademark registrations, and pending trademark applications, relating to our products and services.

We embed copyright notices in our software products advising all users that we own the rights to the software. We also place copyright notices on documentation related to these products. We routinely rely on contractual arrangements to protect our proprietary software programs, including written contracts prior to product distribution or through the use of click-through license agreements. We typically do not obtain federal copyright registrations for our software.

Employees

As of December 31, 2008, we employed approximately 1,606 people on a full-time basis, 275 of which are located in the U.S., with the remaining 1,331 located internationally, as set forth in the following table:

	U.S.	International	Total
Sales, Marketing and Operations	81	157	238
Development	67	268	335
Service Operations	38	746	784
Manufacturing	27	59	86
Finance and Administration	62	101	163
Total Employees	275	1,331	1,606

Employees by segment, as of December 31, 2008, are as follows: Americas (652); NEMEA (192); SEMEA; (205) Asia-Pacific (214); and Shared Cost Centers (343).

We believe that we have an excellent relationship with our employees. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. Certain of our employees globally are subject to collective bargaining agreements or are members of unions or other organized labor associations.

Available Information

Our principal executive offices are located at 8888 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260, and our telephone number is (480) 642-5000. Our website is located at www.hypercom.com. We make available free of charge, through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file or furnish to the SEC.

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

Risks Related To Our Business

Our integration of the Thales e-Transactions business, as well as future acquisitions we may make, involves numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

The ongoing integration of TeT involves various potential risks, including:

•	the inability to assimilate the technologies, operations and personnel of TeT;

•	the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources;

•	the loss of customers;

•	the possibility of our entering markets in which we have limited prior experience;

•	the loss of key employees of TeT;

•	the necessity to respond to and negotiate with local labor unions or other organized labor associations, which may cause delays with and obstacles to our implementation of business initiatives; and

•	the inability to obtain the desired strategic and financial benefits from the TeT acquisition.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurrence of additional debt and contingent liabilities, and amortization expenses related to intangible assets that could adversely affect our business, operating results and financial condition.

International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results.

For the year ended December 31, 2008, we derived approximately 78.7% of our total net revenues outside of the U.S., principally in Europe, Asia-Pacific and Central and South America. We expect that international sales will continue to account for a significant percentage of our net revenues and operating income in the foreseeable future. In addition, substantially all of our manufacturing operations are located outside of the U.S. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our results of operations and financial condition. These risks include the following:

•	changes in foreign country regulatory requirements;

•	various import/export restrictions and the availability of required import/export licenses;

•	imposition of foreign tariffs and other trade barriers;

•	political and economic instability;

•	changes in local economic environments, including inflation, recession and foreign currency exchange rate fluctuations;

•	inability to secure commercial relationships to help establish our presence in international markets;

•	inability to hire and train personnel capable of marketing, installing and integrating our products and services, supporting customers and managing operations in foreign countries;

•	building our brand name and awareness of our products and services among foreign customers;

•	competition from existing market participants that may have a longer history in and greater familiarity with the foreign markets we enter;

•	extended payment terms and the ability to collect accounts receivable;

•	the ability to repatriate funds or transfer funds among our subsidiaries and between our subsidiaries and their parent entities;

•	complicated tax and regulatory schemes where failure to comply may result in fines, penalties or litigation;

•	complications associated with enforcing legal agreements in certain foreign countries, including Brazil, China and in developing countries; and

•	availability of qualified and affordable staff with which to manage our foreign operations.

Additionally, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

Quarterly revenues and operating results can vary, depending on a number of factors.

Our consolidated results of operations and financial position can vary significantly from quarter to quarter, which is not conducive to a predictable business or operating environment. Consequently, this can impact our overall business. The following factors impact our quarterly business operations and results:

•	variations in product mix, timing and size of fulfilled orders as a result of customer deferral or cancellation of purchases and/or delays in the delivery of our products and services;

•	accomplishment of certain performance parameters embedded in our service level agreements;

•	market demand for new product offerings;

•	delays in the delivery of our products and services;

•	the type, timing and size of orders and shipments;

•	product returns and warranty claims;

•	variations in product mix and cost during any period;

•	development of new relationships and maintenance and enhancement of existing relationships with customers and strategic partners;

•	deferral of customer contracts in anticipation of product or service enhancements;

•	deferral of certain revenue or gross margin in accordance with U.S.GAAP requirements;

•	incremental costs incurred as a result of product quality and/or performance issues;

•	inventory obsolescence and write-downs related to product life cycles;

•	write-off of doubtful accounts receivable;

•	variations in operating expenses, including research and development, selling, and general and administrative expenses;

•	lease portfolio risk adjustments and loss provisions;

•	restructuring activities;

•	employment and severance agreement charges;

•	foreign currency exchange rate fluctuations;

•	availability and cost of financing;

•	variations in income tax as a function of income recognition by tax jurisdiction;

•	changing security standards or other technological changes; and

•	industry and economic conditions, including competition, industry and security standards, product certification requirements, trade restrictions and other regulations.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe that we may continue to derive, a significant portion of our net revenues from a limited number of large customers. For the fiscal year ended December 31, 2008, our largest customer accounted for 6.2% of our net revenues, and our five largest customers accounted for 22.1% of our net revenues. In addition, our largest customer does substantial business with some of our most significant competitors. The TeT acquisition may mitigate this risk somewhat by further diversifying our customer base. Nevertheless, our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products, internal budget cycles and market conditions. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our revenues and results of operations could be materially adversely affected. See “Item 1, Business — Sales and Distribution” for more information on our customer base.

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

We offer technologically complex products that, when first introduced or released in new versions, may contain software or hardware defects that are difficult to detect and correct. The existence of defects and delays in correcting them could result in negative consequences, including the following:

•	delays in shipping products;

•	cancellation of orders;

•	additional warranty expense;

•	delays in the collection of receivables;

•	product returns;

•	the loss of market acceptance of our products;

•	claims against us;

•	diversion of research and development resources from new product development; and

•	write-downs of and creation of reserves against inventory in our possession or located at our contract manufacturers.

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

We or our third-party contract manufacturers may accumulate excess or obsolete inventory that could result in unanticipated price reductions and write downs and adversely affect our financial results.

Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing to our customers products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we or our third-party contract manufacturer hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for the best pricing;

•	responding to the unpredictable demand for products;

•	responding to customer requests for short lead-time delivery schedules;

•	failure of customers to take delivery of ordered products; and

•	product returns.

In addition, we may in some cases have to reimburse, or incur other charges from, our third-party contract manufacturing partners for excess or obsolete inventory or unfulfilled, non-cancelable open purchase orders resulting from changes in product design or demand. If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operations and financial condition. The total impact of excess and obsolete inventory, including inventory held by our third-party manufacturers, on our financial results was $8.7 million, $8.5 million, and $7.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Security is vital to our customers and therefore breaches in the security of transactions involving our products or services could adversely affect our reputation and results of operations.

Protection against fraud is of key importance to the purchasers and end-users of our solutions. We incorporate security features, such as encryption software and secure hardware, into our solutions to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our solutions may be vulnerable to breaches in security in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our solutions. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. We have not experienced any material security breaches affecting our business. However, if the security of our solutions is compromised, our reputation and marketplace acceptance of our solutions will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability.

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

In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the U.S. For example, in China, the legal system in general and the intellectual property regime in particular, is still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in such jurisdictions.

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

A disruption in our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.

We currently rely on third-party manufacturers to manufacture and assemble a majority of our products and subassemblies. We also depend upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules.  If we are unable to successfully manage our relationship with these third-party manufacturers, or if such manufacturers experience any significant disruption in their supply chain and manufacturing capabilities, or they experience similar economic, political and business issues which may impact their ability to fulfill their obligations to us, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business and financial performance.

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

The components used in our systems are purchased from outside sources. Certain components, such as processors, wireless modules, etc., are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potential costly redesigns could have a material adverse effect on our business, operating results and financial condition.

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

A substantial part of our business consists of sales to international customers and as a result the majority of our revenues and expenses related to our international operations are denominated in Euros and other non-U.S. dollar currencies. Adverse currency exchange rate fluctuations could have a material impact on our financial results in the future.  In addition, our balance sheet reflects non-U.S. dollar denominated assets and liabilities, which can be adversely affected by fluctuations in currency exchange rates. We have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates. Nevertheless, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. dollar denominated assets and liabilities and such attempts to mitigate these risks may be costly. Further, we may not hedge against our entire foreign currency risk as it may become even more costly as a result of recent market developments. Accordingly, an adverse movement in exchange rates could have a material adverse effect on our financial results. In the year ended December 31, 2008, we incurred foreign currency expense of approximately $1.8 million, net of foreign currency transaction gains or losses.

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

We are subject to environmental, legal and regulatory requirements, including the RoHS Directive and the WEEE Directive. The RoHS Directive sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and the WEEE Directive sets a framework for treatment, labeling, recovery and recycling of electronic products in the European Union, which may require us to alter the manufacturing of the physical devices that include our solutions and/or require active steps to promote recycling of materials and components. Although the WEEE Directive has been adopted by the European Commission, national legislation to implement the directive is still pending in certain member states of the European Union. In addition, similar legislation has been enacted in China and could be enacted in other jurisdictions, including in the U.S. If we do not comply with the RoHS Directive and the WEEE Directive, we may suffer a loss of revenues, be unable to sell in certain markets or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Furthermore, the costs to comply with the RoHS Directive and the WEEE Directive, or with current and future environmental and worker health and safety laws, may have a material adverse effect on our results of operation, expenses and financial condition.

Force majeure events, such as threats of terrorism, terrorist attacks, other acts of violence or war, and health epidemics may adversely affect the markets in which our common stock trades, our ability to operate our business and our financial results.

Domestic and international threats of terrorism, terrorist attacks, wars and regional conflicts may cause instability in the global financial markets, and contribute to downward pressure on securities prices of U.S. publicly traded companies, such as us. Future terrorist activities or armed conflicts, epidemics, such as influenza or bird flu, and pandemics could result in economic, political and other uncertainties that could adversely affect our revenues and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist activities, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers (including sole-source suppliers) or customers in the U.S. and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the U.S., Australia, Brazil, China, France, Germany, Latvia, Spain and the U.K., and our manufacturing partners’ facilities in Germany, Malaysia and Romania. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires that we establish and maintain effective internal controls over financial reporting. SOX 404 also requires us to include a management report of internal control over financial reporting in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting as of December 31, 2008, we are able to conclude that our internal control over financial reporting is effective. However, we cannot be certain that our internal control over financial reporting will remain effective in the future. Any future failure to maintain adequate internal control over our financial accounting and reporting could harm our operating results or could cause investors to lose confidence in our reported financial results or condition, which could adversely affect our business and the trading price of our common stock.

Our business may be negatively affected by the current global economic crisis.

The business and operating results of our point of transaction businesses have been and will continue to be affected by worldwide economic conditions and, in particular, conditions in the banking sector and other major industries we serve. The current economic climate, the credit market crisis, particularly the increased difficulty in securing credit, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy could impact our ability to sell and our customers’ ability to make capital expenditures, thereby affecting their ability to purchase our products. Additionally, customers in the financial services sector, which has been severely impacted by the credit crisis, have consolidated in response to the crisis, which could further impact our business by reducing our customer base. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their capital expenditures.

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

The extent of the impact of the global economic crisis will depend on a number of factors, including whether the United States economy and the global economy generally, enter into a prolonged recession as a result of the deterioration of the credit markets. If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Risks Related To The Industry

The markets in which we compete are highly competitive, maturing, and subject to price erosion.

The markets in which we operate are maturing and highly competitive. Increased competition from manufacturers or distributors of products similar to or competitive with ours, or from service providers that provide services similar to ours, could result in price reductions, extended terms, free services, lower margins and loss of market share. In some markets, we may sell products with negative margins to large customers who have existing service contracts that generate contractual service revenues at positive margins over a multi-year period. Such transactions may negatively affect our revenues, margins and net income.

We expect to continue to experience significant and increasing levels of competition in the future. With respect to our POS products, we compete primarily on the basis of ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telecommunication system certifications we have obtained for our products and application programs, rapid development, release and delivery of software products and customer support and responsiveness. Software products compete on the basis of functionality, scalability, price, quality and support.

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

Risks Related To Our Common Stock

We have incurred significant losses recently and in the past and our results of operations have and may continue to vary from quarter to quarter, impacted in particular by business reviews performed by management. If our financial performance is not in line with investor expectations, the price of our common stock will suffer and our access to future capital may be impaired.

We had a loss from continuing operations of $76.7 million for the year ended December 31, 2008, a loss from continuing operations of $10.7 million for the year ended December 31, 2007, and income from continuing operations of $3.1 million for the year ended December 31, 2006. If the results of our continuing efforts to improve profitability, increase our cash flow and strengthen our balance sheet do not meet or exceed the expectations of securities analysts or investors, the price of our common stock will suffer.

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

Our common stock may be delisted by NYSE.

Our common stock is currently listed on the NYSE. On December 31, 2008, we received notice from NYSE Regulation advising that the average per share closing price of our common stock was below the NYSE continued listing standard, which requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. The NYSE rules allow us six months from receipt of the notice to cure the deficiency before NYSE Regulation initiates suspension and delisting procedures. During this period, our common stock will continue to be listed and trade on the NYSE, subject to our continued compliance with other NYSE listing standards.

Effective on February 26, 2009, the NYSE suspended the $1.00 minimum price requirement on a temporary basis, initially through June 30, 2009. We will be deemed to have regained compliance during this rule suspension period if: (1) at the end of any calendar month during the rule suspension period we have a $1.00 closing share price on the last trading day of such month and a minimum average closing price of $1.00 over the preceding 30 trading days, or (2) at the end of our original six-month cure period we have a $1.00 closing share price on the last trading day of the period and a minimum average closing price of $1.00 over the preceding 30 trading days. If we do not regain compliance during the rule suspension period, our original compliance period will recommence for the remaining balance of our original compliance period.

If the closing price and average closing price of our common stock do not sufficiently improve, we may consider presenting a proposal to our stockholders for a consolidation of our outstanding common stock at our next annual meeting of stockholders. In the event that we do not attain compliance with the minimum price requirement within the allowed time period, NYSE Regulation will commence suspension and delisting procedures.

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

As of March 10, 2009, we had 53,442,799 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the NYSE. We also had outstanding, as of March 10, 2009, options and warrants to acquire an additional 4,459,378 and 10,544,000 shares, respectively, of our common stock. All of the shares underlying the outstanding options and warrants have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options and warrants, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of warrants to purchase common stock as part of the TeT acquisition could result in a lowering of our stock price.

In accordance with the terms of our credit agreement with Francisco Partners, upon funding of the loan and the closing of the TeT acquisition, we granted Francisco Partners a five-year warrant to purchase approximately 10.5 million shares of our common stock at $5.00 per share. The warrant contains a cashless exercise provision. We have also filed a registration statement covering the shares of common stock underlying the warrant. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market (or the perception that these sales could occur) if the warrant is exercised once our common stock is trading above the warrant exercise price of $5.00 per share. Any such sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any issuance of common stock to the warrant holder upon exercise of the warrant would dilute the then-current common stockholders’ interests in our company.

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

We may be required to incur additional debt to meet the future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of our current and future debt arrangements could adversely affect our financial condition and our ability to respond to changes in our business.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Americas

Our current corporate headquarters building is located in Scottsdale, Arizona.  The facility is 48,650 square feet, and the lease for this facility expires on June 23, 2018. Our corporate headquarters serves as a shared cost center for all of our geographic segments.

In the U.S., we also lease offices in Atlanta, Georgia (currently subleased) and Savannah, Georgia, as well as a storage facility in Phoenix, Arizona. Internationally, we lease facilities in Brazil, Chile, Mexico and Puerto Rico for sales, support, representation, and research and development activities.

We also own an approximately 102,000 square foot facility in Brazil that is utilized for administrative, final assembly, warehouse, distribution, and sales and support services.

NEMEA

We lease facilities in Belgium, Germany and Sweden for sales, support, representation, and research and development activities.

SEMEA

We lease facilities in France, Hungary, Latvia, Russia, Scotland, Spain, the United Arab Emirates and the U.K. for sales, support, representation, and research and development activities.

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

SPA Syspatronic AG v. Hypercom Corporation, et al.  (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “’862 Patent”) allegedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We have filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. We have also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office completed its re-examination of the ‘862 Patent. On December 22, 2008, the Patent Office filed an office action rejecting all ten claims of the ‘862 Patent as invalid because they were anticipated by prior art references. SPA has the right to file a response within two months of the office action; however, at SPA’s request, the Patent Office granted a one month extension to respond to the office action.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008)

CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas against us and others, alleging that certain of our terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 patent.  The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees.  In June 2008, we filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim.  We have also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent.  A Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley (“Shipley”), a former employee, filed this action in the United States District Court for the Northern District of Georgia on January 30, 2009 against us, alleging that we violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws by failing to pay certain sales commissions, and violated the Equal Pay Act and Georgia law by paying her lower compensation than we paid males who performed the same work.  Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest.  We deny the allegations and intend to vigorously defend this litigation.  On February 23, 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

The following are our executive officers as of March 10, 2009:

Name	Age	Title	Other Business Experience since 1/1/2004
Norman Stout	51	Chairman of the Company (since December 2007)	Director, Hypercom Corporation (since 2003); Chief Executive Officer, Mitel US; Chief Executive Officer, Inter-Tel, Inc.; Chief Strategy Officer and Chief Administrative Officer, Inter-Tel, Inc.

Philippe Tartavull	51	Chief Executive Officer and President (since December 2007)	Director, Hypercom Corporation (since December 2007 and April 2006 – January 2007); President and Chief Operating Officer, Hypercom Corporation; President, Oberthur Card Systems, USA

Robert M. Vreeland	47	Interim Chief Financial Officer (since April 2008)	Vice President, Americas Finance and Corporate Financial Planning & Analysis, Hypercom Corporation; Senior Vice President, Operations, Hypercom Corporation

Henry Gaillard	48	Senior Vice President, Global Operations (since April 2008)
Chief Operating Officer, Thales e-Transactions, a division of the Thales Group; Chief Executive Officer, Thales Navigation (Magellan); Chief Operating Officer and General Manager of the Consumer Business Unit, Thales Navigation (Magellan)

Scott Tsujita	45	Senior Vice President, Finance, Treasury and Investor Relations (since October 2003)

Douglas J. Reich	65	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

RANGE OF SALES PRICES

	High	Low
Year Ended 12/31/08
First Quarter	$5.12	$3.37
Second Quarter	5.18	4.17
Third Quarter	5.01	3.70
Fourth Quarter	3.78	0.57

Year Ended 12/31/07
First Quarter	$6.43	$4.76
Second Quarter	6.38	5.58
Third Quarter	6.19	4.33
Fourth Quarter	5.58	4.50

Since becoming publicly-traded, we have not paid any cash dividends on our common stock. We currently intend to retain our earnings for our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information on retained earnings.

As of March 10, 2009, we had approximately 46 stockholders of record of our common stock and approximately 5,000 beneficial stockholders of our common stock.

Item 6. Selected Financial Data

The following table contains selected consolidated financial data for the five years ended December 31, 2008, derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this Annual Report on Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Historical consolidated financial data may not be indicative of our future performance.

Years Ended December 31,
2008	2007	2006	2005	2004

Statements of Operations Data:
Net revenue	$437,310	$289,527	$248,565	$245,223	$241,285
Costs of revenue	312,498	214,848	159,540	172,091	f	144,140
Provision for deferred contract costs	11,305
Gross profit	$124,812	$74,679	$89,025	$73,132	$85,840
Gross profit percentage	28.5%	25.8%	35.8%	29.8%	35.6%
Research and development	$46,107	$28,753	$27,706	$27,555	$27,188
Selling, general, and administrative	81,954	59,964	60,105	72,649	65,242
Impairment of goodwill and intangible assets	67,798	a
Amortization of purchased intangible assets	5,678	502
In-process research and development	-	-	1,000	c	-	-
Gain on sale of real property	-	(3,796)	(2,953	) d
Total operating expenses	201,537	85,423	85,858	100,204	f	92,430
Income (loss) from continuing operations	(76,725)	(10,744)	3,167	(27,072)	(6,590)
Income (loss) before discontinued operations	(84,922)	(9,100)	4,737	(30,243)	(12,530)
Income (loss) from discontinued operations	(481)	1,623	2,233	(3,123	) e	3,868
Net income (loss)	$(85,403)	$(7,477	) b	$6,970	$(33,366)	$(8,662)
Diluted income (loss) per share:
Income (loss) before discontinued operations	$(1.59)	$(0.17)	$0.09	$(0.58)	$(0.24)
Income (loss) from discontinued operations	(0.01)	0.02	0.04	(0.06)	0.07
Diluted income (loss) per share	$(1.60)	$(0.15)	$0.13	$(0.64)	$(0.17)
Weighted average basic shares	53,321	52,927	53,248	52,395	51,252
Weighted average diluted shares	53,321	52,927	53,966	52,395	51,252
Balance Sheet Data:
Cash and equivalents	$35,978	$76,925	$34,190	$35,940	$23,445
Short-terms investments	499	4,988	47,228	57,951	69,962
Working capital	46,835	119,657	141,923	143,039	159,789
Total assets	306,300	250,244	236,716	238,914	277,260
Short and long-term debt, net of discount	48,769	-	-	8,377	8,829
Total stockholders' equity	93,788	174,499	178,931	170,774	205,372

a)
In December 2008, we recognized asset impairment charges totaling $67.8 million for 2008, primarily related to the write-off of goodwill and intangible assets from our acquisition of TeT on April, 1, 2008. See Note 4 to our consolidated financial statements.

b)
In June 2007, we completed the sale of our former headquarters facilities, located in Phoenix, Arizona, for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. See Note 10 to our consolidated financial statements included herein. During the second quarter of 2007, we initiated a reconfiguration of our global sales and marketing organizations and incurred charges of $2.9 million during the year. During the second quarter of 2007, we increased inventory reserves by $6.1 million primary related to non-PCI compliant products and components.

c)	During December 2006, we acquired TPI and incurred a $1.0 million charge for the acquired in-process research and development. See Note 3 to our consolidated financial statements included herein.

d)
During September 2006, we completed the sale of our real property in Hong Kong for $5.2 million. We recorded a gain of approximately $3.0 million on the sale in the third quarter of 2006. See Note 10 to our consolidated financial statements included herein.

e)
During the fourth quarter of 2005, we sold our U.K. lease portfolio (the “U.K. Lease Business”) as this leasing business did not align with our core business. As of December 31, 2005, the U.K. Lease Business’ operating results have been classified as discontinued operations in the statements of operations for all periods presented. We recognized a $6.6 million loss on the write-down of the U.K. Lease Business to its estimated fair value based on purchase offers received from potential buyers. See Note 6 to our consolidated financial statements included herein.

f)
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

g)
During the second quarter of 2004, we recorded an $11.3 million charge to cost of revenue to reserve all costs previously deferred under a contract with the Brazilian Health Ministry. See Note 15 to our consolidated financial statements included herein.

See Note 23 to our consolidated financial statements included herein for a presentation of certain of the above information on a quarterly basis for each of the four quarters in the years ended December 31, 2008 and 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2008. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

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

Goodwill and Impairment of Long-Lived Assets

We evaluate our goodwill at least annually and at any other time if an event or change in circumstances indicates that the fair value of a reporting unit is below its carrying amount.  Our long-lived assets (to be held and used) are reviewed for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. During fourth-quarter 2008, we concluded that the current economic environment and the significant declines in our share price compared to our net book value represented significant adverse events, and therefore, we evaluated our goodwill and long-lived assets for impairment as of December 31, 2008, under the two-step model established by Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets.” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

In evaluating our long-lived assets for recoverability, we use estimates of undiscounted future cash flows of our individual reporting units and for goodwill our recoverability is measured by reference to fair value using after-tax discounted cash flows. As quoted market prices are unavailable for our individual reporting units, fair value was determined through the use of estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our reporting units were derived from current business plans developed using near-term and long term management projections.  Our asset impairment evaluations, including our annual goodwill impairment test, required us to make several assumptions in determining estimates of future cash flows to determine fair value of our individual reporting units, including near and long term revenue and cost assumptions.

Our evaluation of goodwill and long-lived assets resulted in the recognition of asset impairment charges totaling $67.8 million in the fourth quarter of 2008, primarily related to our acquisition of TeT on April, 1, 2008.

We believe future events that could result in additional impairment of our goodwill and long-lived assets include, but are not limited to, declines in the current economic environment or significant losses of our customer base in Europe or in Australia.

Revenue Recognition

We recognize revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, SFAS No. 13, Accounting for Leases (“SFAS 13”), Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts, Staff Accounting Bulletins No. 101 and No. 104, Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectability is reasonably assured.

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

Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s), we either recognize revenue in accordance with SFAS 13 for items that are considered to be leasing under EITF 01-8 and we have sufficient evidence to make our best estimate of the relative fair value of the delivered element or defer all revenue for the arrangement until the period in which the last item is delivered.

We present revenues net of sales taxes and value-added taxes in our consolidated statement of operations in accordance with EITF No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities should Be Presented in the Income Statements.

 Share-Based Compensation

Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”) issued by the Financial Accounting Standards Board (“FASB”) using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on the historical volatility of our stock. We also use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation expense, or if different assumptions had been used, we may have recorded too much or too little share-based compensation expense. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different. For stock options with graded vesting terms, we recognize compensation expense over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method. We had approximately $2.2 million of total unrecognized compensation expense related to stock options at December 31, 2008 that is expected to be recognized over a weighted-average period of one year. See Note 13 to our consolidated financial statements included herein for a further discussion on stock-based compensation.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due as well as a general reserve against individually smaller accounts receivable balances. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with us. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will charge off the account receivables to the allowance for doubtful accounts.

Sales-Type Leases

Certain product sales made under a capital lease arrangement are recorded as a sales-type lease in accordance with SFAS 13.  Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of our net revenues in 2008, 2007 or 2006.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis. Reserves for estimated excess and/or obsolete inventory are recorded on a product or part level basis based upon historical usage and future demand and establish a new cost basis for the respective item. For components not yet billed to us by our third-party contract manufacturers, contingent liabilities are recorded by component based on the likelihood of our ultimate usage of the components.

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

Foreign Currency

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss.

For subsidiaries operating outside the United States where the functional currency is U.S. dollars, monetary assets and liabilities denominated in local currency are remeasured at year-end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Any gains or losses from foreign currency remeasurement are included in foreign currency loss on our consolidated statements of operation. During the years ended December 31, 2008, 2007, and 2006, we recorded net gains (losses) on remeasurement of $(2.8 million), $1.9 million and $0, respectively. For the same periods, we recorded net gains (losses) on transactions denominated in foreign currencies of $1.0 million, $(3.6) million and $(0.7) million, respectively. These amounts are included in the results of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 16 to the consolidated financial statements regarding the valuation reserve against our deferred tax assets.

We do not provide for federal income taxes on the undistributed earnings of our international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Overview of Financial Results

The following overview highlights certain key events and factors impacting our financial performance over the past three years.

Year 2008 Overview

On April 1, 2008, we completed our acquisition of TeT for approximately $149.4 million in cash. TeT was a leading provider of secure card payment solutions in some of Europe’s largest markets, including France, Germany, Spain and the United Kingdom. With the acquisition, Hypercom became one of the largest providers of electronic payment solutions and services in Western Europe, solidifying our position as the third largest provider globally.

Net revenue for the twelve months ended December 31, 2008 was $437.3 million, a 51.0% increase over the twelve months ended December 31, 2007. The primary reason for the increase was due to our acquisition of TeT on April 1, 2008 which accounted for the majority of the increase. In addition, we have seen a strong increase in demand for our countertop and multilane products in the U.S., as well as an increase in our service business in Brazil.

Product gross profit was 31.6% for the twelve months ended December 31, 2008, compared to 27.7% for the twelve months ended December 31, 2007. Product gross profit increase is principally due to the result of higher gross margin on TeT product sales, changes in product mix for countertop, mobile, and multilane products, as well as efficiencies gained from transitioning to contract manufacturing during the first half of 2008. We expect to see continued efficiencies gained from our move to a contract manufacturing model in the future, although actual results may be materially different than our expectations.

During the twelve months ended December 31, 2008, we incurred a net loss of $85.4 million ($1.60 per share), which was principally due to the expense related to our evaluation of goodwill and long-lived assets that resulted in the recognition of asset impairment charges totaling $67.8 million. These charges were primarily related to our acquisition of TeT on April, 1, 2008. Additional expenses related to contingent liabilities recorded for potential commitments to purchase potentially excess and obsolete inventory at our third party contract manufacturer, the cost moving to outsourcing of manufacturing, acquisition expenses, integration expenses, amortization and interest incurred related to our acquisition of TeT all added to the net loss for the year.

Year 2007 Overview

For 2007, we recorded a net loss of $7.5 million ($0.14 per share) on revenues of $289.5 million. Revenues for 2007 increased by 16.5% over 2006 revenues of $248.6 million. Products revenue increased $15.1 million or 7.9% over 2006 due to gains achieved principally in SEMEA, as well as the Americas with an increase within this segment in Mexico, the Caribbean and Central America (“MCCA”), offset by declines in North America. The increases in product revenue resulted principally from gains in mobile and multi-lane products. Services revenue increased $25.9 million or 45.2% over 2006 principally due to the acquisition of TPI in late December 2006 and of ACG in February 2007 (noted below), which contributed an incremental $2.3 million and $16.5 million, respectively, and the billing and collection of past service contract fees of $4.6 million, the costs of which were written off in 2004 when acceptance of the billing and collection was deemed to be doubtful. In addition, we experienced growth in our two significant service operations in the Americas segment due to higher volume type services in Brazil and an increased installed terminal base in Mexico.

The net loss in 2007 was principally the result of $8.0 million increase in our inventory reserves primarily related to non-PCI compliant products and components and restructuring activities to reconfigure our global sales and marketing organizations, as well as the outsourcing of manufacturing and consolidation of software, repairs and maintenance functions globally. These activities included the following:

•
Outsourcing our manufacturing requirements to a third-party contract manufacturer, including supply chain, production, assembly, and testing previously performed in Shenzhen, China and in Atibaia, Brazil. Transitioning of our entire manufacturing operations in Shenzhen, China to third-party manufacturing partner locations, which commenced in 2007 and was expected to be completed in 2008.

•	Shut down of manufacturing operations in Atibaia, Brazil in accordance with our plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;

•
Consolidating global software development activities to Singapore, Latvia, and India, and reducing similar activities previously performed in the U.S. and Sweden. The consolidation of global development activities was completed in 2007;

•	Relocating U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico, which was completed in 2007; and

•
Reorganizing and reducing the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and was expected to continue during 2008.

As a result of these actions, we incurred charges of $2.9 million during 2007 of which $0.6 million of cost is in the Americas segment, $0.8 million in the Asia-Pacific segment, $0.4 million in the SEMEA segment and $1.1 million in shared cost centers. These costs are exclusive of any reversals of stock based compensation. We expect additional costs associated with these and other related activities that will take place during the first and second quarters of 2008 to approximate $1.5 million. The estimated costs are based on planned activities and circumstances known by us as of the filing of the 2007 Annual Report on Form 10-K. However, due to the inherent risk of the activities being undertaken, we cannot provide assurance that these estimated additional costs will not exceed $1.5 million.

In February 2007, we acquired the assets of ACG, a provider of installation, technical support and help desk services for point of sale equipment in Australia for $12 million. The acquisition builds on our existing card payment terminal business in Australia and expands our service business footprint in the Asia-Pacific marketplace, providing merchant support for all vendors’ point of sale terminals in Australia as well as a business platform for potential expansion throughout the region.

In June 2007, we completed the sale of our headquarters facilities located in Phoenix, Arizona, for a gross sales price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. We have entered into a long-term operating lease for our new headquarters with annual net rentals approximating $1.1 million commencing in March 2008 and concluding in approximately 7.75 to 10 years, depending on whether we elect to terminate the lease after the initial 7.75 years.

Year 2006 Overview

For 2006, we recorded net income of $7.0 million ($0.13 per diluted share) on revenues of $248.6 million. Revenues for 2006 increased by 1.4% over 2005 revenues of $245.2 million. Products revenue gains were achieved in Central and Eastern Europe, Russia and the Commonwealth of Independent States, Middle East and Africa, as well as Mexico and South America from increased sales of our Optimum T2100 product. We experienced declines in the multilane sector in North America due to the completion of a significant order in the first half of 2006 as well as the effects of transitioning from a direct to indirect sales model for that product line; and we experienced declines in our Pacific region due to reduction in product volume at a large customer in Australia and a slow down in the New Zealand market and EMV migration. Our service revenues increased by 4.1% in 2006 to $57.3 million principally from gains in Brazil due to new service contract awards, including servicing competitor products, as well as increased terminal sales, which were put under existing service contracts.

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

Comparison of Years Ended December 31, 2008 and 2007

	2008	% of Revenue	2007	% of Revenue	Dollar Change
(Amounts in thousands, except share and per share data)
Net revenue:
Products	$321,111	73.4%	$206,360	71.3%	$114,751
Services	116,199	26.6%	83,167	28.7%	33,032
Total net revenue	437,310	100.0%	289,527	100.0%	147,783
Costs of revenue:
Products	219,653	68.4%	149,787	72.6%	69,866
Services	89,770	77.3%	64,734	77.8%	25,036
Amortization of purchased intangible assets	3,075	0.7%	327	0.1%	2,748
Total costs of revenue	312,498	71.5%	214,848	74.2%	97,650
Gross profit:
Products	101,458	31.6%	56,573	27.4%	44,885
Services	26,429	22.7%	18,433	22.2%	7,996
Amortization of purchased intangible assets	(3,075)	-0.7%	(327)	-0.1%	(2,748)
Total gross profit	124,812	28.5%	74,679	25.8%	50,133
Operating expenses:
Research and development	46,107	10.6%	28,753	9.9%	17,354
Selling, general and administrative	81,954	18.7%	59,964	20.7%	21,990
Impairment of goodwill and intangible assets	67,798	15.5%	-	0.0%	67,798
Amortization of purchased intangible assets	5,678	1.3%	502	0.2%	5,176
Gain on sale of real property	-	0.0%	(3,796)	-1.3%	3,796
Total operating expenses	201,537	46.1%	85,423	29.5%	116,114
Loss from continuing operations	(76,725)	-17.6%	(10,744)	-3.7%	(65,981)
Interest income	1,466	0.4%	3,954	1.4%	(2,488)
Interest expense	(6,822)	-1.6%	(122)	-0.1%	(6,700)
Foreign currency loss	(1,821)	-0.4%	(1,685)	-0.6%	(136)
Other income (expense)	191	0.0%	(25)	0.0%	216
Non-operating income (expense)	(6,986)	-1.6%	2,122	0.7%	(9,108)
Loss before income taxes and discontinued operations	(83,711)	-19.2%	(8,622)	-3.0%	(75,089)
Income tax provision	(1,211)	-0.3%	(478)	-0.1%	(733)
Loss before discontinued operations	(84,922)	-19.5%	(9,100)	-3.1%	(75,822)
Income (loss) from discontinued operations	(481)	-0.1%	1,623	0.5%	(2,104)
Net loss	$(85,403)	-19.6%	$(7,477)	-2.6%	$(77,926)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$(1.59)		$(0.17)
Income (loss) from discontinued operations	(0.01)		0.03
Basic and diluted income per share	$(1.60)		$(0.14)

Net Revenue

Net revenue increased approximately $147.8 million or 51.0% in 2008 compared to 2007. This increase was comprised of an increase of $114.8 million or 55.6% in product revenue, and $33.0 million or 39.7% in services revenue.

Of the $114.8 million increase in products revenue during 2008, $109.9 million is attributable to the acquisition of TeT. Excluding the additional TeT product revenue, the increase in products revenue of $4.9 million is a result of increases in unattended sales in SEMEA and Asia-Pacific of $3.2 million.  Other increases in revenue were due primarily to increases in multi-lane sales in the Americas and NEMEA of $5.3 million offset primarily by decreases in mobile sales in the Americas and SEMEA of $4.5 million.

Of the $33.0 million increase in services revenue during 2008, the majority is attributable to the acquisition of TeT.  Other areas of changes in the service revenue were due to growth in our service operations due to higher volume type services in Brazil of $6.1 million offset by a decline of $5.0 million in Mexico as the result of the loss of a significant service contract whereby our customer was acquired and changed their outsource strategy.  Offsetting this net increase was the billing and collection of past service contract fees in Brazil during 2007 of $4.6 million.  This collection did not re-occur during 2008.

Cost of Revenue and Gross Profit

 Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, inventory valuation provisions, as well as loan loss provisions with respect to sales-type leases included in continuing operations.  Costs of revenue also include amortization of certain intangible assets. Total gross profit as a percent of revenue increased to 28.5% during 2008 from 25.8% during 2007.   Amortization expense included in cost of revenue increased by $2.7 million or 840.4% in 2008 compared to 2007 due to the acquisition of TeT on April 1, 2008.

Products Gross Profit

Product gross profit excluding amortization was 31.6% in 2008 compared to 27.4% in 2007. The product gross profit increase is principally due to higher gross margins on TeT product sales, changes in product mix for countertop, mobile, and multilane products, as well as efficiencies gained from transitioning to contract manufacturing during the first half of 2008. Offsetting some of those gains in margin in 2008 were costs associated with the shut down of our China manufacturing plant totaling approximately $2.5 million and excess inventory contingencies of approximately $4.2 million related to excess components at our third-party contract manufacturers. We expect to see continued efficiencies gained from our move to a contract manufacturing model in the future, although actual results may be materially different than our expectations. In addition, gross profit in 2007 was negatively impacted by approximately $9.6 million of one off charges for inventory not in compliance with industry security standards as well as other costs to begin the transition to contract manufacturing.

Services Gross Profit

Services gross profit excluding amortization was 22.7% in 2008 compared to 22.2% in 2007. Services gross profit during 2007 was impacted by the collection of service contract fees in Brazil of $4.6 million that had no associated costs, as all costs had been written off in 2004 due to uncertainties regarding realization. Excluding this collection at 100% margin, the services gross profit was 17.6% in 2007.  The increase in the gross profit percentage from 2007 to 2008, excluding the service contract fees in Brazil, is principally due to the acquisition of TeT and improved cost controls in Brazil during 2008. Offsetting these increases were decreases in gross profit in our Mexico and Australian service businesses.

Operating Expenses

Research and development — Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel.  Research and development expense increased approximately $17.4 million or 60.4% in 2008 compared to 2007, primarily related to the acquisition of TeT. Excluding TeT, research and development expense decreased $5.5 million from 2007 to 2008, primarily due to the re-prioritization of projects of $2.6 million, lower consulting fees of $1.1 million and lower salaries, bonus and severance of $2.8 million.  Research and development expenses as a percent of revenue were 10.6% in 2008 compared to 9.9% in 2007.  The increase as a percentage of revenue is due to the acquisition of TeT and the research and development expenditures needed to support the maintenance of two product lines.  We expect these product lines to converge over time and to synergize our research and development efforts.

Selling, general and administrative — Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. Selling, general and administrative expense increased approximately $22.0 million or 36.7% in 2008 compared to 2007, primarily related to the acquisition of TeT. Excluding TeT, selling, general and administrative expense would have increased by $1.4 million, primarily due to an increase in professional fees of $1.8 million principally from legal expenses, increase in salary of $1.2 million principally from Human Resources and Information Technology headcount, increase in depreciation of $0.7 million and commissions of $0.8 million.  These were offset by decreases in bad debt expense of $2.2 million and bonus of $1.1 million.  As a percent of revenue, selling, general and administrative expense was 18.7% for 2008 and 20.7% for 2007.  This decrease was primarily due to operating expense synergies related to the acquisition of TeT.
Impairment of goodwill and intangible assets — During fourth-quarter 2008, we concluded that the current economic environment and the significant declines in our share price compared to our net book value represented significant adverse events, and therefore, we evaluated our goodwill and long-lived assets for impairment as of December 31, 2008.  Our evaluation of goodwill and long-lived assets resulted in the recognition of asset impairment charges totaling $67.8 million for 2008, primarily related to our acquisition of TeT on April, 1, 2008.

Amortization of purchased intangibles — Amortization of purchased intangibles expense increased approximately $5.2 million or 1031% in 2008 compared to 2007, primarily related to the acquisition of TeT and the amortization of our purchased intangible assets.

Gain on sale of real property — During the second quarter of 2007, we completed the sale of our former headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007. There were no such sales during 2008.

Interest income, interest expense, and foreign currency

We recognized $1.5 million in interest income in 2008 compared to $4.0 million in 2007. This decrease is principally attributable to lower average cash, cash equivalent, and short-term investment balances in 2008 compared to 2007 due to the acquisition of TeT.  We incurred interest expense of $6.8 million in 2008 compared to $0.1 million in 2007. The increase in interest expense is primarily due to the acquisition financing of TeT. Approximately $4.6 million of interest expense was converted to principal in accordance with the agreement.  Foreign currency losses totaled $1.8 million in 2008 compared with $1.7 million in 2007. The increase in foreign currency expense is principally attributable to net unfavorable movements of currencies not hedged and a general increase in hedged exposure increasing the direct cost of hedging.

Income tax expense

Income tax expense for federal, state and foreign taxes was $1.2 million and $0.5 million for the years ended 2008 and 2007, respectively.  The increase in income tax expense was due to taxable income in our NEMEA and SEMEA segments and taxable income in Brazil which by law could not be offset against prior net operating loss carryforwards.

During 2008, we continued to provide a valuation allowance on substantially all of our deferred tax assets. That valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Due to our net operating loss position and our valuation allowance against our deferred tax assets, the consolidated effective tax rates for 2008 and 2007 are not meaningful.

Comparison of Years Ended December 31, 2007 and 2006

	2007	% of Revenue	2006	% of Revenue	Dollar Change
(Amounts in thousands, except share and per share data)
Net revenue:
Products	$206,360	71.3%	$191,286	77.0%	$15,074
Services	83,167	28.7%	57,279	23.0%	25,888
Total net revenue	289,527	100.0%	248,565	100.0%	40,962
Costs of revenue:
Products	149,787	72.6%	117,756	61.6%	32,031
Services	64,734	77.8%	41,784	72.9%	22,950
Amortization of purchased intangible assets	327	0.1%	-	0.0%	327
Total costs of revenue	214,848	74.2%	159,540	64.2%	55,308
Gross profit:
Products	56,573	27.4%	73,530	38.4%	(16,957)
Services	18,433	22.2%	15,495	27.1%	2,938
Amortization of purchased intangible assets	(327)	-0.1%	-	0.0%	(327)
Total gross profit	74,679	25.8%	89,025	35.8%	(14,346)
Operating expenses:
Research and development	28,753	9.9%	27,706	11.1%	1,047
Selling, general and administrative	59,964	20.7%	60,105	24.2%	(141)
Amortization of purchased intangible assets	502	0.2%	1,000	0.4%	(498)
Gain on sale of real property	(3,796)	-1.3%	(2,953)	-1.2%	(843)
Total operating expenses	85,423	29.5%	85,858	34.5%	(435)
Income (loss) from continuing operations	(10,744)	-3.7%	3,167	1.3%	(13,911)
Interest income	3,954	1.4%	4,758	1.9%	(804)
Interest expense	(122)	0.0%	(1,072)	-0.4%	950
Foreign currency loss	(1,685)	-0.6%	(699)	-0.3%	(986)
Other income (expense)	(25)	0.0%	(71)	0.0%	46
Non-operating income	2,122	0.7%	2,916	1.2%	(794)
Income (loss) before income taxes and discontinued operations	(8,622)	-3.0%	6,083	2.4%	(14,705)
Income tax provision	(478)	-0.1%	(1,346)	-0.5%	868
Income (loss) before discontinued operations	(9,100)	-3.1%	4,737	1.9%	(13,837)
Income from discontinued operations	1,623	0.5%	2,233	0.9%	(610)
Net income (loss)	$(7,477)	-2.6%	$6,970	2.8%	$(14,447)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.17)		$0.09
Income (loss) from discontinued operations	0.03		0.04
Basic and diluted income per share	$(0.14)		$0.13

Net Revenue

 Net revenue increased approximately $41.0 million or 16.5% in 2007 compared to 2006. This increase was comprised of an increase of $15.1 million or 7.9% in product revenue, and $25.9 million or 45.2% in services revenue.

The increase in product revenue of $15.1 million was principally the result of gains achieved in SEMEA, as well as the Americas with an increase within this segment in MCCA, offset by declines in North America. The increases in product revenue resulted principally from gains in mobile and multilane products.

The increase in service revenues of $25.9 million was principally the result of two recent acquisitions, one in North America in late December 2006 and one in Australia in February 2007, which contributed an incremental $18.8 million and the billing and collection of past service contract fees of $4.6 million, the costs of which were written off in 2004 when acceptance of the billing and collection was deemed to be doubtful. In addition, we experienced growth in our two significant service operations in the Americas segment due to higher volume type services in Brazil and an increased installed terminal base in Mexico.

Cost of Revenue and Gross Profit

Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, inventory valuation provisions, as well as loan loss provisions with respect to sales-type leases included in continuing operations.

Product Gross Profit

Product gross profit was 27.4% in 2007 compared to 38.4% in 2006. Product gross profit was impacted by $12.9 million in charges related to the restructuring activities and transition costs to contract manufacturing. The remaining decline in the total gross profit percentage from 2006 to 2007 resulted principally from changes in product mix in countertop, mobile, and multilane products resulting in lower gross profit percentages partially offset by increases in volume.

Services Gross Profit

Services gross profit was 22.2% in 2007 compared to 27.1% in 2006. Services gross profit was impacted by the collection of service contract fees of $4.6 million in Brazil that had no associated costs, as all costs had been written off in 2004 due to uncertainties regarding realization. Excluding this collection at 100% margin, the services gross profit was 17.6%. Gross margin related to services has declined principally due to competitive pressures and changes in service mix in our key service market of Brazil. Although management has taken certain actions to address improving gross margins, the impact of pricing and service mix in Brazil will likely continue to have a negative impact in our service margins for the foreseeable future. The services gross margin was also impacted by charges primarily related to a contract loss with a European customer and severances related to cost reductions in Brazil. Partially offsetting these charges were the high margin sale of a software license, as well as the effect of performing additional services in Mexico without a corresponding increase in the cost base.

Operating Expenses

Research and development — Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses as a percent of revenue was 9.9% in 2007 compared to 11.1% in 2006, while overall research and development expenditures have increased $1.0 million. Research and development remained consistent from year to year with the primary focus on new product development. Research and development expenses for 2007 include severance and other restructuring related charges of $0.5 million, while 2006 includes severance and other termination costs of $1.5 million.

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

Selling, general and administrative — Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. As a percent of revenue, selling, general and administrative expense was 20.7% for 2007 and 24.2% for 2006. Selling, general and administrative expenses of $60.0 million for 2007 include $1.7 million of merger and acquisition costs, executive severance and collection costs related to the Brazil service contract fees, offset by reductions in performance based stock compensation and favorable litigation settlements. Selling, general and administrative expenses of $60.1 million for 2006, include $0.5 million in payroll tax charges associated primarily with former employees in China, offset by $1.2 million in net favorable tax settlements in Brazil, reductions in severance related liabilities and accounts receivable allowance recoveries. Selling expenses have decreased principally due to the recognition of the effects of the cost reductions put in place as part of the 2005 Business Review, as well as the 2007 restructuring.

During the second quarter of 2007, we completed the sale of our then headquarters facilities located in Phoenix, Arizona, for a sale price of $16.3 million. We recorded a gain of $3.8 million on the sale in the second quarter of 2007.

During the third quarter of 2006, we sold our portion of an office building in Hong Kong and we recorded a $3.0 million gain on the sale.

Interest income, interest expense, and foreign currency

We recognized $4.0 million in interest income in 2007, compared to $4.8 million in 2006. This decrease is principally attributable to lower average cash, cash equivalent, and short-term investments balances maintained throughout 2007 compared to 2006, offset partially by increasing yields on our cash investments. We incurred interest expense of $0.1 million in 2007 compared to $1.1 million in 2006. The decrease in interest expense is primarily due to the pay-off of mortgage debt in April 2006, as well as the non-recurrence of interest penalties incurred in 2006 on China payroll tax charges. Foreign currency losses totaled $1.7 million in 2007, compared with $0.7 million in 2006. The increase in foreign currency expense is principally attributable to net unfavorable movements of currencies not hedged and a general increase in hedged exposure increasing the direct cost of hedging.

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

Segment and Geographic Information

During the fourth quarter of 2008, we initiated new organizational changes, made enhancements to our internal management reporting, and began to report information pertaining to four business segments as follows: (i) Americas, (ii) Northern EMEA (“NEMEA”), (iii) Southern EMEA (“SEMEA”) and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria, and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required in SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), unless deemed impractical to do so, prior year segment data has been restated for comparative purposes.

Our Chief Operating Decision Maker (“CODM”), as defined in SFAS 131, has been identified as our CEO and Chairman of the Company. The CODM’s has access to discrete financial information regarding the aforementioned segments revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers, such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation.  Our operations are managed by Managing Directors (“MD’s”) for each region which report directly to the CEO.  These MD’s have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their overall region (Americas, NEMEA, SEMEA, and Asia-Pacific).

Our product revenues relate primarily to the sale of POS terminals, peripheral devices, and transaction networking devices. Our services revenues are comprised of asset management services, trusted transaction services and payment solutions, as described in Part I to this Annual Report on Form 10-K. No other type of revenue exceeded 10% of our consolidated net revenues in 2008, 2007 or 2006.

	Year Ended December 31,
	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Net revenue:
Americas	$160,039	36.6%	$158,539	54.8%	$145,575	58.6%
NEMEA	93,800	21.5%	16,400	5.7%	7,671	3.1%
SEMEA	132,581	30.3%	64,984	22.4%	59,805	24.1%
Asia-Pacific	50,890	11.6%	49,604	17.1%	35,514	14.3%
Total net revenue	$437,310	100.0%	$289,527	100.0%	$248,565	100.0%

Operating income:
Americas	$5,973	1.4%	$11,257	3.9%	$33,367	13.4%
NEMEA	(10,051)	(2.3)%	4,357	1.5%	1,915	0.8%
SEMEA	(18,554)	(4.2)%	9,024	3.1%	12,500	5.0%
Asia-Pacific	1,384	0.3%	8,769	3.0%	12,168	4.9%
Shared Cost Centers	(55,477)	(12.7)%	(44,151)	(15.2)%	(56,783)	(22.8)%
Total operating income (loss)	$(76,725)	(17.5)%	$(10,744)	(3.7)%	$3,167	1.3%

Comparison of Years Ended December 31, 2008 and 2007

Net Revenue

Americas net revenue increased in 2008 compared to 2007, principally as a result of increases in countertop and multilane products in North America and increases in service revenues in Brazil.  Offsetting these increases were declines in countertop revenue in Brazil, as we discontinued local manufacturing and sales activities in the third quarter of 2007, as well as a collection of $4.6 million from a past service contract that had been previously written off during 2007.  This did not re-occur in 2008.  NEMEA and SEMEA net revenue increased due to the acquisition of TeT during the year.

Operating Income

Americas operating income increased in 2008 compared to 2007, principally as a result of increased product sales activity in North America and service revenue in Brazil.  In addition, 2007 was negatively impacted by increased inventory reserves related to excess non-compliant PCI inventory.  NEMEA and SEMEA operating profit increased in 2008 compared to 2007, principally as a result the acquisition of TeT during the year which was more than offset by the write-down of goodwill and intangible assets within these regions.   Asia-Pacific operating income decreased in 2008 compared to 2007, principally as a result of the sales mix and declines in our Australian service margins.  In addition, the operating income decreased due to the write-down of goodwill within this region.

Shared cost center expenses increased in 2008 compared to 2007 principally as a result of an increase in costs incurred for due diligence and acquisition related expenses of $8.3 million and global research and development of $4.7 million related to our acquisition of TeT and stock based compensation of $1.6 million offset by decreases in operations management of $4.6 million as a result of our transition to third-party contract manufacturing during 2008.

Comparison of Years Ended December 31, 2007 and 2006

Net Revenue
Americas net revenue increased in 2007 compared to 2006, principally as a result of increases in MCCA and Brazil due to countertop and mobile terminal and services revenue, including a collection of $4.6 million from a past service contract that had been written off in 2004, as well as gains in North America multilane revenue, partially offset by declines in North America countertop and unattended revenue. SEMEA net revenue increased in 2007 compared to 2006 principally as a result of increased mobile, countertop and unattended product revenue throughout the region. Asia-Pacific net revenue increased in 2007 compared to 2006, principally as a result of the addition of ACG, the Australian service business acquired in February 2007, which contributed $16.5 million of revenue in 2007.

Operating Income

Americas operating income decreased in 2007 compared to 2006, principally as a result of the following:

•	increased inventory reserves related to excess non-compliant PCI inventory, together with an allocation of costs associated with our transition to contract manufacturing;

•	service costs related to the move of our North American repair center to Hermosillo, Mexico;

•	the decline in North American revenue that typically carries a higher gross margin and the replacement of that revenue with lower gross margin, newer product sales in Mexico and Brazil; and

•	certain larger multilane sales at lower margins.

SEMEA operating income increased in 2007 compared to 2006, principally as a result of an increase in revenues with a slight improvement in gross margin due to increased volumes and mix of higher margin products, offset by increased inventory reserves for excess network equipment, a warranty settlement, write-off of capitalized software, a lost contract with a European customer and an allocation of costs associated with our transition to contract manufacturing. Additionally, operating expenses did not increase despite the increase in revenues, improving sales leverage and operating income. Asia-Pacific operating income decreased in 2007 compared to 2006, principally as a result of a decline in higher gross margin revenue in Thailand and New Zealand year-over-year, a decline in high gross margin networking equipment revenue, as well as increases in certain direct operating expenses related to increases in sales management and bad debt expenses, partially offset by improvements in gross margin due to the acquisition of ACG.

Shared cost center expenses decreased in 2007 compared to 2006, principally as a result of favorable impacts from a gain on sale of real property, litigation settlements and reversal of stock based compensation, partially offset by costs incurred for due diligence efforts and executive severance charges.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit and/or other debt facilities. During 2008, our primary source of cash was cash generated by our operations, as well as cash received from a debt instrument used to finance the TeT acquisition.  Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts, will depend on our ability to generate cash from operating activities which in turn is subject to, among other things, future operating performance, as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.  We have available to us, upon compliance with certain conditions, a revolving credit facility, less any letters of credit outstanding under the sub-line of the revolving credit facility.  Outstanding availability under our revolving credit facility for cash and outstanding letters of credit was $10.9 million as of December 31, 2008.  Outstanding letters of credit under this revolving line of credit at December 31, 2008, was $3.1 million.

Cash flows from continuing operations

Cash provided by operating activities is net income (loss) from continuing operations adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by continuing operating activities totaled $22.2 million for 2008, compared to cash provided by operating activities of $13.2 million for 2007, a year-over-year increase of $9.0 million. The increase in cash provided by operations is principally related to changes in operating assets and liabilities, offset partially by the net loss.

Changes in operating assets and liabilities and the related impact on our operating cash flows consist of the following:

	2008	2007	Change

Accounts receivable	$5,464	$(19,084)	$24,548
Inventories	(7,371)	20,683	(28,054)
Accounts payable	(4,333)	7,623	(11,956)
Other	5,174	(4,413)	9,587
Increase (decrease) in operating assets and liabilities	$(1,066)	$4,809	$(5,875)

The net increase in cash was from improved collection of our accounts receivable, partially offset by a decrease in accounts payable and other accrued expenses.  Net cash was negatively impacted due to an increase in inventory levels, as well as increases in accrued payroll and related expenses, accrued liabilities primarily from professional services and deferred revenues primarily due to the TeT acquisition.

Cash flows used in investing activities

Cash flows used in investing activities of $120.0 million consist principally of capital expenditures for property, plant and equipment of $9.3 million and the acquisition of TeT during 2008 which resulted in cash expenditures of $115.2 million. This was partially offset by cash provided by the net proceeds from the sale of short term investments of $4.6 million.

The capital expenditures were principally for upgrades to computer software and hardware related to the TeT acquisition, manufacturing tools and equipment related to new product launches and our move to contract manufacturing, and expenditures related to outfitting the new corporate headquarters.  Depending on the global economic environment, we intend to spend approximately $6 to $9 million over the next twelve months for capital expenditures related to computer software to further integrate the TeT acquisition and for manufacturing tools and equipment for new product launches.

Cash flows from financing activities

Cash flows from financing activities of $59.5 million consist principally of the proceeds of the TeT acquisition debt of $60.0 million, offset by the issuance of common stock upon the exercise of employee stock options, repayment of long-term debt, and debt issuance costs.

Projected liquidity and capital resources

At December 31, 2008, cash and cash equivalents were $36.0 million and short term investments were $0.5 million.   The amount of consolidated cash and short-term investments is subject to intra-month and seasonal fluctuations and includes balances held by subsidiaries worldwide that are needed to fund their operations.

On January 15, 2008, we entered into a loan agreement that provides for a revolving credit facility of up to $25 million with the ability to borrow up to $40 million if certain conditions are met. Available borrowings under the loan agreement are subject to borrowing base calculations based on the value of eligible inventory and accounts receivable. The loan agreement includes customary covenants and certain negative covenants prohibiting the occurrence of certain types of debt, limiting capital expenditures or disposing of assets. The obligations under the revolving credit facility are secured by the inventory and accounts receivable of certain of our subsidiaries in the U.S. and the U.K. The remaining balance of our consolidated assets are unencumbered under the loan agreement and, if needed, may be used as collateral for additional debt.

During the second quarter of 2008, we completed the acquisition of TeT for approximately $149.4 million in cash, which included a base purchase price of $120.0 million and approximately $23.6 million of cash and working capital adjustments. To fund the acquisition, on February 13, 2008, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”). The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at our election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded by an affiliate of FP II, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due four years from the funding date of March 31, 2008. Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility or other financing options, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations and our TeT acquisition debt requirement through the next 12 months.

We believe that our cash reserves and short-term investments combined with our loan agreement and our ability to influence operating cash flows, as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2009. Should operating results prove unfavorable, we may need to obtain additional capital sources to meet our short-term liquidity and capital resource requirements.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands).
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$87,176	$-	$-	$87,176	$-
Operating leases	14,977	3,533	4,687	1,067	5,690
Minimum purchase obligations(1)	7,396	7,360	36	-	-
Total	$109,549	$10,893	$4,723	$88,243	$5,690
(1)
Minimum purchase obligations include all outstanding obligations to purchase goods or services at December 31, 2008 including agreements that are cancelable without penalty and agreements, which are enforceable and legally binding. We estimate that approximately 98% of the outstanding purchase obligations at December 31, 2008 are non-cancelable due to the customized nature of the order and the long lead time requirements.

(2)
Our long-term debt obligation includes principal and accrued interest through the maturity of the debt in 2012. This assumes the debt will not be prepaid before maturity and the amount presented above reflects this estimate.

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

During 2006 and 2005, we purchased 1,346,628 and 1,525,409 shares of our common stock for $10.7 million and $9.2 million, respectively. There were no treasury stock repurchases during 2007 and 2008. The repurchased shares were recorded as treasury stock and resulted in a reduction to stockholder’s equity. As of December 31, 2007, we had repurchased 2,932,037 shares of common stock at an average price per share of $6.86 under the share repurchase programs. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, as revised.

2009 Outlook

We believe that uncertainty around the duration and extent of the global economic crisis, projected volatility in currency markets, and the decrease in available credit to both businesses and consumers will make 2009 a challenging year for most companies around the world.  We also believe our business will be further challenged by the issues within the banking industry and the general retail slowdown in North America.  Regardless of these challenges, we will continue to focus on initiatives to drive toward profitability and to integrate the TeT acquisition to a common product platform.   From a competitive landscape, we will continue to see competitive pressures on a global basis as we and our major competitors try to maintain and expand our respective market shares. These pressures will generally serve to decrease average selling prices for certain products within certain geographies. We intend to continue to offset declines in selling prices with further cost reductions in our products, as well as continue to differentiate our product and total electronic payment solution offerings from that of our competitors.

We will continue to manage our balance sheet and leverage our working capital to help meet the objectives of our key initiatives and in response to the global economic environment for 2009.

Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4 and 46(R)-8”). FSP 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP 140-4 and 46(R)-8 is effective for the first reporting period (annual or interim) ending after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the impact of this FSP on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the implementation of SFAS 141R may have on our consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for us on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 1, 2008 with respect to our financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2.  The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We elected not to measure any additional financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2008, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.

Our investment portfolio, consisting of fixed income securities, was $0.5 million as of December 31, 2008. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market rates were to increase immediately and uniformly by 10% from the levels of December 31, 2008, the decline in the fair value of our investment portfolio would not be material given that our discount notes have fixed rates. Additionally, we have the ability to hold our fixed income investments until maturity and, therefore, we would not expect to recognize any material adverse impact in income or cash flows.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our international operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio.

The majority of our revenue and expenses are denominated in Euros and other non-US denominated currencies. As a policy, we hedge the translation of our net investment in foreign subsidiaries with functional currencies other than local in an attempt to neutralize the effect of translation gains or losses in the statement of operations. Financial hedging instruments are limited by our policy to foreign-currency forward or option contracts and foreign-currency debt. We enter into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At December 31, 2008, we had foreign currency forward contracts outstanding in the amount of $13.0 million, denominated principally in the Brazilian real, Thai baht, Mexican peso and Australian dollar, with smaller contracts for the British pound and Chilean peso. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses. As a result of significant variations in the currency markets during last half of 2008 and the potential for a material cash impact in settling of forward contracts, we may elect to suspend our hedging activities in relation to foreign currency forward contracts which could materially impact our non-cash foreign currency gain or loss.

We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Item 1A, Risk Factors — International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results” elsewhere in this Annual Report on Form 10-K.

At present, all of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at December 31, 2008; however, as of March 10, 2009, we have $2.5 million outstanding against the line of credit at an interest rate of 3.25%.

During the normal course of business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and foreign currency fluctuations, as we discuss in this Item 7A, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by Regulation S-X are included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, interim Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, interim Chief Financial Officer, and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our evaluation did not include the TeT companies that were acquired during the fiscal year ended December 31, 2008, since, under SEC guidelines, acquisitions do not have to be evaluated until 12 months after the acquisition date. Based on such evaluation, our Chief Executive Officer, interim Chief Financial Officer, and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Hypercom’s financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer, interim Chief Financial Officer, and Chief Accounting Officer, and with the participation of other management, Hypercom conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled Internal Control — Integrated Framework. Our evaluation did not include the TeT companies that were acquired during the fiscal year ended December 31, 2008, since, under SEC guidelines, acquisitions do not have to be evaluated until 12 months after the acquisition date.

Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report is contained in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hypercom Corporation

We have audited Hypercom Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hypercom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hypercom Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Hypercom Corporation, and the schedule listed in Item 15.a.(2), and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 12, 2009

 Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors, audit committee and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2009 Proxy Statement (which will be filed with the SEC no later than 120 days following our fiscal year end). The information required by Item 10 regarding our executive officers appears under Item 4 of Part I of this Annual Report.

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

Item 11.  Executive Compensation

Information required in response to this item is incorporated by reference to our 2009 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2009 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2009 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 14.  Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2009 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Annual Report on Form 10-K:

(1) Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

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

HYPERCOM CORPORATION

By:	/s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Signature	Title

Principal Executive, Financial and
Accounting Officers

/s/ Philippe Tartavull	Chief Executive Officer, President and
Philippe Tartavull	Director

/s/ Robert M. Vreeland	Interim Chief Financial Officer
Robert M. Vreeland

/s/ Shawn Rathje	Chief Accounting Officer and Corporate
Shawn Rathje	Controller

Directors

*	Director
Daniel Diethelm

*	Director
Johann J. Dreyer

*	Director
Keith B. Geeslin

*	Director
Ian K. Marsh

*	Director
Phillip J. Riese

*	Chairman and Director
Norman Stout

Philippe Tartavull, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 16th day of March, 2009, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Annual Report on Form 10-K.

*By:	/s/ Philippe Tartavull
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hypercom Corporation

We have audited the accompanying consolidated balance sheets of Hypercom Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule included in Item 15.a.(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hypercom Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 12, 2009

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,978	$76,925
Short-term investments	499	4,988
Accounts receivable, net of allowance for doubtful accounts of $4,799 and $4,034, respectively	96,986	71,341
Current portion of net investment in sales-type leases	9,915	3,751
Inventories	31,681	22,343
Prepaid expenses and other current assets	7,106	11,500
Deferred income taxes	1,320	497
Total current assets	183,485	191,345

Property, plant and equipment, net	26,870	17,694
Net investment in sales-type leases	6,105	2,220
Intangible assets, net	57,311	10,502
Goodwill	26,715	10,224
Deferred acquisition costs	-	12,529
Other long-term assets	5,814	5,730
Total assets	$306,300	$250,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,929	$30,448
Accrued payroll and related expenses	16,619	9,889
Accrued sales and other taxes	7,709	7,427
Product warranty liabilities	6,597	1,754
Restructuring liabilities	7,724	1,100
Accrued other liabilities	22,866	15,054
Deferred revenue	12,177	5,497
Deferred tax liabilities	4,828	-
Income taxes payable	5,201	519
Total current liabilities	136,650	71,688

Deferred tax liabilities	15,999	620
Long term debt, net of discount	48,769	-
Other liabilities	11,094	3,437
Total liabilities	212,512	75,745
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 53,442,799 and 53,167,702 shares outstanding at December 31, 2008 and 2007, respectively	57	56
Additional paid-in capital	272,869	251,034
Accumulated deficit	(139,245)	(53,842)
Treasury stock, 3,162,248 shares (at cost) atDecember 31, 2008 and 2007.	(22,749)	(22,749)
Accumulated other comprehensive loss	(17,144)	-
Total stockholders' equity	93,788	174,499
Total liabilities and stockholders' equity	$306,300	$250,244

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Net revenue:
Products	$321,111	$206,360	$191,286
Services	116,199	83,167	57,279
Total net revenue	437,310	289,527	248,565
Costs of revenue:
Products	219,653	149,787	117,756
Services	89,770	64,734	41,784
Amortization of purchased intangible assets	3,075	327	-
Total costs of revenue	312,498	214,848	159,540
Gross profit	124,812	74,679	89,025
Operating expenses:
Research and development	46,107	28,753	27,706
Selling, general and administrative	81,954	59,964	60,105
Impairment of goodwill and intangible assets	67,798	-	-
Amortization of purchased intangible assets	5,678	502	-
In-process research and development	-	-	1,000
Gain on sale of real property	-	(3,796)	(2,953)
Total operating expenses	201,537	85,423	85,858
Income (loss) from continuing operations	(76,725)	(10,744)	3,167
Interest income	1,466	3,954	4,758
Interest expense	(6,822)	(122)	(1,072)
Foreign currency loss	(1,821)	(1,685)	(699)
Other income (expense)	191	(25)	(71)
Income (loss) before income taxes and discontinued operations	(83,711)	(8,622)	6,083
Provision for income taxes	(1,211)	(478)	(1,346)
Income (loss) before discontinued operations	(84,922)	(9,100)	4,737
Income (loss) from discontinued operations	(481)	1,623	2,233
Net income (loss)	$(85,403)	$(7,477)	$6,970

Basic income (loss) per share:
Income (loss) before discontinued operations	$(1.59)	$(0.17)	$0.09
Income (loss) from discontinued operations	(0.01)	0.03	0.04
Basic income (loss) per share	$(1.60)	$(0.14)	$0.13
Diluted income (loss) per share:
Income (loss) before discontinued operations	$(1.59)	$(0.17)	$0.09
Income (loss) from discontinued operations	(0.01)	0.03	0.04
Diluted income (loss) per share	$(1.60)	$(0.14)	$0.13

Shares used in computing net income (loss) per common share:
Basic	53,321,154	52,927,296	53,248,194
Diluted	53,321,154	52,927,296	53,965,576

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

			Additional				Accumulated	Total
	Common Stock		Paid-in	Deferred	Accumulated	Treasury	Other comprehensive	Stockholders'
	Shares	Balance	Capital	Compensation	Deficit	Stock	Loss	Equity
	(Dollars in thousands)

Balance as of December 31, 2005	52,991,959	55	238,186	(2,123)	(53,335)	(12,009)	-	170,774
Issuance of common stock	1,439,442	1	6,650	-	-	-	-	6,651
Purchase of treasury stock	(1,346,628)		-	-	-	(10,740)	-	(10,740)
Reclassification due to the adoption of SFAS 123R	-	-	(2,123)	2,123	-	-	-	-
Restricted common stock issued for compensation, net of forfeitures	42,432	-	-	-	-	-	-	-
Share-based compensation	-	-	5,276	-	-	-	-	5,276
Net loss	-	-	-	-	6,970	-	-	6,970
Balance as of December 31, 2006	53,127,205	56	247,989	-	(46,365)	(22,749)	-	178,931
Issuance of common stock	247,163	-	934	-	-	-	-	934
Restricted common stock issued for compensation	93,334	-	-	-	-	-	-	-
Restricted common stock forfeitures	(300,000)	-	(1,582)	-	-	-	-	(1,582)
Share-based compensation	-	-	3,693	-	-	-	-	3,693
Net loss	-	-	-	-	(7,477)	-	-	(7,477)
Balance as of December 31, 2007	53,167,702	56	251,034	-	(53,842)	(22,749)	-	174,499
Issuance of common stock	200,097	1	666	-	-	-	-	667
Restricted common stock issued for compensation	75,000	-	-	-	-	-	-	-
Share-based compensation	-	-	3,413	-	-	-	-	3,413
Issuance of warrants			17,756					17,756
Comprehensive loss:
Net loss	-	-	-	-	(85,403)	-	-	(85,403)
Other comprehensive loss:							(17,418)	(17,418)
Foreign currency translation adjustments							274	274
Unfunded portion of pension plan obligation								(102,547)
Total comprehensive loss
Balance as of December 31, 2008	53,442,799	$57	$272,869	$-	$(139,245)	$(22,749)	$(17,144)	$93,788

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from continuing operations:
Net income (loss) from continuing operations	$(84,922)	$(9,100)	$4,737
Adjustments to reconcile net income (loss)from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,887	8,204	7,872
Amortization of purchased intangibles	8,753	829	-
Interest conversion to debt	4,613	-	-
Amortization of debt issuance costs	96	-	-
Impairment of goodwill and intangible assets	67,798	-	-
Amortization of discount on notes payable	1,726	-	-
Acquired in-process research and development	-	-	1,000
Amortization of discount on short-term investments	(61)	(844)	(1,303)
Provision (reversal) for doubtful accounts	(38)	2,115	826
Provision for excess and obsolete inventory	4,147	8,074	2,342
Provision for warranty and other product charges	2,266	2,328	125
Foreign currency (gains) losses	3,426	(2,317)	35
Gain on sale of real property	-	(3,796)	(2,953)
Non-cash stock-based compensation	3,484	1,919	6,253
Non-cash write-off of intangibles and other assets	458	509	324
Deferred income tax provision (benefit)	1,673	434	(530)
Changes in operating assets and liabilities, net	(1,066)	4,809	(26,463)
Net cash provided by (used in) operating activities	22,240	13,164	(7,735)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,313)	(7,481)	(6,131)
Proceeds from the sale of real property	-	16,250	5,190
Cash paid for acquisitions, net of cash acquired	(115,168)	(13,075)	(8,319)
Cash deposit for pending acquisition of Thales e-Transactions business	-	(10,000)	-
Software development costs capitalized	(57)	(1,392)	(787)
Purchase of short-term investments	(37,375)	(141,006)	(295,054)
Proceeds from the sale or maturity of short-term investments	41,925	184,090	307,080
Net cash provided by (used in) investing activities	(119,988)	27,386	1,979

Cash flows from financing activities:
Borrowings in revolving line of credit	6,400	-	-
Repayment of bank notes payable and other debt instruments	(6,835)	(6)	(8,364)
Debt issuance cost	(687)	(100)	-
Proceeds from long term debt and warrants	60,000	-	-
Proceeds from issuance of common stock	667	933	6,651
Purchase of treasury stock	-	-	(10,740)
Net cash provided by (used in) financing activities	59,545	827	(12,453)

Effect of exchange rate changes on cash and cash equivalents	(3,246)	716	469
Net increase (decrease) in cash flow from continuing operations	(41,449)	42,093	(17,740)
Net cash provided by operating activities from discontinued operations	502	642	3,853
Net cash provided by investing activities from discontinued operations	-	-	12,137
Cash and cash equivalents, beginning of year	76,925	34,190	35,940
Cash and cash equivalents, end of year	$35,978	$76,925	$34,190

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1. Description of Business

Hypercom Corporation (“Hypercom”) is one of the largest global providers of complete electronic payment and transaction solutions and value-added services at the point-of-transaction. Hypercom designs and sells electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, Hypercom provides directly, or through qualified contractors, support and related services that complement and enhance its hardware and software products. Hypercom’s customers include large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (“ISOs”) and distributors as well as companies in the transportation, healthcare, pre-paid card and quick service restaurant (“QSR”) industries. Hypercom operates in one business market—electronic payment products and services.

On April 1, 2008, Hypercom acquired all of the outstanding shares of Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España, (collectively, “Thales e-Transactions” or “TeT”) for $149.4 million.  See Note 3 for additional information related to this business combination.

Hypercom is headquartered in Scottsdale, Arizona, where its operations include corporate administration, product development, sales and marketing, distribution, repairs management and customer service. Hypercom has sales and support offices in Australia, Brazil, Belgium, Chile, China, France, Germany, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Russia, Singapore, Spain, Sweden, Thailand, the United Arab Emirates and the United Kingdom (“U.K.”). These sales and support offices perform sales, marketing, distribution, customer service and custom development functions. Hypercom’s primary manufacturing is performed by third party manufacturing operations located in Germany, Romania, Poland and Malaysia. Hypercom has global product development facilities in the U.S., France, Latvia, and Singapore.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, difficult and subjective judgments include collectability of accounts receivable; determination of inventory obsolescence; recoverability of long-lived assets and goodwill; expected product warranty costs; recognition and measurement of current and deferred income tax assets and liabilities; legal and tax contingency accruals; and the reductions to revenue related to sales returns. The actual results experienced by the Company may differ from management’s estimates.

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

Allowance for Doubtful Accounts

Payment terms for product and services trade receivables generally range from 30 to 90 days depending on the circumstances of each order or service contract. Payment on trade receivables from long-term contracts is generally received within four months of the milestone approval date. Any payments not received within the agreed upon due date are considered past due.
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due as well as a general reserve against individually smaller accounts receivable balances. The Company’s assessment of its customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with the Company. If the Company determines, based on its assessment, that it is more likely than not that the Company’s customers will be unable to pay, the Company will charge off the account receivables to the allowance for doubtful accounts.

Sales-Type Leases

Certain product sales made under a capital lease arrangement are recorded as a sales-type lease in accordance with SFAS No. 13, Accounting for Leases (SFAS 13). Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in the Company’s sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income, including an interest and maintenance element, is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income over the lease in a manner that produces a constant rate of return. The maintenance element is amortized on a straight-line basis over the lease term. Recognition of the interest and maintenance income did not exceed 10% of the Company’s net revenues in 2008, 2007 or 2006.

In addition, as part of the initial recording of the Company’s sales-type leases, the estimated unguaranteed residual value of the equipment is recorded. The residual value is based on industry standards and the Company’s actual experience. There are no residual values recorded under sales-type leases at December 31, 2008 or 2007.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, adjusted for absorption of manufacturing variances, which approximates actual cost, on a first-in, first-out basis. Reserves for estimated excess and obsolete inventory are recorded on a product or part level basis based upon historical usage and future demand and establish a new cost basis for the respective item. For components not yet billed to the Company by its third-party contract manufacturers, contingent liabilities are recorded by component based on the likelihood of the Company's ultimate usage of the components. The Company recorded a reserve for such potential billings of $4.8 million and $0.5 million as of December 31, 2008 and 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are provided on straight-line and accelerated methods over the following useful lives:

Building	30 years
Computer equipment and software	3-5 years
Machinery and equipment	2-7 years
Equipment leased to customers	1-5 years
Furniture and fixtures	2-7 years

Leasehold improvements are amortized over the shorter of the lease term or the life of the asset.

Capitalized Software Development Costs

The Company capitalizes certain internal and external expenses related to developing computer software used in the products it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: (a) the detail program design has been completed and it has been determined that the necessary skills, hardware, and software technology are available to produce the product; (b) the detail program design has been traced to product specifications; and (c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases, and such costs are amortized using the straight-line method over an estimated life of one to three years. The amounts capitalized in the years ended December 31, 2008, 2007 and 2006, were $0.1 million, $1.4 million and $0.8 million, respectively.

Goodwill and Impairment of Long-Lived Assets

The Company evaluates its goodwill at least annually and at any other time if an event or change in circumstances indicates that the fair value of a reporting unit is below its carrying amount.  Long-lived assets (to be held and used) are reviewed for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable.

During fourth-quarter 2008, the Company concluded that the current economic environment and the significant declines in its market capitalization compared to its net book value represented significant adverse events, and therefore, management evaluated goodwill and long-lived assets for impairment as of December 31, 2008, under the two-step model established by SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”). and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  In evaluating goodwill and long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of the Company’s individual reporting units were compared to the carrying value of the reporting units. As quoted market prices are unavailable for individual reporting units, fair value was determined by discounting estimated future cash flows. The estimated cash flows used to assess recoverability of long-lived assets and measure fair value of reporting units were derived from current business plans developed using near-term and long term management projections.  The asset impairment evaluations, including the annual goodwill impairment test, required management to make several assumptions in determining estimates of future cash flows to determine fair value of the individual reporting units, including near and long-term revenue and cost assumptions.

The evaluation of goodwill and long-lived assets resulted in the recognition of asset impairment charges totaling $67.8 million for 2008, primarily related to the assets acquired in the TeT acquisition on April 1, 2008. Future events that could result in additional impairment of goodwill and long-lived assets include, but are not limited to, further declines in the current economic environment or significant losses of the Company’s customer base in Europe or in Australia.  All recognized impairment charges are recorded as operating expenses. See Note 4 for further discussion of impairment charges related to goodwill and other intangible assets.

Revenue Recognition

The Company recognizes revenue pursuant to applicable revenue recognition guidance and interpretations, including the requirements of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, EITF 01-8, Determining Whether an Arrangement Contains a Lease (“EITF 01-8”), SFAS 13, Statement of Position 97-2, Software Revenue Recognition, Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“SOP 81-1”), Staff Accounting Bulletins No. 101 and No. 104, Revenue Recognition in Financial Statements, and other applicable revenue recognition guidance and interpretations. Accordingly, revenue is recognized when all four of the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products and/or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectability is reasonably assured.
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

Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s) but a portion of the arrangement is considered to be a lease under EITF 01-8,  the Company recognizes revenue in accordance with SFAS 13 where it has sufficient evidence to make an estimate of the relative fair value of the delivered element.

The Company presents revenues net of sales taxes and value-added taxes in its consolidated statements of operations in accordance with EITF No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities should Be Presented in the Income Statements.

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

Legal Contingencies

In the ordinary course of business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, intellectual property rights, and a variety of other matters. The Company records contingent liabilities resulting from asserted and unasserted claims against it, when it is probable that a liability has been incurred and the amount of the loss is estimable. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, the Company does not believe any of its pending legal proceedings or claims will have a material impact on its financial position, results of operations or cash flows. However, if actual or estimated probable future losses exceed the Company’s recorded liability for such claims, it would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Shipping and Handling Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of product. Shipping costs paid to the Company by our customers are classified as revenue.

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost was recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company adopted SFAS  No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”), using the modified prospective method. Under SFAS 123R the Company is required to measure and recognize compensation expense for all share-based payments at fair value. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R.

Foreign Currency

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss.

For subsidiaries operating outside the United States where the functional currency is the U.S. dollar, monetary assets and liabilities denominated in local currency are remeasured at year-end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Any gains or losses from foreign currency remeasurement are included in foreign currency loss in the consolidated statements of operations. During the years ended December 31, 2008, 2007, and 2006, the Company recorded net gains (losses) on remeasurement of $(2.8 million), $1.9 million and $0.0 million, respectively. For the same periods, the Company recorded net gains (losses) on transactions denominated in foreign currencies of $1.0 million, $(3.6 million) and $(0.7 million), respectively. These amounts are included in the results of operations.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 16 regarding the valuation reserve against the Company’s deferred tax assets.

The Company does not provide for federal income taxes on the undistributed earnings of its international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Due to losses in 2008 and 2007, potentially dilutive securities are not included in the calculation of dilutive loss per share as their impact would be anti-dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share in the respective years:

	2008	2007	2006
Shares used in basic income (loss) per share calculation (weighted average common shares outstanding)	53,321,154	52,927,296	53,248,194
Effect of dilutive stock options and warrants	-	-	717,382
Shares used in diluted income (loss) per share calculation	53,321,154	52,927,296	53,965,576

Due to losses in 2008 and 2007, options and warrants that could potentially dilute income (loss) per share in the future were not included in the computation of diluted income (loss) per share because they were anti-dilutive. In those years, excluded options and warrants amounted to 14,988,718 and 2,974,536, respectively.

Derivative Financial Instruments

The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.

Derivative financial instruments used to manage foreign exchange risk are designated as hedging instruments for hedges of foreign currency exposure of the Company’s net investment in foreign operations. The primary objective of the Company’s hedging strategy is to protect its net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. Financial hedging instruments used in this strategy are limited by Company policy to foreign currency forward or option contracts and foreign currency debt. Changes in the fair value of foreign-currency forward contracts are reported as foreign currency gains or losses in the consolidated statements of operations. During 2008 and 2007, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the U.K., Chile, Australia, Thailand and Sweden. The U.S. dollar amount of the contracts at December 31, 2008 and 2007 was $13.0 million and $19.8 million, respectively. The total payable recorded under the contracts is reflected in accrued liabilities and was $0.1 and $0.3 million as of December 31, 2008 and 2007, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) for the year adjusted for changes in stockholders’ equity from non-stockholder sources. Accumulated comprehensive income (loss) items typically include currency translation and the impact of the Company’s pension liability adjustment, net of tax.

Reclassification

Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation.

Impact of Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4 and 46(R)-8”). FSP 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP 140-4 and 46(R)-8 is effective for the first reporting period (annual or interim) ending after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of this FSP on its consolidated financial position, results of operations and cash flows.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that the implementation of SFAS 141R may have on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for the Company on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company intends to adopt the provisions of SFAS 157 with respect to its non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2.  The implementation of this standard is not expected have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. The Company elected not to measure any additional financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.

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

The consideration paid to acquire TeT was $149.4 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement with Francisco Partners II, L.P., which provided funding of $60.0 million. See Note 12 for additional information related to this credit agreement.

The purchase price consisted of the following (in thousands):

Cash paid to purchase TeT shares	$120,000
Cash paid for working capital and assumed debt	23,611
Transaction costs and expenses	3,827
Preliminary working capital adjustment	2,000
Total purchase price	$149,438

Cash reconciliation of total purchase price (in thousands):

	Cash paid Total	Balance Accrued as of December 31, 2008	Cash paid 2008	Cash paid 2007
Cash paid to purchase TeT shares, working capital and assumed debt	$133,611	$-	$133,611	$-
Cash paid for transaction costs	3,827	37	3,422	368
Cash deposit	10,000	-	—	10,000
Preliminary working capital adjustment	2,000	2,000	-	-
Subtotal	149,438	2,037	137,033	10,368
Cash acquired from TeT	(21,865)	-	(21,865)	-
Total cash paid, net of cash acquired	$127,573	$2,037	$115,168	$10,368

The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, and accordingly, the results of TeT’s operations are included in the Company’s consolidated results from the date of the acquisition.

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

Based on the initial valuation, which has not been finalized, and other information currently available, the preliminary estimated purchase price is allocated as follows (in thousands):

Cash	$21,865
Accounts receivable	39,072
Inventory	9,023
Property, plant and equipment	5,679
Other assets	13,191
Amortizable intangible assets:
Customer relationships	66,350
Unpatented technology	5,688
Trademarks, trade names	2,127
Total assets	162,995
Deferred revenue	(6,904)
Other current liabilities	(66,047)
Net deferred tax liabilities	(20,634)
Non current liabilities	(2,916)
Total liabilities	(96,501)
Fair value of tangible and intangible assets acquired, net of liabilities assumed	66,494
Goodwill	82,944
Total purchase price	$149,438

Net Tangible and Intangible Assets. Of the total purchase price, a preliminary estimate of approximately $66.5 million has been allocated to net tangible and intangible assets acquired either based on their approximate fair value or their carrying value if the fair value had not yet been determined. Of the total $74.2 million of intangible assets, $62.7 million is reported in the Northern Europe (“NEMEA”) segment and $11.5 million in the Southern Europe (“SEMEA”) segment. Intangible assets in these segments are subject to translation adjustment for currency changes.

TeT’s customer relationships are represented through a distribution network of banks, distributors and retailers through which TeT sells the majority of its products and services. The Company expects to amortize the fair value of these assets over an average estimated life of five to ten years.

Supplier relationships represent third party manufacturing relationships through which the majority of TeT products are produced. The Company expects to amortize the fair value of these assets over an average estimated life of two years.

Product technology includes TeT products, principally the Artema product line. TeT technology and products are designed for hardware, software, solutions and services, serving the European markets. The Company expects to amortize the developed and core technology and patents over an average estimated life of two years.

The fair value of intangible assets was determined using an income approach, based on discussions with TeT management and a review of certain transaction-related documents and forecasts prepared by the Company and TeT management. The rate utilized to discount net cash flows to their present values is 19%. This discount rate was determined after consideration of the Company’s weighted average cost of capital specific to this transaction and the assets being purchased.

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company’s acquisition-related intangible assets and the Company’s intended future use of the intangible assets. Deferred tax liabilities in the amount of $20.6 million have been recorded based upon preliminary conclusions regarding the tax positions expected to be taken and prior to the completion of a third party valuation of TeT’s assets.

Related to the TeT acquisition, the Company began formulating a restructuring plan that is not yet complete. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million in accordance with the requirements of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). See Note 5 for additional information related to the restructuring plan. As the Company finalizes its restructuring plan, additional amounts may be accrued with an offset to goodwill.

Goodwill. Of the total purchase price, approximately $82.9 million is estimated to be allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

As of December 31, 2008, the purchase price allocation is preliminary and is subject to adjustment for final valuation of intangible assets, property, plant and equipment, pre-acquisition contingencies, deferred taxes and EITF 95-3 restructuring charges. The Company has recorded a preliminary adjustment of $2.0 million for the working capital adjustment which is expected to be settled in 2009, but is subject to negotiation which could result in further changes. None of the goodwill is expected to be deductible for tax purposes.

See Note 4 for a discussion of impairment charges related to our goodwill and other intangible assets.

The following represents the pro forma results of operations for the year ended December 31, 2008 and 2007 and gives effect to the acquisition of TeT as if the acquisition was consummated at the beginning of fiscal year 2007. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net loss includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million for the first quarter of 2008. The unaudited pro forma information is as follows (in thousands, except for per share data):

	2008	2007
Total net revenue	$480,456	$482,093
Net loss	$(94,063)	$(20,157)
Net loss per share - basic and diluted	$(1.76)	$(0.38)

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

The amount paid for ACG in excess of the fair value of the net tangible assets has been allocated to separately identifiable intangible assets based upon an estimate of the fair value. An allocation of $6.1 million of the purchase price was made to customer relationships, trademarks, service know-how and other identifiable intangible assets and will be amortized over their estimated useful lives of four to ten years. The amount of the purchase price in excess of assets acquired of approximately $8.4 million was considered goodwill in accordance with SFAS 142. None of the goodwill is expected to be deductible for tax purposes. See Note 4 for a discussion of impairment charges related to goodwill and other intangible assets.

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

Initially, an allocation of approximately $2.7 million of the purchase price was made to goodwill in accordance with SFAS 142. Upon the resolution of certain contingencies in 2007 and 2008, $1.3 million was allocated to goodwill and $1.1 million previously held by a third party escrow company was paid to the selling principals. TPI was in its early stages of operation and did not have the Company’s capabilities in marketing, sales and distribution, thereby resulting in the Company paying a premium over fair value of tangible and intangible assets acquired. The Company expects to be able to utilize the acquired technologies in its other products separate from those acquired from TPI. Goodwill is expected to be deductible for tax purposes. See Note 4, for a discussion of impairment charges related to goodwill and other intangible assets.

4. Intangible Assets and Goodwill

In 2008, the Company determined that $8.8 million of intangible assets were impaired. Of the total write-down, $2.4 million is related to our 2006 acquisition of TPI and $6.4 million from our 2008 acquisition of TeT. The Company performed the impairment test for these assets primarily due to the decline in its stock price that caused its book value to exceed its market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to the ongoing recession, which has caused the Company to reduce its estimates of projected cash flows, has reduced overall industry valuations, and has caused an increase in discount rates in the credit and equity markets.

Intangible assets consist of the following at December 31, 2008 and 2007 (dollars in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007

Capitalized software	$4,699	$6,159	$(3,597)	$(3,949)	$1,102	$2,210
Customer and supplier relationships	55,517	2,830	(4,266)	(263)	51,251	2,567
Unpatented technology	3,039	2,300	(1,851)	(240)	1,188	2,060
Trademarks, trade names	3,562	2,220	(930)	(204)	2,632	2,016
Service know-how	1,330	1,330	(255)	(122)	1,075	1,208
Other	149	609	(86)	(168)	63	441
	$68,296	$15,448	$(10,985)	$(4,946)	$57,311	$10,502

Amortization of these intangibles is provided on straight-line method on their estimated useful lives:

Capitalized software	3 years
Customer relationships	4 - 10 years
Unpatented technology	2 - 10 years
Trademarks, trade names	2 - 10 years
Service know-how	10 years
Other	2-5 years

Amortization expense related to intangible assets used in continuing operations was $9.9 million, $2.3 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Based on the intangible assets recorded at December 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $9.4 million for 2009, $6.8 million for 2010, $6.3 million for 2011, $6.3 million for 2012 and $5.4 million for 2013.

In 2008, the Company performed its annual goodwill impairment test which resulted in a $59.0 million write-down of goodwill. Of the total amount, $4.0 million related to the 2006 acquisition of TPI, $4.5 million related the 2007 acquisition of ACG and, $50.5 million related to the 2008 acquisition of TeT. The primary reason for these impairment charges relates to the ongoing recession, which has caused us to reduce our estimates for projected cash flows, has reduced overall industry valuations, and caused an increase in discount rates in the credit and equity markets.

Activity related to goodwill consisted of the following at December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Balance, beginning of year	$10,224	$2,691
Additions related to acquisitions	82,944	6,820
Resolution of tax contingencies and adjustments to tax reserves, valuation allowances and performance holdback established in purchase accounting	2,184	713
Goodwill impairment	(59,006)	-
Currency translation adjustment	(9,631)	-
Balance, end of year	$26,715	$10,224

Of the total $67.8 million impairment of goodwill and intangible assets, $6.4 million is reported in the Americas segment, $4.5 million in the Asia-Pacific segment, $24.4 million in the NEMEA segment and $32.5 million in the SEMEA segment.

The Company will continue to evaluate the carrying value of the remaining goodwill and intangible assets and if it determines in the future that there is further impairment in any of its reporting units, the Company may be required to record additional charges to earnings which could adversely affect the Company’s financial results.

5. Restructuring and Other Charges
Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan that is not yet complete. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million. The balance at December 31, 2008 is $7.7 million.

Activities related to the TeT acquisition restructuring plan are as follows (in thousands):

	Facilities	Severance	Total
Balance at March 31, 2008	$-	$-	$-
Additions	409	8,677	9,086
Cash payments	(383)	0	(383)
Currency translation adjustment	(26)	(953)	(979)
Balance at December 31, 2008	$-	$7,724	$7,724

The Company expects the remaining amounts accrued to be paid in 2009.

The restructuring plan has not been finalized and the amounts are subject to change based on the negotiation of severance and other workforce reduction negotiations with employees and other work groups.

2007 Business Restructuring

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

• Shut down of manufacturing operations in Atibaia, Brazil in accordance with the Company’s plans to cease negative margin terminal sales. This activity was completed during the third quarter of 2007;

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

The following table summarizes these charges and activities during 2007 and 2008 (dollars in thousands):

	2008			2007
	Severance	Transition to Contract Manufacturing	Total	Severance	Transition to Contract Manufacturing	Total

Beginning Balance Accrual	$1,100	$-	$1,100	$-	$-	$-
Charges	500	-	500	1,737	1,183	2,920
Amounts utilized	(1,600)	-	(1,600)	(637)	(1,183)	(1,820)
Ending Balance Accrual	$-	$-	$-	$1,100	$-	$1,100

During the second quarter of 2008, the Company accrued the remaining lease termination and severance costs related to the exit out of its manufacturing facility in China. The total costs of the lease termination and severance costs of $0.5 million were recorded in costs of revenue in the Asia-Pacific segment. The Company paid the cost during the third quarter of 2008.

Of the $2.9 million of costs incurred during 2007, $1.6 million was recorded in costs of revenue and $1.3 million was recorded in operating expenses. Of the $2.9 million, $0.6 million was reported in the Americas segment, $0.4 million in the SEMEA segment, $0.8 million in the Asia-Pacific segment and $1.1 million in Shared cost centers.

In addition, the Company also incurred $0.6 million of severance costs in 2006 related to the shut down of its Sweden facility.  As of December 31, 2007, $0.3 million remained of this accrual.

6. Discontinued Operations

U.K. Lease Portfolio

During the fourth quarter of 2005, the Company made the decision to sell its U.K. leasing business (the “U.K. Lease Business”). As of December 31, 2005, the U.K. Lease Business qualified as discontinued operations under SFAS 144. Accordingly, the U.K. Lease Business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.

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

The income (loss) from the Company’s discontinued operations for the years ended December 31, 2008, 2007 and 2006 include the following (dollars in thousands):

	2008	2007	2006
U.K. Lease Portfolio:
Net revenue	$-	$-	$3,230
Costs of revenues (reversals of commissions)	118	(1,098)	1,195
Gross profit (a)	(118)	1,098	2,035
Selling, general and administrative expenses	-	-	(1,020)
Foreign currency loss	-	-	(343)
Gain on sale	-	-	1,561
Income (loss) from discontinued operations	$(118)	$1,098	$2,233

(a)  During the year ended December 31, 2007, the Company received a rebate of previously paid lease originations related to commission payments.

There were no assets or liabilities held for sale related to the U.K. Lease Business as of December 31, 2008 or 2007.

Australian Courier Business

During the fourth quarter of 2008, the Company decided to sell its small courier business in Australia (“Australian Courier Business”) which was acquired in the ACG transaction. As of December 31, 2008, the Australian Courier Business qualified as discontinued operations under SFAS 144.  Accordingly, the income (loss) from discontinued operations includes direct revenues and direct expenses of this discontinued courier operation within our Asia-Pacific segment.  General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	2008	2007
Australian Courier Business:
Net revenue	$4,381	$4,275
Costs of revenue	3,703	3,506
Gross profit	678	769
Selling, general and administrative expenses	(323)	(244)
Impairment of goodwill and intangible assets	(718)	-
Income (loss) from discontinued operations	$(363)	$525

Assets and liabilities held for sale included in accounts receivable and accrued other liabilities amounted to $0.4 million and $0.1 million, respectively in the Company’s consolidated balance sheets at December 31, 2008.

Effective March 1, 2009, the Company sold the Australian Currier Business for $0.3 million. The sale agreement includes all related rights and obligations of the courier business. The sale agreement contains general warranty and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.

7. Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Lease contracts receivable	$18,919	$6,495
Unearned revenue	(2,899)	(524)
Net investment in sales-type leases	$16,020	$5,971

Operating Leases

The Company leases equipment to customers under operating leases with terms generally under four years. The leases contain provisions for mutual renewal options.

Future minimum payments to be received under sales-type and operating leases are as follows (dollars in thousands):

Years Ending December 31,
2009	11,832
2010	5,195
2011	2,096
2012	1,027
2013	-
Thereafter	-
$20,150

8. Short-term Investments

The Company’s short-term investments consist entirely of U.S. government and agency debt securities and are classified as available-for-sale and recorded at fair value. As of December 31, 2008 and 2007, amortized cost of the Company’s short-term investments equaled fair value. Accordingly, there were no unrealized gains and losses as of December 31, 2008 and 2007.

Proceeds from the sale of available-for-sale securities amounted to $41.9 million, $184.1 million and $307.1 million respectively, for the years ended December 31, 2008, 2007 and 2006. Gross realized gains and losses from the sale of available-for-sale securities were not material for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, all of the Company’s U.S. government and agency debt securities mature within calendar year 2009.

9. Inventories

Inventories consist of the following at December 31, 2008 and 2007 (dollars in thousands):
	2008	2007
Purchased parts	$4,039	$8,676
Work in progress	353	4,566
Finished goods	27,289	9,101
	$31,681	$22,343

During 2007, the Company transferred approximately $12.7 million of inventory to our third-party manufacturing partner in connection with the outsourcing of manufacturing. Inventory was sold at the material value excluding capitalized overhead costs and no associated revenue was recorded relating to this transfer of inventory.

 10. Property, Plant and Equipment, net

Property, plant and equipment consist of the following at December 31, 2008 and 2007 (dollars in thousands):
	2008	2007
Buildings	$2,524	$2,524
Computer equipment and software	31,738	24,955
Machinery and equipment	31,121	25,793
Equipment leased to customers	3,992	4,350
Furniture and fixtures	5,683	4,944
Leasehold improvements	6,983	3,809
Construction in process	4,081	3,832
	87,122	70,207
Less accumulated depreciation	(60,252)	(52,513)
	$26,870	$17,694

Depreciation expense from continuing operations, which includes depreciation for assets under capital lease, was $8.8 million, $6.9 million and $6.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Accumulated depreciation for equipment leased to customers amounted to $1.1 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively.

During June 2007, the Company completed the sale of its former headquarter facilities located in Phoenix, Arizona, for a sale price of $16.3 million. The Company recorded a gain of $3.8 million on the sale in the second quarter of 2007. The net book value of the headquarters facilities was $11.8 million and was included in property, plant and equipment, net, at December 31, 2006. The gain of $3.8 million is included as a separate line within operating expenses in the Company’s consolidated statements of operations and is included in the Shared cost Centers’ operating income relative to the segment and geographic information as disclosed in Note 21. As part of the sale, the Company entered into a lease agreement with the buyer for the continued use of the building space during a period of 15 months starting on May 16, 2007 through August 31, 2008.  We elected to exit the facility on approximately June 16, 2008.

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

11. Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the years ended December 31, 2008 and 2007 (dollars in thousands):
	2008	2007
Balance at beginning of period	$1,754	$2,636
Warranty liability assumed on acquisitions	6,457	-
Warranty charges to normal operations	2,266	2,428
Utilization of warranty liability	(3,880)	(3,310)
Balance at end of period	$6,597	$1,754
Deferred revenue associated with the Company’s extended warranty programs was $3.3 million and $1.9 million at December 31, 2008 and 2007, respectively.

12. Long-term Debt

Revolving Credit Facilities

On March 31, 2006, the Company entered into a line of credit agreement with a bank pursuant to which the Company had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and was set to expire on March 31, 2008, but was extended to March 31, 2009. No amounts were borrowed against the line of credit as of December 31, 2008 or 2007. However, the Company has outstanding letters of credit totaling $0.4 million at December 31, 2008. On March 12, 2009 the letters of credit were cancelled and there are no amounts outstanding.

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

No amounts were borrowed against the line of credit as of December 31, 2008. The Company has availability of $10.9 million as of December 31, 2008 which is decreased by outstanding letters of credit totaling $3.1 million at December 31, 2008.

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

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”) pursuant to a commitment letter dated December 20, 2007 between the Company and FP II. See Note 2 for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded on April 1, 2008 by an affiliate of FP II, FP Hypercom Holdco, LLC. All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, the lender was granted a five-year warrant to purchase approximately 10.5 million shares (the “Warrant”) of the Company’s common stock at $5.00 per share. The Warrant contains a cashless exercise provision which can be utilized by the lender at its sole option. The cashless exercise provision permits the lender, in lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of the Warrant in whole or in part, to receive upon such exercise the “net number” of shares of the Company’s common stock determined according to the agreement. In the event the lender elects a cashless exercise of the Warrant, the Company will not receive any cash payment for the shares delivered to the lender pursuant to such cashless exercise.

The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached in accordance with Accounting Principles Board No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $1.7 million for the year ended December 31, 2008.

In accordance with the loan agreement, $4.6 million of interest accrued during 2008 was added to the loan balance.

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

Long-term debt consists of the following at December 31, 2008 (dollars in thousands):

2008
FP II Credit Agreement	$60,000
Interest conversion to debt	4,613
Discount on warrants issued to FP II	(17,758)
Amortization of warrant discount	1,726
Debt assumed on acquisitions	185
Other	3
$48,769

Long-term debt of $48.8 million is due in 2012.

The following table summarizes the book value and fair value of our debt as of December 31, 2008:
	Book Value	Fair Value
Francisco Partners note payable	$48,581	$43,795
Debt assumed on acquisitions	185	185
Other	3	3
	$48,769	$43,983

The fair value of our debt is based on the face amount of the debt obligation, the coupon rate and corporate bond spreads for similar debt instruments.

13. Share Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for December 31, 2008, 2007 and 2006:

	2008	2007	2006
Costs of revenue	$119	$111	$170
Research and development	132	(104)	896
Selling, general and administrative	3,233	1,912	5,187
Total	$3,484	$1,919	$6,253

Share-based compensation expense included $0.1 million, $0.2 million and $1.0 million of payroll tax paid on behalf of employees that received stock awards during the years ended December 31, 2008, 2007 and 2006, respectively.

During 2007, the Company reversed $1.1 million and $0.5 million of previously recognized expense and accrual of payroll tax, respectively, due to non-achievement of performance goals related to restricted stock awards.

As of December 31, 2008, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $2.2 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

Stock Options

At December 31, 2008, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.

A summary of stock option activity within the Company’s share-based compensation plans and changes for the year ended December 31, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2008	4,444,718	$5.74	7.35	$9

Vested and expected to vest at December 31, 2008	4,159,133	$5.83	7.22	$8

Exercisable at December 31, 2008	2,103,857	$7.25	5.37	$-
The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.2 million, $0.3 million and $3.9 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	2008	2007	2006
Weighted average risk free interest rate	5.4%	4.5%	4.8%
Expected life of the options (in years)	4.75	5.41	5.48
Expected stock price volatility	49%	56%	67%
Expected dividend yield	-	-	-

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the years ended December 31, 2008, 2007 and 2006 was $1.81, $2.91 and $5.90, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense (reversal) related to all restricted stock awards outstanding in 2008, 2007, and 2006 was approximately $0.4 million, ($0.5 million) and $1.4 million, respectively. As of December 31, 2008, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year. Compensation expense with respect to the grants could be reduced and/or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value per Share

Balance at December 31, 2005	402,000	6.38
Shares granted in 2006	92,432	8.40
Shares vested in 2006	(102,000)	6.36
Shares forfeited in 2006	(50,000)	6.42
Balance at December 31, 2006	342,432	6.92
Shares granted in 2007	93,334	5.76
Shares vested in 2007	(60,766)	6.14
Shares forfeited in 2007	(300,000)	6.89
Balance at December 31, 2007	75,000	6.24
Shares granted in 2008	75,000	3.99
Shares vested in 2008	(100,000)	5.21
Balance at December 31, 2008	50,000	4.94

The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.4 and $0.6 million, respectively.
14. Stockholders' Equity

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

Stock Options

A summary of the Company's stock option activity, including stock options issued under the Directors Plan, defined below, and related information for the years ended December 31, 2008, 2007 and 2006 is as follows:
	2008		2007		2006
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	2,974,536	$7.33	3,726,642	$8.07	4,321,744	$6.88
Granted	2,215,000	4.09	649,070	5.29	1,083,500	9.54
Exercised	(140,100)	3.78	(201,024)	3.61	(1,060,942)	4.38
Cancellations	(604,718)	7.98	(1,200,152)	9.04	(617,660)	8.73
Ending balance outstanding	4,444,718	$5.74	2,974,536	$7.33	3,726,642	$8.07
Exercisable at end of year	2,103,857	$7.25	1,919,734	$7.71	2,249,506	$7.77

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2008:
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of Exercise Prices	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
	Option	Contractual Life	Price	Option	Price
$2.46 - 3.50	308,600	6.26	$2.27	143,600	$3.49
$3.52 - 5.28	2,665,241	8.58	4.47	670,240	4.93
$5.41 - 6.25	291,000	6.71	6.02	218,999	6.07
$6.28 - 9.29	519,750	6.95	7.36	479,745	7.32
$9.31 - 9.38	150,000	1.54	9.37	150,000	9.37
$9.40 - 9.63	20,000	3.00	9.57	16,133	9.58
$10.38 - 14.44	490,127	4.03	11.63	425,140	11.77
	4,444,718			2,103,857

Stock Warrants

During July 2006, the Company issued 319,858 shares of common stock, par value $0.001 per share, upon the conversion of 319,858 Series D Warrants at an exercise price of $5.21 per share. Proceeds from the conversion amounted to $1.7 million.

In connection with the funding of the Credit Agreement, the Company granted the Warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. See further discussion in Note 12. The Warrant was outstanding at December 31, 2008.

Employee Stock Purchase Plan

In 1997, the Board adopted and the stockholders of the Company approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was subsequently amended and restated in its entirety in 2008 upon adoption by the Board and approval by the Company’s stockholders. The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2008, 2007, and 2006 the Company sold 59,997, 46,139 and 58,642 shares to employees at weighted average prices of $2.30, $4.47 and $5.88, respectively.

Under SFAS 123R, the Company’s 1997 Purchase Plan is considered compensatory. During the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $59,000, $55,000 and $78,000, respectively related to the Purchase Plan.
Directors' Stock Plan

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

During 2006 the Company purchased 1,346,628 shares of its common stock for $10.7 million. There were no treasury stock repurchases during 2007 or 2008. The repurchased shares were recorded as treasury stock and result in a reduction to stockholder’s equity. As of December 31, 2007, the Company had repurchased 2,932,037 shares of common stock at an average price per share of $6.86 under the share repurchase programs during 2003, 2005 and 2006. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2008 and 2007, there were no preferred shares outstanding.
15. Brazilian Health Ministry Contract

The Company has been involved in a long-term contract with the Brazilian Health Ministry requiring substantial delivery of customized software and hardware. Revenue and a resulting margin under this contract were recorded based on the achievement of contract milestones approved by the Brazilian Health Ministry in accordance with SOP 81-1. The margin for the entire contract was estimated to be 9%. Inherent in this margin was an expectation of realizing all amounts owed under the terms of the original contract and recovering claims for additional contract revenue, due to changes in the scope of the contract and additional currency exchange variation adjustments. Scope changes involved expanding the overall design specifications requiring additional hours and administration costs. The currency adjustments represented the inflation of cost on imported equipment caused by currency movements. At the end of 2003, the Company formally presented a claim to the Brazilian Health Ministry detailing the amount and nature of the scope changes and currency variation impact. The Company did not recognize revenues above the original contract amount, and contract costs associated with the scope changes and currency adjustments amounting to $11.3 million were deferred in anticipation of recognizing contract revenue. Due to the lack of timely acknowledgement and acceptance of the pending claim, the Company recorded a charge to operations for the deferred costs during the year ended December 31, 2004.

Since 2004, the Company has actively pursued discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. The Company collected $4.6 million and $0.9 million in 2007 and 2006, respectively, related to this contract and the deferred costs previously charged to operations during 2004. These collections were recorded as services revenue during the years ended December 31, 2007 and 2006. There were no amounts collected from the Brazilian Health Ministry during 2008.

16. Income Taxes

Income (loss) before income taxes and discontinued operations consists of the following for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Income (loss) before income taxes and discontinued operations:
United States	$(24,276)	$(15,760)	$(18,952)
Foreign	(59,435)	7,138	25,035
	$(83,711)	$(8,622)	$6,083
The (provision) benefit for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the following (dollars in thousands):

	2008	2007	2006
Current:
State	$(3)	$4	$(3)
Federal		(8)	-
Foreign	465	(40)	(1,873)
	462	(44)	(1,876)
Deferred - Foreign	(1,673)	(434)	530
Total	$(1,211)	$(478)	$(1,346)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Tax expense at the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax effect	0.0	0.0	0.0
Foreign taxes	(5.2)	27.5	(119.7)
Impairment charges	(21.3)	0.0	0.0
Translation gain	0.0	0.0	19.7
Change in valuation allowance	(8.0)	(67.4)	85.0
Transaction costs	(1.8)	0.0	0.0
Other	(0.2)	(1.0)	1.6
Effective tax rate	(1.5)%	(5.9)%	21.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (dollars in thousands):

	2008	2007
Deferred tax assets (liabilitites), current:
Inventory valuation and reserves	$2,657	$2,761
Compensation accruals	1,059	1,060
Allowance for doubtful accounts	441	886
Foreign, net	(3,015)	1,478
Valuation allowance	(4,650)	(5,688)
Net deferred tax assets (liabilities), current	$(3,508)	$497

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards - United States	$35,202	$29,401
Tax loss carry forwards - Foreign	22,404	22,954
Intangibles	(16,714)	280
Property, plant and equipment	(1,097)	(667)
Foreign	3,918	179
Other	5,827	5,340
Valuation allowance	(65,539)	(58,107)
Net deferred tax liabilities, non-current	$(15,999)	$(620)

For the year ended December 31, 2008, the Company’s valuation allowance increased by $6.4 million, primarily related to a loss from operations in the U.S. The Company does not believe it is more likely than not that it will be able to realize the majority of its deferred tax assets through expected future taxable profits and has recorded a full valuation allowance for all U.S. federal and state deferred tax assets and the majority all foreign deferred tax assets. The valuation allowance is subject to reversal in future years at such time the benefits are actually utilized or the operating profits become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).

At December 31, 2008, the Company has a gross deferred tax asset of $35.2 million associated with its U.S. federal and state tax net operating loss carryforwards of $100.6 million. The U.S. federal and state net operating loss carryforwards will begin to expire in 2020 through 2028 if not previously utilized. The Company’s ability to utilize its net operating losses may be restricted due to statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code).

As of December 31, 2008, the Company has a gross deferred tax asset of $22.4 million associated with foreign net operating loss carryforwards of $71.4 million. The foreign net operating loss carryforwards begin to expire in various periods if not previously utilized.

In June 2006, FASB issued its Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on non-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated balance sheets, statements of operations or cash flows. The total amount of unrecognized tax benefits at December 31, 2008 is $39.4 million of which $4.0 million would impact the Company’s effective tax rate were it to be recognized.  The gross unrecognized tax benefits as of January 1, 2007 include a reclassification of $31.6 million from a previously recorded SFAS 109 reserve.  The following table summarizes the activity related to the Company’s unrecognized tax benefits (dollars in thousands):

	2008	2007

Gross unrecognized tax benefits at beginning of the year	$40,015	$39,959
Decrease in tax positions for prior years	(608)	(624)
Increase in tax positions for current year	-	680
Gross unrecognized tax benefits at the end of the year	$39,407	$40,015

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest and penalties are insignificant at December 31, 2008. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

It is reasonably possible that the amount of unrecognized tax benefits for the Company will decrease within the next twelve months by $0.5 million relating to income tax exposure in various foreign jurisdictions. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

17. Benefit Plans

Defined Benefit Plan

In conjunction with the acquisition of TeT, the Company assumed pension plans for eligible employees in Germany and France. Benefits are based primarily on a benefits multiplier and years of service.   The Company had no defined benefit plan or pension expenses prior to the acquisition of TeT.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 4.5%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of underperformance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rates used to calculate the expected present value of future benefit obligations as of December 31, 2008 ranged from 5.75% to 5.80%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

Based on the projected benefit obligations of the Company’s defined benefit pension plan at December 31, 2008, the aggregate funded status of the Company’s defined benefit pension plan in Germany was $2.9 million underfunded.

The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the year ended December 31, 2008 and a reconciliation of the funded status with amounts recognized in the consolidated balance sheets as of December 31, 2008 (in thousands).

December 31
2008
Change in Benefit Obligation
Acquired pension obligation at April 1, 2008	$(4,961)
Service cost	(254)
Interest cost	(274)
Defered amounts	633
Benefits paid	490
Foreign currency translation adjustment	513

Benefit obligation at end of year	$(3,853)

Change in Plan Assets
Fair value of plan assets at April 1, 2008	$3,395
Actual return on plan assets	111
Defered amounts	20
Foreign currency translation adjustment	(356)
Benefits paid	(432)

Fair value of plan assets at end of year	$2,738

Funded status	$(1,115)

Net balance sheet liability	$(1,115)

Amounts recognized in the consolidated balance sheets:

Noncurrent asset	2,481
Noncurrent liabilities	(3,596)

Amount recognized	$(1,115)

The components of net periodic benefit cost and other amounts recognized in other accumulated comprehensive loss are as follows (in thousands):
December 31. 2008

Net periodic benefit cost
Service cost	$(254)
Interest cost	(274)
Expected return on plan assets	111
Amortization of deferred amounts and asset ceiling impact	161
$(256)
Amounts recognized in accumulated other comprehensive income (loss) reclass
Comprehensive income	274
As of December 31, 2008, the average expected future working lifetime for each participant of the plans ranges from 12 to 22 years.

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31, 2008 are as follows:
December 31,
2008

Discount rate	5.75% to 5.80%
Expected return on plan assets	4.5%

The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term rate of return on plan assets will typically be revised every three to five years. Other material assumptions include the rates of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below.

The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (“PBO”) for the plan, and the asset mix of the plan. SFAS No. 87, Employers’ Accounting for Pensions, calls for the rate of return to be the rate to be earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Company’s expectation of historical long-term average rates of return on the different asset classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on our asset allocation and the duration of the plan liabilities. Thus, the Company has taken a historical approach to the development of the expected return on asset assumption. The Company believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.

The Company’s pension plan asset allocations at December 31, 2008 are as follows (in thousands):
2008

Cash	110
Equities	301
Bonds	2,136
Other	191
$2,738

In determining the asset allocation, our investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. The pension fund is actively managed within the target asset allocation ranges.

The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

As of December 31, 2008, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following estimated future benefit payments, including future benefit accrual, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Period	Pension Benefits

2009	$73
2010	$189
2011	$154
2012	$85
2013	$98
2014-beyond	$1,390

Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. While the current market conditions could have an adverse effect on our plan investments, any additional required contribution is not expected to have a material effect on our consolidated financial statements and we expect to fund such contributions from our cash balances and operating cash flows. For tax planning, financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

18. Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions to the 401(k) Plan in amounts at the discretion of management. The employer contribution was $0.1 million for the years ended December 31, 2008, 2007 and 2006.

19. Commitments and Contingencies

Lease Commitments

The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments plus a share of taxes, insurance and maintenance on the properties.

Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,
2009	$3,556
2010	2,169
2011	1,359
2012	1,159
2013	1,067
Thereafter	5,690
$15,000
Rental expense from continuing operations amounted to $6.7 million, $4.2 million and $3.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas (the “Court”) against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “862 Patent”) allegedly owned by SPA. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company has filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office completed its re-examination of the ‘862 Patent. On December 22, 2008, the Patent Office filed an office action rejecting all ten claims of the ‘862 Patent as invalid because they were anticipated by prior art references. SPA has the right to file a response within two months of the office action; however, at SPA’s request the Patent Office granted a one month extension to respond to the office action.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 patent. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. A Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley (“Shipley”), a former employee, filed this action in the United States District Court for the Northern District of Georgia on January 30, 2009 against the Company, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws by failing to pay certain sales commissions, and violated the Equal Pay Act and Georgia law by paying her lower compensation than the Company paid males who performed the same work. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. The Company denies the allegations and intends to vigorously defend this litigation. On February 23, 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona.

20. Concentrations of Credit and Other Risks

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

The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among five to ten customers. The Company’s top five customers amounted to 22.1%, 21.3% and 25.9% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. These same five customers accounted for 17.4% and 26.9% of the Company’s net accounts receivable balance at December 31, 2008 and 2007, respectively. Sales to the Company’s largest customer totaled 6.2%, 5.3% and 10.8% of total revenues in 2008, 2007 and 2006, respectively.

The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary.

Inventories

All of the Company’s inventory is purchased from third party manufacturers that are considered to be outside sources. The failure of any such third party manufacturer to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

All of the Company’s third party manufacturers are located in foreign jurisdictions and are subject to certain risks, including the imposition of tariffs and import and export controls, together with changes in governmental policies. The occurrence of any of these events could have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company maintained significant accounts receivable balances outside of the United States comprising 72.0% and 46.8%, respectively, of the Company’s net accounts receivable balance at December 31, 2008 and 2007. These balances are subject to the economic risks inherent to those regions.

21. Segment, Geographic, and Customer Information

Our Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), has been identified as the CEO of the Company.  The CODM’s has access to discrete financial information regarding the aforementioned segments revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment; and indirect operating expenses consisting of global shared cost centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation.  The Company operations are managed by Managing Directors (MD’s) for each region which report directly to the CEO.  These MD’s have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their overall region (Americas, NEMEA, SEMEA, and Asia-Pacific)

During the fourth quarter of 2008, the Company initiated new organizational changes and made enhancements to the Company’s internal management reporting and began to report information pertaining to four business segments as follows: (i) Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, and Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required in SFAS 131, prior year segment data has been restated for comparative purposes.

	Year Ended December 31,
	2008	2007	2006
Net Revenue
Americas	$160,039	$158,539	$145,575
NEMEA	93,800	16,400	7,671
SEMEA	132,581	64,984	59,805
Asia-Pacific	50,890	49,604	35,514
	$437,310	$289,527	$248,565

	Year Ended December 31,
	2008	2007	2006
Operating Income
Americas	$5,973	$11,257	$33,367
NEMEA	(10,051)	4,357	1,915
SEMEA	(18,554)	9,024	12,500
Asia-Pacific	1,384	8,769	12,168
Shared cost centers	(55,477)	(44,151)	(56,783)
Total segment profit (loss)	$(76,725)	$(10,744)	$3,167

Interest income	1,466	3,954	4,757
Interest expense	(6,822)	(122)	(1,071)
Foreign currency loss	(1,821)	(1,685)	(699)
Other expense	191	(25)	(71)
Income (loss) before income taxes and discontinued operations	$(83,711)	$(8,622)	$6,083

	December 31,	December 31,
	2008	2007
Total Assets
Americas	$61,813	$79,210
NEMEA	99,909	9,701
SEMEA	79,132	19,781
Asia-Pacific	35,840	55,004
Shared cost centers	29,606	86,548
	$306,300	$250,244

The Company’s goodwill by segment is as follows (in thousands):

	Year Ended December 31,
	2008	2007

Americas	$-	$3,404
NEMEA	16,255	-
SEMEA	6,634	-
Asia-Pacific	3,826	6,820
	$26,715	$10,224

The Company’s intangible assets by segment are as follows (in thousands):

	Year Ended December 31,
	2008	2007

Americas	$1,102	$4,973
NEMEA	50,181	4
SEMEA	1,945	-
Asia-Pacific	4,083	5,525
	$57,311	$10,502

The Company’s depreciation and amortization of property, plant, and equipment and acquired intangible assets are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Americas	$7,442	$6,415	$6,220
NEMEA	6,793	318	625
SEMEA	2,047	171	296
Asia-Pacific	2,348	2,129	731
	$18,630	$9,033	$7,872

The Company’s impairment of goodwill and intangible assets is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Americas	$6,432	$-	$-
NEMEA	24,400	-	-
SEMEA	32,426	-	-
Asia-Pacific	4,540	-	-
	$67,798	$-	$-

22. Supplemental Cash Flow Information (in thousands)

	2008	2007	2006
Changes in operating assets and liabilities:
Accounts receivable	$5,464	$(19,084)	$(3,641)
Net investment in sales-type leases	-
Inventories	(7,371)	20,683	(16,748)
Income tax receivable	761	(1,354)
Prepaid expenses and other current assets	(207)	(4,959)	1,604
Other assets	5,660	(4,175)	(600)
Accounts payable	(4,333)	7,623	4,638
Accrued payroll and related expenses	(3,863)	3,466	(3,653)
Accrued sales and other tax	117	(759)	(2,101)
Accrued liabilities	(4,318)	2,465	(1,929)
Deferred revenue	1,626	3,287	(669)
Income taxes payable	(817)	(1,903)	608
Other liabilities	6,215	(481)	(3,976)
Net decrease in operating assets and liabilities	$(1,066)	$4,809	$(26,467)
Cash paid during the year by continuing
operations:
Interest	$144	$(74)	$(575)
Income taxes	$664	$(2,128)	$(1,823)
Noncash investing activities:
Changes in accounts payable related to the purchase of property, plant and equipment	$765	$70	$116

Discontinued Operations:

Year 2008. The net cash provided by operating activities relates to our Australia Courier business and is due to its operating activities for the year.

Year 2007. The net cash provided by operating activities for the year ended December 31, 2007 relates to the U.K. Lease Business and is primarily due to reimbursements of previously paid commissions paid to the Company in the first quarter of 2007 for those leases not reaching full lease term. The net cash provided by operating activities also relates to our Australia Courier business and is due to its operating activities for the year.

Year 2006. The net cash provided by operating and investment activities for the year ended December 31, 2006 relates to the U.K. Lease Business and is primarily due to $3.9 million of net cash earnings from the leasing operations and $12.1 million of proceeds from the sale of the business on May 31, 2006.

23. Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2008 and 2007. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The results for each of the quarters have been adjusted to reflect the Australian Courier Business as a discontinued operation.  See Note 6 for additional discussion. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (dollars in thousands, except per share data).

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (A)	Quarter	Quarter (B)	Year
2008:
Net revenue	$70,505	$124,180	$121,060	$121,565	$437,310
Gross profit	$19,560	$33,583	$38,888	$32,781	$124,812
Income (loss) before discontinued operations	$(607)	$(11,119)	$895	$(74,091)	$(84,922)
Income (loss) from discontinued operations	275	224	(270)	(710)	(481)
Net income (loss)	$(332)	$(10,895)	$625	$(74,801)	$(85,403)

Basic income (loss) per share:
Continuing operations	$(0.01)	$(0.21)	$0.02	$(1.39)	$(1.59)
Discontinued operations	-	0.01	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.01)	$(0.20)	$0.01	$(1.40)	$(1.60)
Diluted income (loss) per share:
Continuing operations	$(0.01)	$(0.21)	$0.02	$(1.39)	$(1.59)
Discontinued operations	-	0.01	(0.01)	(0.01)	(0.01)
Net income (loss)	$-	$(0.20)	$0.01	$(1.40)	$(1.60)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (C)	Quarter	Quarter	Year
2007:
Net revenue	$64,205	$66,269	$69,552	$89,501	$289,527
Gross profit	$20,614	$8,467	$21,029	$24,569	$74,679
Income (loss) before discontinued operations	$(3,290)	$(5,884)	$254	$(180)	$(9,100)
Income (loss) from discontinued operations	765	141	275	442	1,623
Net income (loss)	$(2,525)	$(5,743)	$529	$262	$(7,477)

Basic income (loss) per share:
Continuing operations	$(0.06)	$(0.11)	$0.01	$-	$(0.17)
Discontinued operations	0.01	-	-	-	0.03
Net income (loss)	$(0.05)	$(0.11)	$0.01	$-	$(0.14)
Diluted income (loss) per share:
Continuing operations	$(0.06)	$(0.11)	$0.01	$-	$(0.17)
Discontinued operations	0.01	-	-	-	0.03
Net income (loss)	$(0.05)	$(0.11)	$0.01	$-	$(0.14)
(A)	On April 1, 2008, the Company acquired all the outstanding shares in Thales e-Transaction. Revenue from the acquired entities was $49.1 million for the second quarter of 2008.

(B)	During the fourth quarter of 2008, the Company recorded $67.8 million non-cash write-downs of goodwill and intangible assets related to the TPI, ACG and TeT acquisitions.

(C)
In June 2007, the Company completed the sale of its headquarters facilities, located in Phoenix, Arizona, for a sale price of $16.3 million resulting in a gain of $3.8 million. See Note 10 to the consolidated financial statements. During the second quarter of 2007, the Company initiated a reconfiguration of the Company’s global sales and marketing organizations and incurred charges of $2.9 million during the year. During the second quarter of 2007, the Company increased inventory reserves by $6.1 million, primarily related to non-PCI compliant products and components.

(D)	During the second quarter of 2006, the Company had a $1.6 million gain on the sale of its U.K. Lease Business, which was disposed of effective May 31, 2006

(E)	During the fourth quarter of 2006, the Company acquired TPI and incurred in a one-time charge of $1.0 million for the acquired in-process research and development.

(F)	Earnings per share calculations are based on the weighted average number of shares outstanding for each quarter. The sum of the quarters may not be equal to the fiscal year amount

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Assumed in Acquistions	Additions Charges to Costs and Expense in Continuinng Operations	Foreign Currency Impact	Deductions (A)	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2008:
Allowance for doubtful accounts	$4,034	$5,046	$(38)	$(852)	$(3,390)	$4,800
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,934	$-	$2,115	$-	$(15)	$4,034
Year Ended December 31, 2006:
Allowance for doubtful accounts	$3,266	$-	$826	$-	$(2,158)	$1,934
(A)	Write-offs of uncollectible amounts and recoveries of amounts previously written off.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit and Method of Filing

3.1	—
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
Amendment to the Hypercom Corporation Nonemployee Directors’ Stock Option Plan (Incorporated by reference to Appendix I of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2006)***

10.6	—	Hypercom Corporation 2008 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Hypercom Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2008)***

10.7	—	First Amendment to the Hypercom Corporation Long-Term Incentive Plan (effective January 1, 2009)* ***

10.8	—	First Amendment to the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (effective January 1, 2009)* ***

10.9	—	Second Amendment to the Hypercom Corporation Nonemployee Directors’ Stock Option Plan (effective January 1, 2009)* ***

10.10	—
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
Second Amendment dated March 15, 2006, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.12 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.13	—
Employment Agreement, effective January 16, 2007, between Philippe Tartavull and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K dated January 17, 2007)***

Exhibit Number		Description of Exhibit and Method of Filing
10.14	—
Amendment to Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)***

10.15	—
Contract Manufacturing Agreement, dated as of December 7, 2007, between Hypercom Manufacturing Resources, Inc. and Venture Corporation (Singapore) LTD (incorporated by reference to Exhibit 10.20 to Hypercom Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)†

10.16	—
Amendment to Employment Agreement, dated December 20, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 8-K filed on December 20, 2007)***

10.17	—
Employment Agreement, dated December 26, 2007, by and between Norman Stout and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on December 31, 2007)***

10.18	—
Loan and Security Agreement, dated as of January 15, 2008, among Hypercom U.S.A., Inc. and Hypercom Manufacturing Resources, Inc., as Borrowers, Certain Financial Institutions, as Lenders, and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K/A filed on January 22, 2008)

10.19	—
Share Purchase Agreement, dated as of February 13, 2008, by and among Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

10.20	—
Indemnification Agreement, dated as of February 13, 2008, by and between Francisco Partners II, L.P. and Hypercom Corporation (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

10.21	—
Credit Agreement, dated as of February 13, 2008, by and between Hypercom Corporation and Francisco Partners II, L.P. (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

10.22	—
Amendment to the Share Purchase Agreement (Amendment Nº1), dated as of April 1, 2008, by and between Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.23	—
Employment Contract, dated March 31, 2008, by and between Thales e-Transactions SA and Henry Gaillard (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 11, 2008)***

10.24	—
Amendment to Employment Agreement, dated October 23, 2008, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on October 28, 2008)***

10.25	—	Amendment to Employment Agreement, dated December 31, 2008, by and between Hypercom Corporation and Norman Stout* ***

10.26	—	Amendment to Employment Agreement, dated December 31, 2008, by and between Hypercom Corporation and Philippe Tartavull* ***

21.1	—	List of Subsidiaries*

23.1	—	Consent of Independent Registered Public Accounting Firm*

24.1	—	Powers of Attorney*

31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number		Description of Exhibit and Method of Filing
31.2	—	Certification of Chief Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	—	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

***	Management or compensatory plan or agreement.

†
Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.