Form 10-Q
period 2009-03-31
HYPERCOM CORP
filed 2009-05-11
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  1-13521
HYPERCOM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-0828608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8888 East Raintree Drive, Suite 300 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

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

Yes [ √ ]                                           No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]                                           No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                                           Accelerated filer [ √ ]

Non-accelerated filer  [   ]                                                                                                           Smaller reporting company  [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]              No  [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $.001 par value per share	53,854,419 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Amounts in thousands, except share data	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,095	$35,978
Short-term investments	-	499
Accounts receivable, net of allowance for doubtful
accounts of $5,525 and $4,799, respectively	81,035	96,986
Current portion of net investment in sales-type leases	7,837	9,915
Inventories	36,569	31,681
Prepaid expenses and other current assets	8,991	7,106
Deferred income taxes	1,225	1,320
Total current assets	166,752	183,485

Property, plant and equipment, net	26,438	26,870
Net investment in sales-type leases	5,823	4,869
Intangible assets, net	52,364	57,311
Goodwill	25,999	26,715
Other long-term assets	7,010	7,050
Total assets	$284,386	$306,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,492	$52,929
Accrued payroll and related expenses	13,325	16,619
Accrued sales and other taxes	6,357	7,709
Product warranty liabilities	6,445	6,597
Restructuring liabilities	7,389	7,724
Accrued other liabilities	23,153	22,866
Deferred revenue	17,673	12,177
Deferred tax liabilities	4,754	4,828
Income taxes payable	6,133	5,201
Total current liabilities	125,721	136,650

Long-term debt	50,899	48,769
Deferred tax liabilities	15,976	15,999
Other liabilities	10,473	11,094
Total liabilities	203,069	212,512
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 53,533,419 and 53,442,799 shares outstanding
at March 31, 2009 and December 31 2008, respectively	57	57
Additional paid-in capital	273,607	272,869
Accumulated deficit	(149,170)	(139,245)
Treasury stock, 3,162,248 shares (at cost) at
March 31, 2009 and December 31, 2008	(22,749)	(22,749)
Accumulated other comprehensive loss	(20,428)	(17,144)
Total stockholders' equity	81,317	93,788
Total liabilities and stockholders' equity	$284,386	$306,300

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended 31,
	2009	2008
	(Amounts in thousands, except per share data)
Net revenue:
Product	$57,905	$49,584
Service	25,710	20,921
Total net revenue	83,615	70,505
Costs of revenue:
Product	38,910	33,250
Service	19,711	17,612
Amortization of purchased intangible assets	675	83
Total costs of revenue	59,296	50,945
Gross profit	24,319	19,560
Operating expenses:
Research and development	10,806	6,112
Selling, general and administrative	18,579	15,511
Amortization of purchased intangible assets	1,429	132
Total operating expenses	30,814	21,755
Loss from continuing operations	(6,495)	(2,195)
Interest income	77	797
Interest expense	(2,450)	-
Foreign currency gain (loss)	(697)	49
Other income	12	79
Loss before income taxes and discontinued
operations	(9,553)	(1,270)
Income tax benefit (provision)	(441)	663
Loss before discontinued operations	(9,994)	(607)
Income from discontinued operations	69	275
Net loss	$(9,925)	$(332)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.19)	$(0.01)
Income (loss) from discontinued operations	-	-
Basic and diluted loss per share	$(0.19)	$(0.01)

Shares used in computing net loss per
common share:
Basic	53,402,973	53,224,574
Diluted	53,402,973	53,224,574

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008
Cash flows from continuing operations:
Net loss from continuing operations	$(9,994)	$(607)
Adjustments to reconcile net loss
from continuing operations to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,485	2,312
Amortization of purchased intangibles	2,104	215
Interest conversion to debt	1,615	-
Amortization of debt issuance costs	32	-
Amortization of warrant discount	703	-
Amortization of discount on short-term investments	-	(38)
Provision (reversal) for doubtful accounts	1,363	(1,143)
Provision for excess and obsolete inventory	375	665
Provision for warranty and other product charges	1,138	495
Foreign currency losses	(538)	(165)
Non-cash stock-based compensation	674	918
Non-cash write-off of intangibles and other assets	345	42
Deferred income tax provision (benefit)	(4)	1,592
Changes in operating assets and liabilities, net	(3,607)	14,664
Net cash provided by (used in) operating activities	(3,309)	18,950

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,257)	(1,265)
Cash paid for acquisitions, net of cash acquired	(37)	(2,073)
Software development costs capitalized	-	(29)
Purchase of short-term investments	(1,376)	(14,969)
Proceeds from the sale or maturity of short-term investments	1,875	16,376
Net cash used in investing activities	(795)	(1,960)

Cash flows from financing activities:
Borrowings on revolving line of credit	7,800	-
Repayment of bank notes payable and other debt instruments	(7,985)	(1)
Debt issuance costs	-	(125)
Proceeds from issuance of common stock	54	566
Net cash provided by (used in) financing activities	(131)	440

Effect of exchange rate changes on cash and cash equivalents	(694)	573
Net (decrease) increase in cash flow from continuing
operations	(4,929)	18,003
Net cash provided by operating activities from
discontinued operations	46	167
Cash and cash equivalents, beginning of year	35,978	76,925
Cash and cash equivalents, end of year	$31,095	$95,095

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

 These accompanying interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Impact of Recently Issued Accounting Pronouncements

On January 1 2009 the Company adopted FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009 the Company adopted FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4 and 46(R)-8”). FSP 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132R-1 is effective for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of this FSP on its consolidated financial position, results of operations and cash flows.

On January 1, 2009 the Company adopted SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for the Company on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company adopted the provisions of SFAS 157 with respect to its non-financial assets and non-financial effective January 1, 2009 pursuant to the requirements of FSP 157-2. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

2.  Business Acquisitions

Thales e-Transactions

On April 1, 2008, the Company acquired all of the outstanding shares of Thales e-Transactions companies (“TeT”). The Company acquired the TeT business line to expand the Company’s geographic reach in Europe and increase the Company’s size and scale, with the expectation of accelerating product cost reductions in connection with the convergence towards a single, combined product family.

The consideration paid to acquire TeT was $149.4 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”), which provided funding of $60.0 million. See Note 9 for additional information related to the Credit Agreement.

Cash reconciliation of total purchase price (amounts in thousands):

	Cash paid	Balance Accrued	Cash paid	Cash paid	Cash paid
	Total	as of March 31, 2009	2009	2008	2007
Cash paid to purchase TeT shares, working capital and assumed debt	$133,611	$-	$-	$133,611	$-
Cash paid for transaction costs	3,827	-	37	3,422	368
Cash deposit	10,000	-	-	-	10,000
Preliminary working capital adjustment	2,000	2,000	-	-	-
Subtotal	149,438	2,000	37	137,033	10,368
Cash acquired from TeT	(21,865)	-	-	(21,865)	-
Total cash paid, net of cash acquired	$127,573	$2,000	$37	$115,168	$10,368

As of March 31, 2009, the Company has recorded a preliminary amount of $2.0 million for the working capital adjustment that is expected to be paid this year, but is subject to negotiation that could result in further changes. None of the goodwill is expected to be deductible for tax purposes.

During the quarter ended March 31, 2009, the Company accrued an additional $212,000 as the total cost of its TeT restructuring plan was finalized. See Note 4 for additional information related to the TeT restructuring plan.

The following represents the results of operations for the three months ended March 31, 2009 and pro forma results for the three months ended March 31, 2008 and gives effect to the TeT acquisition as if the transaction was consummated at the beginning of fiscal year 2008. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future.

Net loss includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million for the first quarter of 2008. The unaudited pro forma information is as follows:

	Three Months Ended March 31,
	2009	2008
Total net revenue	$83,615	$113,649
Net loss	$(9,925)	$(8,992)
Net loss per share - basic and diluted	$(0.19)	$(0.17)

3.  Intangible Assets and Goodwill

Intangible assets consist of the following at March 31, 2009 and December 31, 2008 (amounts in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008

Capitalized software	$4,699	$4,699	$(3,749)	$(3,597)	$950	$1,102
Customer and supplier relationships	52,551	55,517	(5,159)	(4,266)	47,392	51,251
Unpatented technology	2,908	3,039	(2,392)	(1,851)	516	1,188
Trademarks, trade names	3,506	3,562	(1,097)	(930)	2,409	2,632
Service know-how	1,330	1,330	(288)	(255)	1,042	1,075
Other	149	149	(94)	(86)	55	63
	$65,143	$68,296	$(12,779)	$(10,985)	$52,364	$57,311

Amortization of these intangibles is provided on straight-line method based on their estimated useful lives:

Capitalized software	3 years
Customer and supplier relationships	4 - 10 years
Unpatented technology	2 - 10 years
Trademarks, trade names	2 - 10 years
Service know-how	10 years
Other	2-5 years

Amortization expense related to intangible assets used in continuing operations was $2.3 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. Based on the intangible assets recorded at March 31, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $7.0 million for the remainder of 2009, $6.8 million for 2010, $6.3 million for 2011, $6.3 million for 2012 and $5.4 million for 2013.

Activity related to goodwill consisted of the following for the quarter ended March 31, 2009 was as follows (amounts in thousands):

March 31, 2009
Balance, beginning of year	$26,715
Additions related to acquisitions	219
Currency translation adjustment	(935)
Balance, end of year	$25,999

4.  Restructuring and Other Charges

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.2 million. The balance at March 31, 2009 is $7.4 million.

Activities related to the TeT acquisition restructuring plan are as follows (amounts in thousands):

	Facilities	Severance	Total
Balance at December 31, 2008	$-	$7,724	$7,724
Additions	-	124	124
Cash payments	-	(127)	(127)
Currency translation adjustment	-	(356)	(356)
Balance at March 31, 2009	$-	$7,365	$7,365

The Company expects the remaining amounts accrued to be paid in 2009. The restructuring plan and the amounts recorded are subject to change based on the negotiation of severance and other workforce reduction negotiations with employees and other work groups. Accordingly, additional restructuring amounts may need to be recorded as an expense.

5.  Discontinued Operations

Australian Courier Business

During the fourth quarter of 2008, the Company decided to sell the Australian courier business of its ACG Group division (“Australian Courier Business”). As of December 31, 2008, the Australian Courier Business qualified as discontinued operations under SFAS 144. Accordingly, the income from discontinued operations for the three months ended March 31, 2009 and 2008 include direct revenue and direct expenses of this discontinued courier operation within our Asia-Pacific segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net revenue	$502	$1,191
Costs of revenue	432	987
Gross profit	70	204
Selling, general and administrative expenses	(14)	(74)
Income from discontinued operations	$56	$130

On March 1, 2009, the Company sold the Australian Currier Business for $0.3 million. The sale agreement includes all related rights and obligations of the Australian Courier Business. The sale agreement contains general warranty and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.

There are no assets or liabilities held for sale at March 31, 2009. Assets and liabilities held for sale included in accounts receivable and accrued other liabilities amounted to $0.4 million and $0.1 million, respectively in the Company’s consolidated balance sheet at December 31, 2008.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31,	December 31,
	2009	2008
Lease contracts receivable	$17,158	$18,919
Unearned revenue	(2,376)	(2,899)
Allowance for bad debt	(1,122)	(1,236)
Net investment in sales-type leases	$13,660	$14,784

7. Inventories

Inventories consist of the following at March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31,	December 31,
	2009	2008
Purchased parts	$8,650	$4,039
Work in progress	336	353
Finished goods	27,583	27,289
	$36,569	$31,681

8.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$6,597	$1,754
Warranty charges
from normal operations	1,138	495
Utilization of warranty liability	(1,119)	(545)
Currency translation adjustment	(171)	-
Balance at end of period	$6,445	$1,704

Deferred revenue associated with the Company’s extended warranty programs was $3.7 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively.

9.  Long-term Debt

Revolving Credit Facilities

On March 31, 2006, the Company entered into a line of credit agreement with a bank pursuant to which the Company had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and expired as planned on March 31, 2009 with no amounts outstanding.

On January 15, 2008, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25.0 million. Under the Loan Agreement, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40.0 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Company’s option, at either (i) LIBOR plus 175 basis points, or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011.

No amounts were borrowed against the line of credit as of March 31, 2009. The Company had availability of $7.3 million as of March 31, 2009, which is decreased by outstanding letters of credit totaling $3.1 million as of March 31, 2009.

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

In the event of a default by the Borrowers, the Agent may, at the direction of the lenders, terminate the lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Company under the Loan Agreement are secured by inventory and accounts receivable of certain of the Company’s subsidiaries in the U.S. and the U.K. The remaining balance of the Company’s consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company’s obligations as guarantor under the Loan Agreement are unsecured.

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into the Credit Agreement with FP II pursuant to a commitment letter dated December 20, 2007 between the Company and FP II. See Note 2 for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded on April 1, 2008 by an affiliate of FP II, FP Hypercom Holdco, LLC. All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, FP II was granted a five-year warrant to purchase approximately 10.5 million shares (the “Warrant”) of the Company’s common stock at $5.00 per share. The Warrant contains a cashless exercise provision that can be utilized by FP II at its sole option. The cashless exercise provision permits FP II, in lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of the Warrant in whole or in part, to receive upon such exercise the “net number” of shares of the Company’s common stock determined according to the agreement. In the event FP II elects a cashless exercise of the Warrant, the Company will not receive any cash payment for the shares delivered to FP II pursuant to such cashless exercise.

The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached in accordance with Accounting Principles Board No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $0.7 million and zero for the quarters ended March 31, 2009 and March 31, 2008 respectively.

In accordance with the Credit Agreement, $1.6 million of interest accrued during the quarter ended March 31, 2009 was added to the loan balance.

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

In the event of a default by the Company, FP II may declare the obligations under the Credit Agreement immediately due and payable and enforce any and all of its rights under the Credit Agreement and related documents.

Long-term debt consists of the following at March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31,	December 31,
	2009	2008
Credit Agreement	$60,000	$60,000
Interest conversion to debt	6,228	4,613
Discount on warrants issued to FP II	(17,758)	(17,758)
Amortization of warrant discount	2,429	1,726
Debt assumed on acquisitions	-	185
Other	-	3
	$50,899	$48,769

10.  Share Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Costs of revenue	$69	$(36)
Research and development	18	75
Selling, general and administrative	587	879
Total	$674	$918

As of March 31, 2009, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $2.2 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

Stock Options

At March 31, 2009, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.

A summary of stock option activity within the plans Company’s share-based compensation and changes for the three months ended March 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at March 31, 2009	4,638,828	$5.34	7.32	$1

Vested and expected to vest at March 31, 2009	4,379,981	$5.42	7.24	$1

Exercisable at March 31, 2009	2,517,130	$6.49	6.09	$1

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.0 million and $0.2 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average risk free interest rate	1.7%	2.8%
Expected life of the options (in years)	5.37	4.28
Expected stock price volatility	70%	48%
Expected dividend yield	-	-

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the three months ended March 31, 2009 and 2008 was $0.64 and $1.67, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding at March 31, 2009 and 2008 was approximately $0.1 million and $0.1 million, respectively. As of March 31, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the three months ended March 31, 2009 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value per Share

Balance at December 31, 2008	50,000	4.94
Shares granted in 2009	25,000	1.00
Shares vested in 2009	(50,000)	4.94
Balance at March 31, 2009	25,000	1.00

The total fair value of restricted shares vested during the three months ended March 31, 2009 and 2008 was $0.2 million and $0.5 million, respectively.

11. Income Taxes

Income tax expense (benefit) before discontinued operations for federal, state and foreign taxes was $0.4 million and $(0.7) million for the three month periods ended March 31, 2009 and 2008, respectively. The Company’s consolidated effective tax rates for the three month periods ended March 31, 2009 and 2008 were (4.6%) and (58.1%), respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three month period ended March 31, 2009 and 2008 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of March 31, 2009. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).

The total amount of unrecognized tax benefits at March 31, 2009 is $38.9 million, of which $3.5 million would impact the Company’s effective tax rate if it were to be recognized.

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest is insignificant and $2,400 of penalties were accrued at March 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

12. Commitments and Contingencies

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

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007).  SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas (the “Court”) against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by SPA. SPA is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company has filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office completed its re-examination of the ‘862 Patent. On December 22, 2008, the Patent Office filed an office action rejecting all ten claims of the ‘862 Patent as invalid because they were anticipated by prior art references. On March 19, 2009, SPA filed a response to the office action. The Patent Office has not yet issued a final ruling on the office action.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008).  CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 Patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. On February 27, 2009, the Court issued an order requiring the plaintiffs to disclose their infringement contentions and produce related documents by June 15, 2009, and requiring the defendants to disclose their invalidity contentions and produce related documents by September 14, 2009. A Markman claim construction hearing is scheduled for July 11, 2011, with trial scheduled to commence on November 7, 2011.

Lisa Shipley v. Hypercom Corporation (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009).  Lisa Shipley, a former employee, filed this action against the Company in the United States District Court for the Northern District of Georgia on January 30, 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws by failing to pay certain sales commissions, and violated the Equal Pay Act and Georgia law by paying her lower compensation than the Company paid males who performed the same work. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. The Company intends to deny the allegations and vigorously defend this litigation. On February 23, 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona.

13. Segment, Geographic, and Customer Information

Our Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), has been identified as the CEO of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global shared cost centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company’s operations are managed by Managing Directors for each region that report directly to the CEO. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their overall region (Americas, NEMEA, SEMEA, and Asia-Pacific)

During the fourth quarter of 2008, the Company initiated new organizational changes and made enhancements to the Company’s internal management reporting and began to report information pertaining to four business segments as follows: (i) Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, and Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required in SFAS 131, prior year segment data has been restated below for comparative purposes (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net Revenue
Americas	$25,013	$42,203
NEMEA	20,955	2,352
SEMEA	27,756	14,782
Asia-Pacific	9,891	11,168
	$83,615	$70,505

	Three Months Ended March 31,
	2009	2008
Operating Income (Loss)
Americas	$2,302	$7,791
NEMEA	2,903	965
SEMEA	5,254	3,154
Asia-Pacific	1,488	2,263
Shared cost centers	(18,442)	(16,368)
Total segment loss	$(6,495)	$(2,195)

Interest income	77	797
Interest expense	(2,450)	-
Foreign currency gain (loss)	(697)	49
Other expense	12	79
Loss before income taxes
and discontinued operations	$(9,553)	$(1,270)

	March 31,	December 31,
	2009	2008
Total Assets
Americas	$60,511	$61,813
NEMEA	88,305	99,909
SEMEA	78,544	79,132
Asia-Pacific	29,345	35,840
Shared cost centers	27,681	29,606
	$284,386	$306,300

14. Other Comprehensive Income (loss)

Other comprehensive income for the three months ended March 31, 2009 and 2008 consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(9,925)	$(332)
Foreign currency translation adjustment	(3,284)	-
Total comprehensive loss	$(13,209)	$(332)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-looking Statements

This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the vertical and horizontal markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our contract manufacturing model and the impact on inventories; the timing and success of integration activities related to the TeT acquisition and the expected results and benefits of such transaction; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status and condition of our relationship with third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively manage our exposure to foreign currency rate fluctuations (including through the use of hedging transactions in periods prior to March 2009); our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; our future access to capital on terms that are acceptable to us; and all assumptions related to the foregoing.

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

Without limiting the foregoing, the existence or occurrence of any of the following factors or risks could cause our actual results to differ from those contained in our forward-looking statements:

•
with regard to our recent acquisition and ongoing integration of TeT: (i) the inability to assimilate the technologies, operations and personnel of TeT; (ii) the disruption of our existing business, including the diversion of management attention and the redeployment of resources; (iii) the loss of customers; (iv) the possibility of our entering markets in which we have limited prior experience; (v) the loss of key employees of TeT; and (vi) the inability to obtain the desired strategic and financial benefits from the acquisition;

•	the volatility of our financial results and our stock price;

•	the loss of a key customer;

•	defects in our products;

•	product warranty expenses;

•	the accumulation of excess and obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in our manufacturing capabilities or those of our third-party manufacturers or suppliers;

•	risks associated with our dependence on single-source suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	our transition to a contract manufacturing model;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•	force majeure events;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate technologies or businesses we may acquire in the future;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	the dilution of our stock price caused by the exercise of outstanding warrants and options;

•	our lack of a plan to pay dividends on our common stock in the foreseeable future;

•
the negative impact on our business due to the current global economic crisis and general lack of available credit, which could impair our ability to obtain sufficient capital to support our operations;

•	the impairment of goodwill and intangibles; and

•	the incurrence of debt to meet the future capital requirements of our business.

    Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our latest Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of March 31, 2009, there have been no material changes to any of the critical accounting policies contained therein.

2009 Overview

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

 Net revenue for the three months ended March 31, 2009 was $83.6 million, an increase of $13.1 million or 18.6% over first quarter 2008 revenue of $70.5 million. Net revenues from SEMEA and NEMEA increased $13.0 million and $18.6 million, respectively, over the prior year period, primarily as a result of $34.4 million of incremental revenue from the acquisition of TeT. Net revenue from the Americas and Asia-Pacific decreased $17.3 million and $1.3 million, respectively, as a result of weak economic conditions and demand.

Gross profit for the three months ended March 31, 2009 was $24.3 million or 29.1% of revenue, compared to $19.6 million or 27.7% of revenue in the first quarter of 2008. Gross margin for the three months ended March 31, 2008 includes a 32.8% product gross margin and a 23.3% service gross margin, compared to product and service gross margins of 32.9% and 15.8%, respectively, for the same period in 2008. The increase in service gross margin is primarily a result of the addition of higher margin service revenue in NEMEA and SEMEA from the TeT acquisition

Operating expenses for the three months ended March 31, 2009 were $30.8 million or 36.9% of revenue, compared to $21.8 million or 30.9% of revenue for the same period in 2008. The prior year figure did not include TeT operating expense. Sequentially, excluding the $67.8 million impairment of goodwill and intangibles charge in the prior period, operating expenses were down $4.0 million, compared to fourth quarter 2008 expenses of $34.8 million or 28.7% of revenue. The decrease relates to reduced research and development costs, variable selling and marketing expenses, as well as lower general and administrative costs.

We believe our results for the quarter ended March 31, 2009 reflect the continued global economic downturn and the corresponding decrease in available credit to both businesses and consumers, as well as the general retail slowdown in areas such as North America. Regardless of these challenges, we will continue to focus on initiatives to drive toward profitability and to integrate the TeT acquisition to a common product platform. From a competitive landscape, we will continue to see competitive pressures on a global basis as we and our major competitors try to maintain and expand our respective market shares. These pressures will generally serve to decrease average selling prices for certain products within certain geographies. We intend to continue to offset declines in selling prices with further cost reductions in our products and to continue to differentiate our product and total electronic payment solution offerings from that of our competitors. We will continue to manage our balance sheet and leverage our working capital to help meet the objectives of our key initiatives in light of the current global economic environment.

Result of Operations

In addition to the general information set forth in the following table, tabular and narrative segment specific information is presented under the heading “Segment Information” below.

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue	Dollar Change
(Amounts in thousands)
Net revenue:
Product	$57,905	69.3%	$49,584	70.3%	$8,321
Service	25,710	30.7%	20,921	29.7%	4,789
Total net revenue	83,615	100.0%	70,505	100.0%	13,110
Costs of revenue:
Product	38,910	67.2%	33,250	67.1%	5,660
Service	19,711	76.7%	17,612	84.2%	2,099
Amortization of purchased intangible assets	675	0.8%	83	0.1%	592
Total costs of revenue	59,296	70.9%	50,945	72.3%	8,351
Gross profit:
Product	18,995	32.8%	16,334	32.9%	2,661
Service	5,999	23.3%	3,309	15.8%	2,690
Amortization of purchased intangible assets	(675)	-0.8%	(83)	-0.1%	(592)
Total gross profit	24,319	29.1%	19,560	27.7%	4,759
Operating expenses:
Research and development	10,806	12.9%	6,112	8.7%	4,694
Selling, general and administrative	18,579	22.2%	15,511	22.0%	3,068
Amortization of purchased intangible assets	1,429	1.7%	132	0.2%	1,297
Total operating expenses	30,814	36.9%	21,755	30.9%	9,059
Loss from continuing operations	(6,495)	-7.8%	(2,195)	-3.1%	(4,300)
Interest income	77	0.1%	797	1.1%	(720)
Interest expense	(2,450)	-2.9%	-	0.0%	(2,450)
Foreign currency gain (loss)	(697)	-0.8%	49	0.1%	(746)
Other income	12	0.0%	79	0.1%	(67)
Non-operating income (expense)	(3,058)	-3.7%	925	1.3%	(3,983)
Loss before income taxes and
discontinued operations	(9,553)	-11.4%	(1,270)	-1.8%	(8,283)
Income tax benefit (provision)	(441)	-0.5%	663	0.9%	(1,104)
Loss before discontinued operations	(9,994)	-12.0%	(607)	-0.9%	(9,387)
Income from discontinued operations	69	0.1%	275	0.4%	(206)
Net loss	$(9,925)	-11.9%	$(332)	-0.5%	$(9,593)

Basic and diluted loss per share	$(0.19)		$(0.01)

Net Revenue.  Net revenue for the three months ended March 31, 2009 was $83.6 million, a $13.1 million or 18.6% increase over net revenue of $70.5 million for the three months ended March 31, 2008. This increase was comprised of an increase of $8.3 million or 16.8% in product revenue and an increase of $4.8 million or 22.9% in service revenue.

Product Revenue.  Product revenue increased by $8.3 million to $57.9 million for the three months ended March 31, 2009, compared to $49.6 million for the three months ended March 31, 2008. Included in the $8.3 million increase is $25.2 million attributable to the TeT acquisition. Excluding the additional TeT product revenue, product revenues decreased by $16.9 million as a result of a $13.8 million decline in countertop sales as well smaller declines in pinpads and unattended sales of $0.9 million. This decrease was principally due to the retail slowdown in the U.S. and a decline in the global economic conditions compared to the first quarter of 2008. In addition, we experienced a decline in networking sales of approximately $1.2 million for the three months ended March 31, 2009 as compared to the first quarter of 2008, due to the timing of orders placed in China.

Service Revenue.  Service revenue increased by $4.8 million to $25.7 million for the three months ended March 31, 2009, compared to $20.9 million for the three months ended March 31, 2008. Included in the $4.8 million increase is $9.2 million attributable to the TeT acquisition. Excluding the additional TeT service revenue, service revenue decreased by $4.4 million due to lower service volumes in Brazil and Mexico as well a lower foreign currency rate.

Due to the global economic uncertainties, challenges in the banking industry and foreign currency fluctuations, we have limited visibility to project our revenue going forward and we could continue to see sequential declines in quarter-over-quarter and year-over-year product and service revenue comparisons.

Costs of Revenue and Gross Profit.  Our costs of revenue include the cost of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue increased to 29.1% for the three months ended March 31, 2009 from 27.7% for the three months ended March 31, 2008, primarily due to TeT service margins that are higher than for comparable service margins in the three months ended March 31, 2008.

Product Gross Profit.  Product gross margin was 32.8% for the three months ended March 31, 2009, compared to 32.9% for the three months ended March 31, 2008. The product gross margin is reflective of declines in average selling prices, offset by cost reductions in the direct cost of the product, factory shut down costs included during the three months ended March 31, 2008 and other efficiencies related to the TeT acquisition.

Service Gross Profit.  Service gross margin was 23.3% for the three months ended March 31, 2009, compared to 15.8% for the three months ended March 31, 2008. This increase in service gross margin is principally due to the higher margin revenue from the acquired TeT entities. Excluding the service revenue related to TeT, the service margin was 14.8%, primarily due to volume decreases in Brazil.

Operating Expenses.  Research and development—Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased $4.7 million or 76.8% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Excluding TeT, research and development expenses would have decreased by $0.9 million due primarily to lower labor expenses of $0.5 million and lower consulting and certification costs of $0.1 million. We expect research and development expenses to increase over the next several quarters as we continue to certify and launch our new product family in markets where the legacy TeT products were previously sold.

Selling, general and administrative—Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses increased $3.1 million or 19.8% for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. Excluding TeT, SG&A expense would have decreased by $2.0 million. This decline represents a decrease in general and administrative costs of $3.3 million due to lower TeT integration costs of $1.4 million, lower bonus and stock based compensation of approximately $1.0 million and lower labor contingency costs in Brazil of $0.3 million. In addition, general and administrative costs were $0.5 million lower during the three months ended March 31, 2008 resulting from the separation agreement with our former Chief Financial Officer during such period. Marketing expenses were $0.6 million lower due to lower labor costs and trade show expenses. This decrease was offset by an increase of $1.9 million in selling expenses, which was due to an increase of $2.6 million of bad debt expense relating to significant reversals of pre-existing bad debt provisions, offset by a reduction of $0.5 million in commissions in North America and lower travel and expenses of $0.2 million in the three months ended March 31, 2008, and additional provisions needed for delinquent accounts as of March 31, 2009.

Non-Operating Income.  Non-operating income consists of net interest income, foreign currency gains and losses, and other income and losses. For the three months ended March 31, 2009, our interest expense was $2.5 million due to the TeT acquisition as compared to $0.0 million in the same period of 2008. Interest income decreased by $0.7 million for the three month period ended March 31, 2009 as compared to the same period in 2008, due to lower average cash and investment balances resulting from the TeT acquisition. The increase in foreign currency losses is primarily due to the decision to indefinitely suspend hedging activities related to translational and transactional currencies during the three months ended March 31, 2009. The suspension is due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables and the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable.

Provision for Income Taxes.  Income tax expense before discontinued operations for federal, state and foreign taxes was $0.4 million for the three months ended March 31, 2009, compared to a benefit of $0.7 million for the three months ended March 31, 2008.

Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. We do not believe the consolidated effective tax rate for the three months ended March 31, 2009 is a meaningful measure of our effective tax rate due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.

As of March 31, 2009, we continue to provide a valuation reserve against substantially all deferred tax asset balances. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. and other jurisdictions become sustainable at a level that meets the recoverability criteria under SFAS 109.

Income from Discontinued Operations.  During the three months ended March 31, 2009 and 2008, we recorded income from discontinued operations of $0.1 million and $0.3 million, respectively, related to our UK leasing operations and our discontinuance of the Australian Courier Business.

Segment Information

During the fourth quarter of 2008, we initiated organizational changes, which included enhancements to our internal management reporting. As a result, we began reporting information pertaining to the following four business segments: (i) Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, and Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required by SFAS 131, prior year segment data has been restated for comparative purposes.

The following table sets forth the revenues and operating results by business segment for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 31,
		% of		% of	Dollar
	2009	Revenue	2008	Revenue	Change
Net revenue:
Americas	$25,013	29.9%	$42,203	59.9%	$(17,190)
NEMEA	20,955	25.1%	2,352	3.3%	$18,603
SEMEA	27,756	33.2%	14,782	21.0%	$12,974
Asia-Pacific	9,891	11.8%	11,168	15.8%	$(1,277)

Total net revenue	$83,615	100.0%	$70,505	100.0%	$13,110

Operating income (loss):
Americas	$2,302	2.8%	$7,791	11.1%	(5,489)
NEMEA	2,903	3.5%	965	1.4%	1,938
SEMEA	5,254	6.3%	3,154	4.5%	2,100
Asia-Pacific	1,488	1.8%	2,263	3.2%	(775)
Shared Cost Centers	(18,442)	-22.1%	(16,368)	-23.2%	(2,074)

Total operating loss	$(6,495)	-7.8%	$(2,195)	-3.1%	$(4,300)

Net Revenue.  Net revenue for the Americas segment decreased 30.0% for the period ended March 31, 2009 from the same period in 2008, principally as a result of an $11.2 million decrease in countertop sales. The decrease in countertop sales in the Americas segment was primarily caused by a $9.4 million decrease in North America. Other factors contributing to the decrease in net revenue in the Americas segment included a $1.6 million decrease of mobile products sales in Mexico, primarily due to decreased customer demand in the region, a $3.8 million overall decrease in net revenue in Brazil and Mexico, due to lower volumes of service revenue, and lower foreign currency exchange rates. Net revenues in the Asia-Pacific segment also decreased due to lower networking sales in China. NEMEA and SEMEA net revenue increased as a result of the TeT acquisition.

Operating Income.  Operating income for the Americas segment decreased 8.3% for the period ended March 31, 2009 from the same period in 2008, principally as a result of the decrease in net revenues and bad debt expense, primarily in North America. NEMEA and SEMEA operating income increased due to the TeT acquisition. Asia-Pacific operating income declined, principally as a result of a decline in net revenues and a change in the mix of countertop, mobile and networking products.

Shared cost centers expenses increased, principally as a result of an increase in global research and development expenses of $1.9 million and an increase in global supply chain expenses of $2.5 million as a result of the TeT acquisition, offset by a reduction of general and administrative expenses of $2.4 million due to a decreases in bonus and stock based compensation expense of $1.0 million, a reduction in TeT acquisition-related costs of $0.7 million and a reduction in severance costs incurred related to the departure of a former Chief Financial Officer of $0.5 million.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a line of credit or other debt facilities.

Cash Flows.  Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2009 was $3.3 million, compared to cash provided by operations of $19.0 million for the three months ended March 31, 2008. The principal reason for the decline in cash provided by operations from the three months ended March 31, 2009, compared to the three months ended March 31, 2008 is the net loss from continuing operations in 2009, and an increase in inventory, offset partially by a decrease in operating assets and liabilities caused by a reduction declines in accounts receivable. Accounts receivable payment terms for most of our customers are generally between 30 and 60 days.

Cash used in investing activities was $0.7 million for the three months ended March 31, 2009, compared to $2.0 million for the three months ended March 31, 2008. Cash used in investing for the three months ended March 31, 2009 consisted principally of purchases of property, plant and equipment of $1.3 million, as well cash provided by proceeds from sale of short-term investments. Cash used in investing for the three months ended March 31, 2008 consisted principally of purchases of property and equipment of $1.3 million, as well as contingent TeT acquisition payments made based on the attainment of performance requirements and the expiration of a holdback time period.

Financing cash flows consist principally of cash received from borrowings and repayment of our revolving line of credit, the issuance of common stock due to the exercise of employee stock options, and by cash used to repay debt.

We believe that our cash reserves and short-term investments, combined with our Loan Agreement and our ability to influence operating cash flows, as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2009. However, should operating results continue to be unfavorable, we may need to obtain additional capital sources to meet our short-term liquidity and capital resource requirements.

Liquidity and Capital Resources.  At March 31, 2009, cash and cash equivalents and short-term investments were $31.1 million and $0.0 million, respectively, compared to $36.0 million and $0.5 million, respectively, at December 31, 2008. Working capital decreased $5.8 million from $46.8 million at December 31, 2008 to $41.0 million at March 31, 2009.

Contractual Obligations

Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Effect of Inflation

Inflation has not had a significant effect on our operations for any period presented above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2009, our cash equivalent investments were primarily in money market accounts and certificates of deposit and were reflected as cash equivalents because all maturities were within 90 days from date of purchase. Our interest rate risk with respect to existing investments was limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We had no short-term investments at March 31, 2009.

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

A substantial portion of our revenue and capital spending is transacted in either U.S. dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. In March 2009, we suspended hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We do not expect to have any more forward contract receivable or payable balances for the remainder of 2009. However, at March 31, 2009, we still had forward contracts with our banks or other financials institutions for the hedges put in place prior to March 2009. In addition, prior to our decision to suspend hedging in March 2009, we hedged the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. We also entered into hedge contracts to mitigate certain significant transactional exposures. Financial hedging instruments were limited by our previous policy regarding foreign-currency forward or option contracts and foreign-currency debt. We entered into forward or option contracts with our bank or other financial institutions to accomplish our hedging strategy. At March 31, 2009, we had foreign currency forward contracts payable in the amount of $0.2 million, denominated principally in the Brazilian Real, British Pound, Thai Baht, Mexican Peso and Australian Dollar, with smaller contracts for the Chilean Peso. Gains and losses on these contracts principally consist of mark-to-market adjustments, which are recorded in earnings as foreign currency gains or losses.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at March 31, 2009. However, as of March 31, 2009, we had $3.1 million outstanding against the line of credit to cover various letters of credit guarantees at an interest rate of 3.25%.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“SPA”) commenced this action in the United States District Court for the Eastern District of Texas against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by SPA. SPA is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We have filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. We have also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. On April 4, 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the defendants’ request for re-examination of the ‘862 Patent. On April 24, 2008, the Court granted the defendants’ motion to stay proceedings in this case until the Patent Office completed its re-examination of the ‘862 Patent. On December 22, 2008, the Patent Office filed an office action rejecting all ten claims of the ‘862 Patent as invalid because they were anticipated by prior art references. On March 19, 2009, SPA filed a response to the office action. The Patent Office has not yet issued a final ruling on the office action.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008)

CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas against us and others, alleging that certain of our terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 Patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, we filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. We have also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. On February 27, 2009, the Court issued an order requiring the plaintiffs to disclose their infringement contentions and produce related documents by June 15, 2009, and requiring the defendants to disclose their invalidity contentions and produce related documents by September 14, 2009. A Markman claim construction hearing is scheduled for July 11, 2011, with trial scheduled to commence on November 7, 2011.

Lisa Shipley v. Hypercom Corporation (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley, a former employee, filed this action against us in the United States District Court for the Northern District of Georgia on January 30, 2009, alleging that we violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws by failing to pay certain sales commissions, and violated the Equal Pay Act and Georgia law by paying her lower compensation than we paid males who performed the same work. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. We intend to deny the allegations and vigorously defend this litigation. On February 23, 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona.

Item 1A.  Risk Factors.

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10Q, including the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, have not materially changed other than as set forth below:

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

Prior to March 2009, we entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates. In March 2009, we suspended hedging activities due to the cost of maintaining forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset the hedge forward contract payable. We do not expect to have any more forward contract receivable or payable balances for the remainder of 2009.

However, at March 31, 2009, we still had forward contracts with our banks or other financials institutions for the hedges put in place prior to March 2009. In addition, prior to our decision to suspend hedging in March 2009, we hedged the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. These hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of non-U.S. dollar denominated assets and liabilities and attempts to mitigate these risks may be costly.

Item 5.  Other Information.

As previously disclosed (in our Current Report on Form 8-K filed on March 30, 2009), effective April 20, 2009, and in conjunction with the appointment of Thomas B. Sabol as our new Chief Financial Officer, Robert M. Vreeland relinquished his role as Interim Chief Financial Officer and, subsequently, his employment with our company ended effective May 5, 2009.

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

4.1
Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.2
Registration Rights Agreement, dated as of April 1, 2008, by and between Hypercom Corporation and FP Hypercom Holdco, LLC (incorporated by reference to Exhibit 4.2 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.1
Offer Letter dated March 24, 2009 by and between Hypercom Corporation and Thomas B. Sabol (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on March 30, 2009)

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

HYPERCOM CORPORATION

Date: May 11, 2009	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: May 11, 2009	By: /s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer (principal financial officer)

Date: May 11, 2009	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)