Form 10-Q
period 2009-06-30
HYPERCOM CORP
filed 2009-08-07
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No  [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, $.001 par value per share	54,672,478 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Amounts in thousands, except share data	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$40,544	$35,978
Short-term investments	-	499
Accounts receivable, net of allowance for doubtful
accounts of $5,879 and $4,799, respectively	83,292	96,986
Current portion of net investment in sales-type leases	7,741	9,915
Inventories	31,092	31,681
Prepaid expenses and other current assets	8,488	7,106
Deferred income taxes	1,000	1,320
Total current assets	172,157	183,485

Property, plant and equipment, net	25,881	26,870
Net investment in sales-type leases	6,172	4,869
Intangible assets, net	52,721	57,311
Goodwill	26,784	26,715
Other long-term assets	7,517	7,050
Total assets	$291,232	$306,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,047	$52,929
Accrued payroll and related expenses	15,923	16,619
Accrued sales and other taxes	6,204	7,709
Product warranty liabilities	6,666	6,597
Restructuring liabilities	8,897	7,724
Accrued other liabilities	21,516	22,866
Deferred revenue	14,212	12,177
Deferred tax liabilities	3,685	4,828
Income taxes payable	7,360	5,201
Total current liabilities	121,510	136,650

Long-term debt	53,327	48,769
Deferred tax liabilities	16,250	15,999
Other liabilities	11,874	11,094
Total liabilities	202,961	212,512
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 54,672,478 and 53,442,799 shares outstanding
at June 30, 2009 and December 31 2008, respectively	58	57
Additional paid-in capital	274,103	272,869
Accumulated deficit	(147,915)	(139,245)
Treasury stock, 3,162,248 shares (at cost) at
June 30, 2009 and December 31, 2008.	(22,749)	(22,749)
Accumulated other comprehensive loss	(15,226)	(17,144)
Total stockholders' equity	88,271	93,788
Total liabilities and stockholders' equity	$291,232	$306,300

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Amounts in thousands, except share and per share data)
Net revenue:
Products	$79,672	$92,774	$137,577	$142,358
Services	27,157	31,406	52,867	52,327
Total net revenue	106,829	124,180	190,444	194,685
Costs of revenue:
Products	50,291	64,653	89,201	97,903
Services	21,703	24,886	41,414	42,498
Amortization of purchased intangible assets	706	1,058	1,381	1,141
Total costs of revenue	72,700	90,597	131,996	141,542
Gross profit	34,129	33,583	58,448	53,143
Operating expenses:
Research and development	10,581	14,892	21,387	21,004
Selling, general and administrative	18,941	24,803	37,520	40,314
Amortization of purchased intangible assets	1,500	1,960	2,929	2,092
Total operating expenses	31,022	41,655	61,836	63,410
Operating income (loss)	3,107	(8,072)	(3,388)	(10,267)
Interest income	52	322	129	1,119
Interest expense	(2,526)	(2,512)	(4,976)	(2,512)
Foreign currency gain (loss)	627	(254)	(70)	(205)
Other income	309	70	321	149
Income (loss) before income taxes and
discontinued operations	1,569	(10,446)	(7,984)	(11,716)
Income tax provision	(311)	(673)	(752)	(10)
Income (loss) before discontinued operations	1,258	(11,119)	(8,736)	(11,726)
Income (loss) from discontinued operations	(3)	224	66	499
Net income (loss)	$1,255	$(10,895)	$(8,670)	$(11,227)

Basic and diluted loss per share:
Income (loss) before discontinued operations	$0.02	$(0.21)	$(0.16)	$(0.22)
Income from discontinued operations	-	0.01	-	0.01
Basic and diluted income (loss) per share	$0.02	$(0.20)	$(0.16)	$(0.21)

Basic weighted average common shares	53,514,573	53,342,947	53,459,082	53,283,760
Diluted weighted average common shares	53,748,345	53,342,947	53,459,082	53,283,760

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008

Cash flows from continuing operations:
Net loss from continuing operations	$(8,736)	$(11,726)
Adjustments to reconcile net loss
from continuing operations to net cash
provided by operating activities:
Depreciation and amortization	4,837	4,917
Amortization of purchased intangibles	4,310	3,233
Interest conversion to debt	3,271	1,500
Amortization of debt issuance costs	64	32
Amortization of discount on notes payable	1,475	915
Amortization of discounts on short-term
investments	-	(58)
Provision (reversal) for doubtful accounts	1,486	(1,000)
Provision for excess and obsolete inventory	1,100	1,289
Provision for warranty and other product charges	2,479	1,840
Deferred income tax benefit (provision)	(575)	4,007
Non-cash share-based compensation	1,131	1,753
Foreign currency gains (losses)	(1,429)	4
Non-cash write-off of intangibles and other assets	1,082	451
Changes in operating assets and
liabilities, net	(3,649)	10,600
Net cash provided by operating activities	6,846	17,757

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,898)	(3,042)
Cash paid for acquisitions including acquisition costs deferred, net of cash acquired	(37)	(114,898)
Software development costs capitalized	(248)	(57)
Purchase of short-term investments	(1,376)	(31,051)
Proceeds from the sale or maturity of
short-term investments	1,875	32,075
Net cash used in investing activities	(3,684)	(116,973)

Cash flows from financing activities:
Borrowings on revolving line of credit	7,800	-
Repayments of bank notes payable and other
debt instruments	(7,985)	(434)
Debt issuance cost	-	(687)
Proceeds from issuance of common stock	90	602
Proceeds from long term debt	-	60,000
Net cash provided by (used in) financing activities	(95)	59,481
Effect of exchange rate changes on cash	1,363	397
Net increase (decrease) in cash flows from
continuing operations	4,430	(39,338)
Net cash provided by operating
activities - discontinued operations	136	288
Cash and cash equivalents, beginning of period	35,978	76,925
Cash and cash equivalents, end of period	$40,544	$37,875

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

 The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of issuance, August 7, 2009, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Impact of Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP 140-4 and 46(R)-8”). FSP 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, Financial Accounting Standards Board (“FASB”) issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of FSP 132(R)-1 on its consolidated financial position, results of operations and cash flows.

On January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141, Business Combinations. SFAS 141R applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141R generally applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is generally effective for years beginning after December 15, 2007. SFAS 157 was effective for the Company on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 on January 1, 2008 with respect to the Company’s financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company adopted the provisions of SFAS 157 with respect to its non-financial assets and non-financial effective January 1, 2009 pursuant to the requirements of FSP 157-2. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 In June 2009, FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (the “Codification”). The Codification establishes only two levels of GAAP, authoritative and non-authoritative. The Codification will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

  In April 2009, FASB issued FSP FAS 107-1, APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of this standard on its consolidated financial position, results of operations and cash flows.

2.  Business Acquisitions

Thales e-Transactions

On April 1, 2008, the Company acquired all of the outstanding shares of Thales E-Transactions SA, Thales E-Transactions GmbH, Thales E-Transactions Ltd, and Thales E-Transactions España, (collectively, “TeT”). The Company acquired the TeT business line to expand its geographic reach in Europe and increase the Company’s size and scale, with the expectation of accelerating product cost reductions by converging towards a single, combined product family.

The consideration paid to acquire TeT was $149.4 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”), which provided funding of $60.0 million.

Cash reconciliation of total purchase price (dollars in thousands):

	Cash paid	Balance Accrued	Cash paid	Cash paid	Cash paid
	Total	as of June 30, 2009	2009	2008	2007
Cash paid to purchase TeT shares, working capital and assumed debt	$133,611	$-	$-	$133,611	$-
Cash paid for transaction costs	3,827	-	37	3,422	368
Cash deposit	10,000	-	-	-	10,000
Preliminary working capital adjustment	2,000	2,000	-	-	-
Subtotal	149,438	2,000	37	137,033	10,368
Cash acquired from TeT	(21,865)	-	-	(21,865)	-
Total cash paid, net of cash acquired	$127,573	$2,000	$37	$115,168	$10,368

As of June 30, 2009, the Company has recorded a preliminary amount of $2.0 million for the working capital adjustment. The working capital adjustment is subject to negotiation, which could result in further changes. None of the goodwill associated with the TeT acquisition is expected to be deductible for tax purposes.

The following represents the Company’s results of operations for the six months ended June 30, 2009, pro forma results for the six months ended June 30, 2008, and gives effect to the TeT acquisition as if the transaction was consummated at the beginning of fiscal year 2008. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net loss includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million for the first quarter of 2008. The unaudited pro forma information is as follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Total net revenue	$190,444	$237,829
Net loss	$(8,670)	$(19,887)
Net loss per share - basic and diluted	$(0.16)	$(0.37)

3.  Intangible Assets and Goodwill

Intangible assets consist of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	Gross Carrying Amount		Accumulated Amortization			Net
	June 30,	December 31,	June 30,	December 31,	June 30,		December 31,
	2009	2008	2009	2008	2009		2008

Capitalized software	$4,947	$4,699	$(3,901)	$(3,597)	$1,046		$1,102
Customer and supplier relationships	55,441	55,517	(7,416)	(4,266)	48,025		51,251
Unpatented technology	3,065	3,039	(2,709)	(1,851)	356		1,188
Trademarks, trade names	3,573	3,562	(1,336)	(930)	2,237		2,632
Service know-how	1,330	1,330	(321)	(255)	1,009		1,075
Other	149	149	(101)	(86)	48		63
	$68,505	$68,296	$(15,784)	$(10,985)	$52,721		$57,311

Amortization expense related to intangible assets used in continuing operations was $4.6 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively. Based on the intangible assets recorded at June 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period is expected to be as follows: $4.3 million for the remainder of 2009, $7.0 million for 2010, $6.5 million for 2011, $6.5 million for 2012 and $5.6 million for 2013.

Activity related to goodwill consisted of the following for the quarter ended June 30, 2009 (dollars in thousands):

June 30, 2009
Balance, beginning of year	$26,715
Additions related to acquisitions	219
Currency translation adjustment	(150)
Balance, end of year	$26,784

4.  Restructuring and Other Charges

2009 Restructuring

During the second quarter of 2009, the Company incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of the Company’s service business in Brazil.
•	Consolidation of the Company’s U.K. operations in the Salisbury facility, which will result in the closing of the Woking facility.
•	Reorganization of the Company’s operations in its Asia-Pacific segment.
•	Reorganization of the Company’s management team in the Company’s offices in Arizona, Mexico and the Caribbean.

As a result of these actions, the Company incurred charges of $1.9 million during the three months ended June 30, 2009. Of the $1.9 million, $1.0 million was recorded in costs of revenue and $0.9 million was recorded in operating expenses. Of the $1.9 million, $1.0 million was recorded in the Americas segment, $0.3 million in the SEMEA segment and $0.6 million in Shared Cost Centers.

The following table summarizes these charges and activities during the three month period ended June 30, 2009 (dollars in thousands):

Severance
Balance at March 31, 2009	$-
Additions	1,905
Cash payments	(360)
Currency translation adjustment	42
Balance at June 30, 2009	$1,587

   The Company expects to pay the amounts accrued in 2009 and to incur additional restructuring charges of approximately $0.4 million. The amounts recorded and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.2 million as part of its restructuring plan.

    Activities related to the TeT acquisition restructuring plan are as follows (dollars in thousands):

Severance
Balance at December 31, 2008	$7,724
Additions	124
Cash payments	(182)
Currency translation adjustment	(356)
Balance at June 30, 2009	$7,310

The Company expects the remaining amounts accrued to be paid in 2009 and early 2010. The restructuring plan and the amounts recorded are subject to change based on the negotiation of severance and other workforce reduction negotiations with employees and related work groups. Accordingly, additional restructuring expense may need to be recorded.

5.  Discontinued Operations

Australian Courier Business

During the fourth quarter of 2008, the Company decided to sell its courier business in Australia (“Australian Courier Business”). As of December 31, 2008, the Australian Courier Business qualified as discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the income from discontinued operations for the three and six months ended June 30, 2009 and 2008 includes direct revenue and direct expenses of this discontinued courier operation within the Company’s Asia-Pacific segment. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenue	$53	$1,244	$555	$2,435
Costs of revenue	50	1,056	482	2,043
Gross profit	3	188	73	392
Selling, general and administrative expenses	(0.4)	(104)	(14)	(178)
Income from discontinued operations	$3	$84	$59	$214

    On March 1, 2009, the Company sold the assets of the Australian Courier Business for $0.3 million. Pursuant to the asset sale agreement, the buyer assumed all of the rights and obligations of the Australian Courier Business. The asset sale agreement contains general warranty and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.

There are no assets or liabilities held for sale at June 30, 2009. Assets and liabilities held for sale included in accounts receivable and accrued other liabilities amounted to $0.4 million and $0.1 million, respectively in the Company’s consolidated balance sheet at December 31, 2008.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008

Lease contracts receivable	$17,714	$18,919
Unearned revenue	(2,328)	(2,899)
Allowance for bad debt	(1,473)	(1,236)
Net investment in sales-type leases	$13,913	$14,784

7.  Inventories

Inventories consist of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Purchased parts	$7,364	$4,039
Work in progress	398	353
Finished goods	23,330	27,289
	$31,092	$31,681

8.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$6,445	$1,704	$6,597	$1,754
Warranty liability assumed on acquisitions	-	5,344	-	5,344
Warranty charges
from normal operations	1,341	1,345	2,479	1,840
Utilization of warranty liability	(1,412)	(1,453)	(2,531)	(1,998)
Currency translation adjustment	292	-	121	-
Balance at end of period	$6,666	$6,940	$6,666	$6,940

Deferred revenue associated with the Company’s extended warranty programs was $4.3 million and $3.3 million as of June 30, 2009 and December 31, 2008, respectively.

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

On January 15, 2008, certain of the Company’s subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions. The Company and certain other subsidiaries are guarantors (together with the Borrowers, the “Obligors”) of the Borrowers’ obligations under the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25.0 million. Under the Loan Agreement, if certain conditions are met, the Borrowers may request an increase in the credit facility to an aggregate total of up to $40.0 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Borrower’s option, at either (i) LIBOR plus 175 basis points or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011.

No amounts were borrowed against the revolving credit facility as of June 30, 2009. The Borrowers had availability of $10.6 million as of June 30, 2009, less the amount of outstanding letters of credit totaling $3.1 million as of June 30, 2009.
Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Obligors from, among other things, incurring certain types of indebtedness (excluding indebtedness secured by certain assets of the Company and its subsidiaries for working capital purposes), making annual capital expenditures in excess of prescribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, failure of any representation made by the Borrowers to be correct in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Obligors, judgments in excess of $2.5 million in the aggregate being rendered against the Obligors, and the incurrence of certain liabilities under the Employee Retirement Income Security Act (“ERISA”) in excess of $1.0 million in the aggregate.

In the event of a default by the Borrowers, the Agent may, at the direction of the lenders, terminate the lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Obligors under the Loan Agreement are secured by inventory and accounts receivable of certain of the Company’s subsidiaries in the U.S. and the U.K. The remaining balance of the Company’s consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company’s obligations as guarantor under the Loan Agreement are unsecured.

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

Long-term debt consists of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Credit Agreement	$60,000	$60,000
Interest conversion to debt	7,884	4,613
Discount on warrants issued to FP II	(17,758)	(17,758)
Amortization of warrant discount	3,201	1,726
Debt assumed on acquisitions	-	185
Other	-	3
	$53,327	$48,769

    On funding of the loan under the Credit Agreement and the closing of the acquisition, FP II was granted a five-year warrant (the “Warrant”) to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached in accordance with Accounting Principles Board No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $3.2 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.

10.  Share Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs of revenue	$54	$38	$123	$2
Research and development	6	51	24	126
Selling, general and administrative	397	746	984	1,625
Total	$457	$835	$1,131	$1,753

As of June 30, 2009, total unrecognized compensation cost, net of forfeiture, related to stock-based options and restricted stock awards was $2.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

Stock Options

At June 30, 2009, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option Award Plans, rather than the straight-line method.

A summary of the Company’s stock option balances at June 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at June 30, 2009	4,744,844	$5.16	7.55	$249

Vested and expected to vest at June 30, 2009	4,523,990	$5.25	7.45	$219

Exercisable at June 30, 2009	2,934,567	$6.33	6.23	$2

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was zero and $0.2 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average risk free interest rate	1.96%	3.04%	1.83%	2.88%
Expected life of the options (in years)	4.91	5.31	5.19	4.71
Expected stock price volatility	73.2%	47.6%	71.2%	47.8%
Expected dividend yield	-	-	-	-

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the six months ended June 30, 2009 and 2008 was $0.66 and $1.90, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding at June 30, 2009 and 2008 was approximately $0.1 million and $0.2 million, respectively. As of June 30, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was $1.2 million, which is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the three months ended June 30, 2009 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value per Share

Balance at December 31, 2008	50,000	4.94
Shares granted	1,119,000	1.19
Shares vested	(70,000)	3.83
Balance at June 30, 2009	1,099,000	1.19

The total fair value of restricted shares vested during the six months ended June 30, 2009 and 2008 was $0.3 million and $0.5 million, respectively.

11. Income Taxes

Income tax expense (benefit) before discontinued operations for federal, state and foreign taxes was $0.3 million and $0.7 million for the three month periods ended June 30, 2009 and 2008, respectively and $0.8 million and less than $0.1 million for the six month periods ended June 30, 2009 and 2008, respectively. The Company’s consolidated effective tax rates for the three month and six month periods ended June 30, 2009 were 19.8% and (9.4%), respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three and six month periods ended June 30, 2009 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of June 30, 2009. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).

The total amount of unrecognized tax benefits at June 30, 2009 is $38.9 million, of which $3.5 million would impact the Company’s effective tax rate were it to be recognized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest and penalties are insignificant at June 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005 and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 Patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. On February 27, 2009, the Court issued an order requiring the plaintiffs to disclose their infringement contentions and produce related documents by June 15, 2009, and requiring the defendants to disclose their invalidity contentions and produce related documents by September 14, 2009. A Markman claim construction hearing is scheduled for July 11, 2011, with trial scheduled to commence on November 7, 2011.

Lisa Shipley v. Hypercom Corporation (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley, a former employee, filed this action in the United States District Court for the Northern District of Georgia on January 30, 2009 against the Company, alleging that the Company violated (i) Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, (ii) the Georgia Wage Payment laws by failing to pay certain sales commissions, and (iii) the Equal Pay Act and Georgia law by paying her lower compensation than the Company paid males who performed the same work. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. The Company denies the allegations and intends to vigorously defend this litigation. On February 23, 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. On June 16, 2009, the Court denied the Company’s Motion to Dismiss for Improper Venue and its Motion to Transfer Venue. On June 30, 2009, the Company filed its answer, generally denying the material allegations of the plaintiff’s complaint.

13. Segment, Geographic, and Customer Information

The Company’s Chief Operating Decision Maker (“CODM”), as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), has been identified as the CEO of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global Shared Cost Centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company operations are managed by Managing Directors for each region that report directly to the CODM. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their respective regions (Americas, NEMEA, SEMEA, and Asia-Pacific).

During the fourth quarter of 2008, the Company initiated new organizational changes and made enhancements to the Company’s internal management reporting and began to report information pertaining to four business segments as follows: (i) Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required in SFAS 131, prior year segment data has been restated below for comparative purposes (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Revenue
Americas	$36,245	$37,604	$61,257	$79,806
NEMEA	25,490	31,227	46,445	33,579
SEMEA	31,540	41,318	59,297	56,100
Asia-Pacific	13,554	14,031	23,445	25,200
	$106,829	$124,180	$190,444	$194,685

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Income
Americas	$5,968	$3,520	$8,270	$11,310
NEMEA	4,627	3,799	7,530	4,763
SEMEA	6,237	5,314	11,491	8,468
Asia-Pacific	3,628	2,347	5,116	4,610
Shared Cost Centers	(17,353)	(23,052)	(35,795)	(39,418)
Total segment income (loss)	$3,107	$(8,072)	$(3,388)	$(10,267)

Interest income	52	322	129	1,119
Interest expense	(2,526)	(2,512)	(4,976)	(2,512)
Foreign currency gain (loss)	627	(254)	(70)	(205)
Other expense	309	70	321	149
Income (loss) before income taxes
and discontinued operations	$1,569	$(10,446)	$(7,984)	$(11,716)

	June 30,	December 31,
	2009	2008
Total Assets
Americas	$56,189	$61,813
NEMEA	105,186	99,909
SEMEA	80,018	79,132
Asia-Pacific	29,558	35,840
Shared Cost Centers	20,282	29,606
	$291,232	$306,300

14. Other Comprehensive Income (loss)

Other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 consists of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$1,255	$(10,895)	$(8,670)	$(11,227)
Foreign currency translation adjustment	5,202	1,499	1,918	1,499
Total comprehensive income (loss)	$6,457	$(9,396)	$(6,752)	$(9,728)

15.  Earnings per Share

Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shares used in basic income (loss) per
share computation (weighted average
common shares outstanding)	53,514,573	53,342,947	53,459,082	53,283,760
Dilutive effect of stock options and
stock awards	233,772	-	-	-
Shares used in diluted income per
share computation	53,748,345	53,342,947	53,459,082	53,283,760

Options, stock awards and warrants that
could potentially dilute income per share
in the future that were not included
in the computation of diluted income per share	16,154,554 (a)	14,905,022 (b)	16,238,507 (b)	14,905,300 (b)

(a)      Outstanding stock options with exercise prices greater than the average market price of the Company’s common stock during the period are excluded from the computation of diluted net income per share of common stock.

(b)  These options, restricted stock awards and warrants were not included in the computation of diluted income (loss) per share because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-looking Statements

This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our contract manufacturing model and the impact on inventories; the timing and success of integration activities related to the TeT acquisition and the expected results and benefits of such transaction; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status and condition of our relationship with third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively manage our exposure to foreign currency exchange rate fluctuations (including through the use of hedging transactions in periods prior to March 2009); our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; our ability to generate the cash required to repay our debt to FP II when due or our ability to refinance all or a portion of such debt at or prior to maturity; our future access to capital on terms that are acceptable to us, and all assumptions related to the foregoing.

Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the SEC, specifically our most recent Annual Report on Form 10-K, as well as our subsequent reports on Forms 10-Q and 8-K, as may be amended from time to time, which identify events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Without limitation of the foregoing, the existence or occurrence of any of the following factors or risks could cause our actual results to differ from those contained in our forward-looking statements:

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

•	the volatility of our financial results and our stock price;

•	the loss of key customers;

•	defects in our products;

•	the accumulation of excess and obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in manufacturing of our third-party manufacturers or suppliers;

•	a disruption, including those caused by changes in component lead-times, in the supply of components to our third-party manufactures by their suppliers;

•	risks associated with our dependence on single-source suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	our transition to a contract manufacturing model;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•
force majeure events, including any such events that may cause interruptions or delays in service from our data center hosting facilities or those of third parties we contract with for such facilities, which could impair the delivery of our services and harm our business;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate technologies or businesses we may acquire in the future;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	the dilution of our stock price caused by the exercise of outstanding warrants and options;

•	our lack of a plan to pay dividends on our common stock in the foreseeable future;

•	the impact of the current global economic downturn on our ability to acquire sufficient capital to support our operations;

•	our ability to repay outstanding debt, including amounts owed to FP II; and

•	our ability to obtain additional financing, if needed, to meet future capital and working capital requirements of our business on satisfactory terms.

    Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of June 30, 2009, there have been no material changes to any of the critical accounting policies contained therein.

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

Net revenue for the six months ended June 30, 2009 was $190.4 million, a 2.2% decrease over the six months ended June 30, 2008. The primarily reason for the decrease was reduced demand and lower foreign currency exchange rates on foreign denominated revenue in Europe, offset by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

Gross profit for the six months ended June 30, 2009 was $58.4 million or 30.7% of revenue, compared to $53.1 million or 27.3% of revenue for the six months ended June 30, 2008. Gross margin, net of amortization of purchased intangible assets, for the six months ended June 30, 2009 includes a 35.2% product gross margin and a 21.7% service gross margin, compared to product and service gross margins of 31.2% and 18.8%, respectively, for the same period in 2008. The increase in product gross margin is due to improved contract manufacturing pricing, a favorable product mix selling higher margin networking and unattended products, as well as lack of transition costs during the six months ended June 30, 2009, compared to the same period in 2008. The increase in service gross margin results primarily from higher margin service revenue in Europe from the TeT acquisition.

Operating expenses, net of amortization of purchased intangible assets, for the six months ended June 30, 2009 were $61.8 million or 32.5% of revenue, compared to $63.4 million or 32.6% of revenue for the same period in 2008. The decrease relates to reduced research and development (“R&D”) costs, variable selling and marketing expenses, as well as lower general and administrative costs due to the exclusion of TeT from our first quarter results in 2008.

While we believe our results for the six months ended June 30, 2009 are the result of challenging global economic conditions, our results for the three months ended June 30, 2009 show that we have strengthened our customer base and improved margins and profitability. Sequential revenue is up across all regions during the three months ended June 30, 2009, compared to the three months ended March 31, 2009. The acceptance of our product lines has been demonstrated by the array of certifications completed this quarter including the recently announced French and German certifications. We expect our fully integrated product family to gain traction in new markets along with our product introduction ramp up in Brazil. We will continue to focus on continued profitability and to finalize the integration of the product platform from the acquisition of the TeT entities.

We expect to continue to see competitive pressures on a global basis as we and our major competitors try to maintain and expand our respective market shares. These pressures will generally serve to decrease average prices for certain products within certain geographies for the foreseeable future. We intend to continue to offset declines in selling prices with further cost reductions in our products and to continue to differentiate our product and total electronic payment solution offerings from that of our competitors. We will continue to effectively manage our balance sheet and leverage our working capital to help meet the objectives of our key initiatives in light of the current global economic environment.

Restructuring

During the second quarter of 2009, we incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of our service business in Brazil.
•	Consolidation of our U.K. operations in our Salisbury facility, which will result in the closing of the Woking facility.
•	Reorganization of our operations in our Asia-Pacific segment.
•	Reorganization of our management team in our offices in Arizona, Mexico and the Caribbean.

As a result of these actions, we incurred charges of $1.9 million during the three months ended June 30, 2009. Of the $1.9 million, $1.0 million was recorded in costs of revenue and $0.9 million was recorded in operating expenses. Of the $1.9 million, $1.0 million was reported in the Americas segment, $0.3 million in the SEMEA segment and $0.6 million in Shared Cost Centers.

The following table summarizes these charges and activities during the three month period ended June 30, 2009 (dollars in thousands):

Severance
Balance at March 31, 2009	$-
Additions	1,905
Cash payments	(360)
Currency translation adjustment	42
Balance at June 30, 2009	$1,587

   We expect to pay the amounts accrued in 2009 and to incur additional restructuring charges of approximately $0.4 million. The amounts recorded and the additional restructuring charges we expect to incur are subject to change based on the negotiation of severance with employees and related work groups.

Result of Operations

In addition to the general information set forth in the following table, tabular and narrative segment specific information is presented under the heading “Segment Information” below.

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change
(Amounts in thousands)
Net revenue:
Product	$79,672	74.6%	$92,774	74.7%	$(13,102)
Service	27,157	25.4%	31,406	25.3%	(4,249)
Total net revenue	106,829	100.0%	124,180	100.0%	(17,351)
Costs of revenue:
Product	50,291	63.1%	64,653	69.7%	(14,362)
Service	21,703	79.9%	24,886	79.2%	(3,183)
Amortization of purchased intangible assets	706	0.7%	1,058	0.9%	(352)
Total costs of revenue	72,700	68.1%	90,597	73.0%	(17,897)
Gross profit:
Product	29,381	36.9%	28,121	30.3%	1,260
Service	5,454	20.1%	6,520	20.8%	(1,066)
Amortization of purchased intangible assets	(706)	-0.7%	(1,058)	-0.9%	352
Total gross profit	34,129	31.9%	33,583	27.0%	546
Operating expenses:
Research and development	10,581	9.9%	14,892	12.0%	(4,311)
Selling, general and administrative	18,941	17.7%	24,803	20.0%	(5,862)
Amortization of purchased intangible assets	1,500	1.4%	1,960	1.6%	(460)
Total operating expenses	31,022	29.0%	41,655	33.5%	(10,633)
Operating income (loss)	3,107	2.9%	(8,072)	-6.5%	11,179
Interest income	52	0.0%	322	0.3%	(270)
Interest expense	(2,526)	-2.4%	(2,512)	-2.0%	(14)
Foreign currency gain (loss)	627	0.6%	(254)	-0.2%	881
Other income	309	0.3%	70	0.1%	239
Non-operating expense, net	(1,538)	-1.4%	(2,374)	-1.9%	836
Income (loss) before income taxes and
discontinued operations	1,569	1.5%	(10,446)	-8.4%	12,015
Income tax provision	(311)	-0.3%	(673)	-0.5%	362
Income (loss) before discontinued operations	1,258	1.2%	(11,119)	-9.0%	12,377
Income (loss) from discontinued operations	(3)	0.0%	224	0.2%	(227)
Net income (loss)	$1,255	1.2%	$(10,895)	-8.8%	$12,150

Basic and diluted income (loss) per share	$0.02		$(0.20)

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Dollar Change
(Amounts in thousands)
Net revenue:
Product	$137,577	72.2%	$142,358	73.1%	$(4,781)
Service	52,867	27.8%	52,327	26.9%	540
Total net revenue	190,444	100.0%	194,685	100.0%	(4,241)
Costs of revenue:
Product	89,201	64.8%	97,903	68.8%	(8,702)
Service	41,414	78.3%	42,498	81.2%	(1,084)
Amortization of purchased intangible assets	1,381	0.7%	1,141	0.6%	240
Total costs of revenue	131,996	69.3%	141,542	72.7%	(9,546)
Gross profit:
Product	48,376	35.2%	44,455	31.2%	3,921
Service	11,453	21.7%	9,829	18.8%	1,624
Amortization of purchased intangible assets	(1,381)	-0.7%	(1,141)	-0.6%	(240)
Total gross profit	58,448	30.7%	53,143	27.3%	5,305
Operating expenses:
Research and development	21,387	11.2%	21,004	10.8%	383
Selling, general and administrative	37,520	19.7%	40,314	20.7%	(2,794)
Amortization of purchased intangible assets	2,929	1.5%	2,092	1.1%	837
Total operating expenses	61,836	32.5%	63,410	32.6%	(1,574)
Operating loss	(3,388)	-1.8%	(10,267)	-5.3%	6,879
Interest income	129	0.1%	1,119	0.6%	(990)
Interest expense	(4,976)	-2.6%	(2,512)	-1.3%	(2,464)
Foreign currency loss	(70)	0.0%	(205)	-0.1%	135
Other income	321	0.2%	149	0.1%	172
Non-operating expense, net	(4,596)	-2.4%	(1,449)	-0.7%	(3,147)
Loss before income taxes and
discontinued operations	(7,984)	-4.2%	(11,716)	-6.0%	3,732
Income tax provision	(752)	-0.4%	(10)	0.0%	(742)
Loss before discontinued operations	(8,736)	-4.6%	(11,726)	-6.0%	2,990
Income from discontinued operations	66	0.0%	499	0.3%	(433)
Net loss	$(8,670)	-4.6%	$(11,227)	-5.8%	$2,557

Basic and diluted loss per share	$(0.16)		$(0.21)

Net Revenue. Net revenue for the three months ended June 30, 2009 was $106.8 million, a $17.4 million or 14.0% decrease, compared to net revenue of $124.2 million for the three months ended June 30, 2008. This decrease was comprised of a decrease of $13.1 million or 14.1% in product revenue and a decrease of $4.3 million or 13.5% in service revenue. Net revenue for the six months ended June 30, 2009 was $190.4 million, a $4.2 million or 2.2% decrease, compared to net revenue for the six months ended June 30, 2008 of $194.7 million. This decrease was comprised of a decrease of $4.8 million or 3.4% in product revenue and an increase of $0.5 million or 1.0% in service revenue.

Product Revenue. Product revenue decreased by $13.1 million to $79.7 million for the three months ended June 30, 2009, compared to $92.8 million for the three months ended June 30, 2008. The decrease is primarily due to adverse economic conditions and lower foreign currency exchange rates on foreign denominated revenue in Europe, which was offset by $3.0 million of product sales in Brazil.

Product revenue decreased by $4.8 million to $137.6 million for the six months ended June 30, 2009, compared to $142.4 million for the six months ended June 30, 2008. The decrease is primarily a result of a decline in countertop and pinpad revenue, which was principally due to the retail slowdown in the U.S. and in Europe. This was offset by sales of $3.0 million of new product sales in Brazil.

Service Revenue. Service revenue decreased by $4.3 million to $27.2 million for the three months ended June 30, 2009, compared to $31.4 million for the three months ended June 30, 2008. This was principally due to lower foreign currency exchange rates on foreign denominated revenue in Europe, South America and Australia.

    Due to the current global economic uncertainties, along with challenges in the banking industry and fluctuations in foreign currency exchange rates, we continue to have limited visibility to project our revenue going forward and, although product and service revenues were up sequentially for the three months ended June 30, 2009, we could still see declines in quarter over quarter and year over year product and service revenue comparisons going forward. In addition, we have lost a significant service contract in Brazil that produced $8.0 million of our total net revenue for the six months ended June, 30, 2009 and $9.3 million of total net revenue in the six month period from July 1, 2008 to December 31, 2008.
Costs of Revenue and Gross Profit. Our costs of revenue include the cost of raw materials, manufacturing, supply chain, and service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue increased to 31.9% for the three months ended June 30, 2009 from 27.0% for the three months ended June 30, 2008. Total gross profit as a percent of revenue increased to 30.7% for the six months ended June 30, 2009 from 27.3% for the six months ended June 30, 2008.

    The increase in the margin for both the three and six month periods is primarily due to improvements in our contract manufacturing pricing, higher service margins in the acquired TeT entities, a favorable product mix selling higher margin networking and unattended products. In addition, there were $1.8 million and $2.5 million of transition costs to contract manufacturing during the three and six months ended June 30, 2008, respectively, which did not reoccur during 2009, offset by $1.0 million in restructuring charges in the second quarter of 2009.

Product Gross Profit. Product gross margin, net of amortization of purchased intangible assets, was 36.9% for the three months ended June 30, 2009, compared to 30.3% for the three months ended June 30, 2008. The product gross margin increase is reflective of improvements in our contract manufacturing pricing, and a favorable product mix with higher margin networking and unattended product sales. In addition, there were $1.8 million of transition costs to contract manufacturing during the three months ended June 30, 2008.

Product gross margin, net of amortization of purchased intangible assets, was 35.2% for the six months ended June 30, 2009, compared to 31.2% for the six months ended June 30, 2008. The gross margin improvement is primarily due to improvements in our contract manufacturing pricing, and a favorable product mix with higher margins on the TeT products. There were also $2.5 million of transition costs to contract manufacturing during the six months ended June 30, 2008, which did not reoccur during 2009. This was partially offset by $0.2 million of restructuring charges in the second quarter of 2009.

Service Gross Profit. Service gross margin, net of amortization of purchased intangible assets, was 20.1% for the three months ended June 30, 2009, compared to 20.8% for the three months ended June 30, 2008.

Service gross margin, net of amortization of purchased intangible assets, was 21.7% for the six months ended June 30, 2009, compared to 18.8% for the six months ended June 30, 2008. This increase in margin is primarily due to higher margin revenue from the acquired TeT entities and an increase in the service margins in Brazil, which was partially offset by $0.8 million of restructuring charges in the second quarter of 2009.

Operating Expenses—Research and Development. R&D expenses consist mainly of software and hardware engineering costs and the cost of development personnel. R&D expenses decreased $4.3 million or 29.0% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease is primarily due to lower labor expenses of $1.4 million, lower consulting and certification costs of $2.3 million and an additional $0.4 million of customer funded R&D, which is considered to be a cost recovery of R&D expense.

R&D expenses increased $0.4 million or 1.9% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The net increase is due to additional R&D expenses of $5.6 million incurred during the three months ended March 31, 2009 related to our acquisition of TeT, offset by a decrease due to lower labor expenses of $1.9 million and lower consulting and certification costs of $2.4 million.

Operating Expenses—Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses decreased $5.9 million or 23.6% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This decline represents a decrease in general and administrative costs of $3.2 million due to lower TeT integration costs of $2.3 million and lower bonus and stock based compensation of approximately $1.0 million. Of the $5.9 million dollar decrease in SG&A approximately $0.9 million is due to lower marketing expenses, which in turn are due to lower headcount and decreases in tradeshows and conferences. Approximately $1.8 million of the decrease in SG&A is due to lower selling expenses related to sales commissions, bonuses, and reductions in travel expenses.

SG&A expense, decreased $2.8 million or 6.9% for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. The decrease was caused primarily by a reduction in professional fees related to our acquisition of TeT.

Non-Operating Income. Non-operating income consists of net interest income, foreign currency gains and losses, and other income and losses. For the three and six months ended June 30, 2009 our interest expense net of interest income was $2.5 million and $4.8 million, respectively, as compared to $2.2 million and $1.4 million for the same periods, respectively, in the prior year. The increase in interest expense is primarily due to the debt related to the TeT acquisition. The increase in foreign currency income is primarily due to the decision to indefinitely suspend hedging activities related to translational and transactional currencies during the three months ended June 30, 2009. The suspension is due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables and the potential inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2009.

Income Tax Provision. Income tax expense before discontinued operations for federal, state and foreign taxes was $0.3 million for the three months ended June 30, 2009, compared to $0.7 million for the three months ended June 30, 2008.

Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. We do not believe the consolidated effective tax rate for the three months ended June 30, 2009 is a meaningful measure of our effective tax rate due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.

As of June 30, 2009, we continue to provide a valuation reserve against substantially all deferred tax asset balances as of June 30, 2009. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the U.S. and other jurisdictions become sustainable at a level that meets the recoverability criteria under SFAS 109.

Income from Discontinued Operations. During the three months ended June 30, 2009 and 2008, we recorded income from discontinued operations of less than $0.1 million and $0.2 million, respectively, related to our U.K. leasing operations and our discontinuance of the Australian Courier Business.

Segment Information

During the fourth quarter of 2008, we initiated organizational changes, which included enhancements to our internal management reporting. As a result we began reporting information pertaining to the following four business segments: (i) Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary,  the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required by SFAS 131, prior year segment data has been restated for comparative purposes.

The following table sets forth the revenues and operating results by business segment for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
		% of		% of	Dollar
	2009	Revenue	2008	Revenue	Change
Net revenue:
Americas	$36,245	33.9%	$37,604	30.3%	$(1,359)
NEMEA	25,490	23.9%	31,227	25.1%	$(5,737)
SEMEA	31,540	29.5%	41,318	33.3%	$(9,778)
Asia-Pacific	13,554	12.7%	14,031	11.3%	$(477)

Total net revenue	$106,829	100.0%	$124,180	100.0%	$(17,351)

Operating income (loss):
Americas	$5,968	5.6%	$3,520	2.8%	2,448
NEMEA	4,627	4.3%	3,799	3.1%	828
SEMEA	6,237	5.8%	5,314	4.3%	923
Asia-Pacific	3,628	3.4%	2,347	1.9%	1,281
Shared Cost Centers	(17,353)	-16.2%	(23,052)	-18.6%	5,699

Total operating income (loss)	$3,107	2.9%	$(8,072)	-6.5%	$11,179

	Six Months Ended June 30,
		% of		% of	Dollar
	2009	Revenue	2008	Revenue	Change
Net revenue:
Americas	$61,257	32.2%	$79,806	41.0%	$(18,549)
NEMEA	46,445	24.4%	33,579	17.2%	$12,866
SEMEA	59,297	31.1%	56,100	28.8%	$3,197
Asia-Pacific	23,445	12.3%	25,200	12.9%	$(1,755)

Total net revenue	$190,444	100.0%	$194,685	100.0%	$(4,241)

Operating income (loss):
Americas	$8,270	4.3%	$11,310	5.8%	(3,040)
NEMEA	7,530	4.0%	4,763	2.4%	2,767
SEMEA	11,491	6.0%	8,468	4.3%	3,023
Asia-Pacific	5,116	2.7%	4,610	2.4%	506
Shared Cost Centers	(35,795)	-18.8%	(39,418)	-20.2%	3,623

Total operating loss	$(3,388)	-1.8%	$(10,267)	-5.3%	$6,879

Net Revenue. Net revenue for the Americas segment decreased 3.6% and 23.2% for the three and six month periods ended June 30, 2009, respectively, from the same periods in 2008, principally as a result of decreases in countertop, multilane and pinpad sales in North America, which was a result of the retail slowdown in the U.S. and the weak global economic environment. Other factors contributing to the decrease in net revenue in the Americas segment include a $1.4 million decrease in mobile sales in Mexico during the six month period ended June 30, 2009, primarily due to lower customer demand. The decrease in net revenue for the Americas segment was partially offset by new Brazil product sales. Service revenue also decreased in the Americas segment due to lower volumes of service revenue and lower foreign currency exchange rates in Mexico and Brazil.

Net revenue for the NEMEA segment decreased 18.4% for the three month period ended June 30, 2009 from the same period in 2008, principally as a result of decreases in foreign exchange rates in Europe and declines in pinpad and Artema sales in Germany, Austria and Switzerland due to the weak global economic environment. Net revenue for the NEMEA segment increased 38.0% for the six month period ended June 30, 2009 from the same period in 2008, principally as a result of the acquisition of TeT.

Net revenue for the SEMEA segment decreased 23.7% for the three month period ended June 30, 2009 from the same period in 2008, principally as a result of decreases in foreign exchange rates in Europe and decreased customer demand in Spain due to the weak global economic environment. Net revenue for the SEMEA segment increased 5.7% for the six month period ended June 30, 2009 from the same period in 2008, principally as a result of the acquisition of TeT.

Net revenue for the Asia-Pacific segment decreased 3.4% and 7.0% for the three and six month periods ended June 30, 2009, respectively, from the same periods in 2008, principally due to decreases in sales of countertop products due to the weak global economic environment.

Operating Income. Operating income in the Americas segment increased 69.5% for the three month period ended June 30, 2009 from the same period in 2008, principally as a result of increased gross margin due to the sales mix as well as bad debt recoveries primarily in North America. Operating income in the Americas segment decreased 26.8% for the six month period ended June 30, 2009 from the same period in 2008, principally as a result of the decrease in sales.

Operating income in the NEMEA segment increased 21.8% and 58.1% and in the SEMEA segment increased 17.4% and 35.7%, respectively, for the three and six month periods ended June 30, 2009 from the same period in 2008, principally due to increased gross profit resulting from the sales mix and the TeT acquisition.

Operating income in the Asia-Pacific segment increased 54.6% and 10.8% for the three and six month periods ended June 30, 2009, respectively, from the same periods in 2008, principally due to increased sales of network equipment.

    Shared Cost Centers expenses decreased 24.7% and 9.2% for the three and six months periods ended June 30, 2009, respectively, from the same periods in 2008. Such decrease was principally as a result of lower global R&D activity and reduced global supply chain costs as a result of moving internal production to contract manufacturing. This was partially offset by the fact that expenses associated with the TeT acquisition were not included in the first quarter of 2008. General and administrative expenses decreased principally due to the acquisition costs incurred in the first quarter of 2008 and lower amortization expense in 2009 as a result of an impairment of intangible assets of $8.8 million during the fourth quarter of 2008.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility or other debt facilities.

Cash Flows. Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the six months ended June 30, 2009 was $6.8 million, compared to cash provided by operations of $17.8 million for the six months ended June 30, 2008. The principal reason for the decline in cash provided by operations is the payments made on accounts payable and other liabilities during 2009, compared to the same time period in 2008.

Cash used in investing activities was $3.4 million for the six months ended June 30, 2009, compared to $117.0 million for the six months ended June 30, 2008. Cash used in investing for the six months ended June 30, 2009 consisted principally of purchases of property, plant and equipment of $3.9 million. Cash used in investing for the six months ended June 30, 2008 consisted principally of cash paid for the TeT acquisition of $114.9 million and purchases of property and equipment of $3.0 million.

Financing cash flows for the six months ended June 30, 2009 consist principally of cash received from borrowings and repayment of our revolving credit facility, the issuance of common stock due to the exercise of employee stock options, and cash used to repay debt.

We believe that our cash reserves, available financing and operating cash flows, as well as certain investing and financing cash outlays, will be sufficient to fund our projected liquidity and capital resource requirements through 2009. However, should operating results be unfavorable, we may need to obtain additional capital sources to meet our short-term liquidity and capital resource requirements.

Liquidity and Capital Resources. At June 30, 2009, cash and cash equivalents and short-term investments were $40.5 million and zero, respectively, compared to $36.0 million and $0.5 million, respectively, at December 31, 2008. Working capital increased $3.8 million from $46.8 million at December 31, 2008 to $50.6 million at June 30, 2009. We had availability of $10.6 million under our revolving credit facility as of June, 30, 2009, which is decreased by outstanding letters of credit totaling $3.1 million as of June 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2009, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We have no short-term investments at June 30, 2009.

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

A substantial portion of our revenue and capital spending is transacted in either U.S. dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. In March 2009, we suspended hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2009. Prior to our decision to suspend hedging in March 2009, we hedged the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. We also entered into hedge contracts to mitigate certain significant transactional exposures. Financial hedging instruments were limited by our previous policy regarding foreign currency forward or option contracts and foreign currency debt. At June 30, 2009, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at June 30, 2009. However, as of June 30, 2009, we have $3.1 million outstanding against the line of credit to cover various letters of credit guarantees at an interest rate of 3.25%.

During the normal course of business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and fluctuations in foreign currency exchange rates, as we discuss in this Item 3, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) designed to ensure information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported timely as specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley, a former employee, filed this action against us in the United States District Court for the Northern District of Georgia on January 30, 2009, alleging that we violated (i) Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, (ii) the Georgia Wage Payment laws by failing to pay certain sales commissions, and (iii) the Equal Pay Act and Georgia law by paying her lower compensation than we paid males who performed the same work. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. We deny the allegations and intend to vigorously defend this litigation. On February 23, 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. On June 16, 2009, the Court denied our Motion to Dismiss for Improper Venue and our Motion to Transfer Venue. On June 30, 2009, we filed our answer, generally denying the material allegations of the plaintiff’s complaint.

Item 1A.  Risk Factors.

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10Q, including the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, have not materially changed.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 25, 2009, we held our Annual Meeting of Stockholders at which our stockholders elected four Class II Directors for a term of two years. All nominees for election as Class II Directors were unopposed and elected as follows:

Election of Directors

Nominee	For	Withheld	Abstentions	Broker Non-Votes
Johann J. Dreyer	32,054,250	12,159,602	—	—
Keith B. Geeslin	32,385,321	11,828,531	—	—
Ian K. Marsh	31,608,251	12,605,601	—	—
Phillip J. Riese	28,766,559	15,447,293	—	—

As Class I directors, Daniel D. Diethelm, Norman Stout and Philippe Tartavull, continued to serve after our 2009 Annual Meeting of Stockholders. Their terms will expire at the 2010 Annual Meeting of Stockholders.

    In addition, our stockholders ratified the selection of Ernst & Young as our independent auditor for the fiscal year ending December 31, 2009. The results were as follows:

Ratification of Ernst & Young as independent auditor for 2009

For	Against	Abstain	Broker Non-Votes
43,380,309	825,626	7,917	—

Item 5.  Other Events.

Henry Gaillard Amended Employment Agreement

On July 2, 2009, our subsidiary, Hypercom France SARL, a company organized under the laws of France (“Hypercom France”), entered into an amended and restated employment agreement with Henry Gaillard for the position of Senior Vice President, Global Operations of Hypercom (the “Amended Employment Agreement”). The Amended Employment Agreement replaces and supersedes a prior employment agreement entered into on March 31, 2008 by and between Mr. Gaillard and Thales e-Transactions SA, which was purchased by Hypercom France as part of our acquisition of the Thales e-Transactions entities. The Amended Employment Agreement has an effective date of December 19, 2008 and Mr. Gaillard’s employment with Hypercom France, effective April 1, 2008, will continue until terminated pursuant to the terms of the Amended Employment Agreement.

Under the Amended Employment Agreement, Mr. Gaillard receives an annualized base salary of EUR 220,000 (or approximately US$308,000 based on the exchange rate as of July 2, 2009). He is also eligible for an annual bonus equal to up to 50% of his annual base salary based on achievement of pre-determined annual performance goals. Mr. Galliard also is eligible to participate in Hypercom’s benefit plans that are available to all of our employees based in France. In addition, Mr. Gaillard will be provided a leased company car during the term of his employment with Hypercom France. Pursuant to the Amended Employment Agreement, Mr. Gaillard is bound by certain customary confidentiality, non-competition and non-solicitation provisions.

    We or Mr. Gaillard may terminate the employment relationship at any time, in accordance with applicable legal and conventional provisions, subject to a notice period of three months, except in the event of gross or willful misconduct. Upon termination, we may make a payment of Mr. Gaillard’s salary in lieu of the above notice entitlement. If either party serves the required termination notice on the other party, we may require Mr. Gaillard to take “garden leave” for all or part of the remaining period of his employment, during which such time he will continue to receive full salary and benefits.

In the event of: (i) a termination of Mr. Gaillard by Hypercom France, except for gross or willful misconduct; or (ii) a “change of control” (as defined in the Amended Employment Agreement) that occurs within 24 months of his employment date that results in Mr. Gaillard no longer being employed by Hypercom France at a level of responsibility or a level of remuneration at least commensurate with his existing level of responsibility and remuneration immediately prior to the change of control (provided Mr. Gaillard elects in a written notice to us within six months of a change of control to treat his employment as being terminated as a result, with the termination being effective as of the date of the written notice), then we will pay Mr. Gaillard as compensation an amount equal to six months of the average base salary that he has have received during the 12 months prior to the notification of his dismissal, plus an amount equal to any unused, earned vacation days. He may also receive any legal or conventional indemnity that he is entitled to receive in case of a breach of the Amended Employment Agreement.

The forgoing description of the Amended Employment Agreement is qualified in its entirety by reference to the complete terms and conditions of the Amended Employment Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3 and is incorporated by reference herein.

Shawn Rathje Change of Control Agreement

On August 6, 2009, we entered into a change of control letter agreement with Shawn Rathje, our Chief Accounting Officer and Controller (the “Change of Control Agreement”). Pursuant to the Change of Control Agreement, if (i) a “Change of Control” (as defined therein) occurs within 18 months of the effective date of the Change of Control Agreement, August 6, 2009; and (ii) Mr. Rathje is terminated without cause or resigns for good reason within 12 months following such a Change of Control (and provided that all other terms and conditions of the Change of Control Agreement have been met), Mr. Rathje will be entitled to receive: (a) an amount equal to six (6) months of his base salary at the rate then in effect, which amount will be paid in the form of salary continuation in accordance with Hypercom’s usual bi-weekly payroll cycle; and (b) immediate vesting of all of his shares of restricted stock and all of his options to purchase Hypercom’s common stock, and such options will remain exercisable until the expiration date of their original terms. Pursuant to the Change of Control Agreement, Mr. Rathje is bound by certain customary confidentiality, non-competition and non-solicitation provisions.

The forgoing description of the Change of Control Agreement is qualified in its entirety by reference to the complete terms and conditions of the Change of Control Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated by reference herein.
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
4.1
Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.2
Registration Rights Agreement, dated as of April 1, 2008, by and between Hypercom Corporation and FP Hypercom Holdco, LLC (incorporated by reference to Exhibit 4.2 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.1
Amendment No. 2 to Employment Agreement, dated April 29, 2009, by and between Hypercom Corporation and Norman Stout (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 30, 2009)

10.2
Separation Agreement and General Release, dated May 19, 2009, by and between Hypercom Corporation and Robert M. Vreeland (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on May 22, 2009)

10.3	Employment Contract, dated July 2, 2009, by and between Hypercom France SARL and Henry Gaillard *
10.4	Change of Control Agreement, dated August 6, 2009, by and between Hypercom Corporation and Shawn Rathje *
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERCOM CORPORATION

Date: August 7, 2009	By: /s/ Philippe Tartavull
Philippe Tartavull

Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: August 7, 2009	By: /s/ Thomas B. Sabol
Thomas B. Sabol

Chief Financial Officer (principal financial officer)

Date: August 7, 2009	By: /s/ Shawn C. Rathje
Shawn C. Rathje

Chief Accounting Officer and Controller (principal accounting officer)