Form 10-Q
period 2009-09-30
HYPERCOM CORP
filed 2009-11-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2009
Common Stock, $.001 par value per share	54,672,478 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
Amounts in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$51,202	$35,978
Short-term investments	-	499
Accounts receivable, net of allowance for doubtful
accounts of $5,258 and $4,799, respectively	83,624	96,986
Current portion of net investment in sales-type leases	7,168	9,915
Inventories	29,285	31,681
Prepaid expenses and other current assets	7,964	7,106
Deferred income taxes	1,344	1,320
Total current assets	180,587	183,485

Property, plant and equipment, net	27,211	26,870
Net investment in sales-type leases	6,036	4,869
Intangible assets, net	52,223	57,311
Goodwill	28,036	26,715
Other long-term assets	8,186	7,050
Total assets	$302,279	$306,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,206	$52,929
Accrued payroll and related expenses	16,644	16,619
Accrued sales and other taxes	6,123	7,709
Product warranty liabilities	6,309	6,597
Restructuring liabilities	8,798	7,724
Accrued other liabilities	24,789	22,866
Deferred revenue	13,369	12,177
Deferred tax liabilities	3,165	4,828
Income taxes payable	7,248	5,201
Current portion of long-term debt	126,651	136,650
Total current liabilities

Long-term debt	55,874	48,769
Deferred tax liabilities	16,788	15,999
Other liabilities	10,888	11,094
Total liabilities	210,201	212,512
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 54,672,478 and 53,442,799 shares outstanding
at September 30, 2009 and December 31 2008, respectively	58	57
Additional paid-in capital	274,649	272,869
Accumulated deficit	(146,737)	(139,245)
Treasury stock, 3,162,248 shares (at cost) at
September 30, 2009 and December 31, 2008	(22,749)	(22,749)
Accumulated other comprehensive loss	(13,143)	(17,144)
Total stockholders' equity	92,078	93,788
Total liabilities and stockholders' equity	$302,279	$306,300

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Amounts in thousands, except share and per share data)
Net revenue:
Products	$76,558	$86,992	$213,585	$229,350
Services	25,857	34,068	79,274	86,395
Total net revenue	102,415	121,060	292,859	315,745
Costs of revenue:
Products	49,370	56,495	138,571	154,398
Services	18,499	24,652	59,913	67,150
Amortization of purchased intangible assets	760	1,025	2,141	2,166
Total costs of revenue	68,629	82,172	200,625	223,714
Gross profit	33,786	38,888	92,234	92,031
Operating expenses:
Research and development	10,853	13,637	32,240	34,641
Selling, general and administrative	18,254	19,967	55,774	60,281
Amortization of purchased intangible assets	1,580	1,898	4,509	3,990
Total operating expenses	30,687	35,502	92,523	98,912
Operating income (loss)	3,099	3,386	(289)	(6,881)
Interest income	61	248	190	1,367
Interest expense	(2,643)	(1,951)	(7,619)	(4,463)
Foreign currency loss	(128)	(45)	(198)	(250)
Other income	35	6	356	155
Income (loss) before income taxes and
discontinued operations	424	1,644	(7,560)	(10,072)
Income tax benefit (provision)	728	(749)	(24)	(759)
Income (loss) before discontinued operations	1,152	895	(7,584)	(10,831)
Income (loss) from discontinued operations	26	(270)	92	229
Net income (loss)	$1,178	$625	$(7,492)	$(10,602)

Basic and diluted loss per share:
Income (loss) before discontinued operations	$0.02	$0.02	$(0.14)	$(0.20)
Income (loss) from discontinued operations	-	(0.01)	-	-
Basic and diluted income (loss) per share	$0.02	$0.01	$(0.14)	$(0.20)

Basic weighted average common shares	53,573,480	53,352,596	53,497,633	53,306,873
Diluted weighted average common shares	54,345,929	53,418,622	53,497,633	53,306,873

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008

Cash flows from continuing operations:
Net loss from continuing operations	$(7,584)	$(10,831)
Adjustments to reconcile net loss
from continuing operations to net cash
provided by operating activities:
Depreciation and amortization	7,332	7,140
Amortization of purchased intangibles	6,650	6,156
Interest conversion to debt	4,968	3,038
Amortization of debt issuance costs	96	64
Amortization of discount on notes payable	2,323	1,090
Amortization of discounts on short-term
investments	-	(61)
Provision (reversal) for doubtful accounts	930	(651)
Provision for excess and obsolete inventory	2,193	2,431
Provision for warranty and other product charges	2,865	3,192
Deferred income tax benefit (provision)	(899)	761
Non-cash share-based compensation	1,634	2,681
Foreign currency gains (losses)	(1,719)	615
Non-cash write-off of intangibles and other assets	578	606
Changes in operating assets and
liabilities, net	(2,190)	(2,668)
Net cash provided by operating activities	17,177	13,563

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,652)	(6,209)
Cash paid for acquisitions including acquisition costs deferred, net of cash acquired	(37)	(115,168)
Software development costs capitalized	(250)	(57)
Purchase of short-term investments	(1,376)	(37,375)
Proceeds from the sale or maturity of
short-term investments	1,875	41,925
Net cash used in investing activities	(4,440)	(116,884)

Cash flows from financing activities:
Borrowings on revolving line of credit	7,800	-
Repayments of bank notes payable and other
debt instruments	(7,985)	(434)
Debt issuance cost	-	(687)
Proceeds from issuance of common stock	131	639
Proceeds from long term debt	-	60,000
Net cash provided by (used in) financing activities	(54)	59,518
Effect of exchange rate changes on cash	2,315	(2,405)
Net increase (decrease) in cash flows from
continuing operations	14,998	(46,208)
Net cash provided by operating
activities - discontinued operations	226	394
Cash and cash equivalents, beginning of period	35,978	76,925
Cash and cash equivalents, end of period	$51,202	$31,111

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

The Company has evaluated subsequent events through the date of issuance, November 9, 2009, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Impact of Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard regarding the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The implementation of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted a new accounting standard that requires additional disclosures about transfers of financial assets and involvement with variable interest entities. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, Financial Accounting Standards Board (“FASB”) issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The standard is effective for fiscal years ending after December 15, 2009. The Company is currently assessing the impact of this standard on its consolidated financial position, results of operations and cash flows.

On January 1, 2009, the Company adopted a new accounting standard regarding business combinations that apply to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. The standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date measured at their fair value as of that date with limited exceptions specified in the standard. This standard also requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. This standard generally applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted a new standard that requires non-controlling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Assets and liabilities will not change for subsequent purchase or sale transactions with non-controlling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of non-controlling interests are to be recognized as an adjustment to the parent interest’s equity. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued guidance that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This standard is generally effective for years beginning after December 15, 2007. The Company adopted this standard on January 1, 2008 with respect to the Company’s financial assets and liabilities that did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company adopted this standard with respect to its non-financial assets and non-financial effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, FASB issued guidance that requires fair value disclosures in interim and annual financial statements to provide for more timely information about the effects of current market conditions on financial instruments. This standard is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. All the required disclosures are included in Note 4.

In June 2009, the FASB Accounting Standards Codification (the “Codification”) was issued. The Codification is the authoritative source of GAAP recognized by the FASB applied by nongovernmental entities. The Codification is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The Codification did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure requirements for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on the Company’s consolidated financial position, results of operations or cash flows.

2.  Business Acquisitions

Thales e-Transactions

On April 1, 2008, the Company acquired all of the outstanding shares of Thales E-Transactions SA, Thales E-Transactions GmbH, Thales E-Transactions Ltd, and Thales E-Transactions España (collectively, “TeT”). The Company acquired the TeT business line to expand its geographic reach in Europe and increase the Company’s size and scale, with the expectation of accelerating product cost reductions by converging towards a single, combined product family.

The consideration paid to acquire TeT was $149.4 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners II, L.P. (“FP II”), which provided funding of $60.0 million.

Cash reconciliation of total purchase price (amounts in thousands):

	Cash paid	Balance Accrued	Cash paid	Cash paid	Cash paid
	Total	as of September 30, 2009	2009	2008	2007
Cash paid to purchase TeT shares, working capital and assumed debt	$133,611	$-	$-	$133,611	$-
Cash paid for transaction costs	3,827	-	37	3,422	368
Cash deposit	10,000	-	-	-	10,000
Preliminary working capital adjustment	2,000	2,000	-	-	-
Subtotal	149,438	2,000	37	137,033	10,368
Cash acquired from TeT	(21,865)	-	-	(21,865)	-
Total cash paid, net of cash acquired	$127,573	$2,000	$37	$115,168	$10,368

As of September 30, 2009, the Company has recorded a preliminary amount of $2.0 million for the closing net debt true up and the final working capital adjustment related to the TeT acquisition as set forth in the share purchase agreement between Hypercom and Thales SA. Such true up and final working capital adjustment is the subject of ongoing negotiations between the parties, which could result in further changes. None of the goodwill associated with the TeT acquisition is expected to be deductible for tax purposes.

The following represents the Company’s results of operations for the nine months ended September 30, 2009, pro forma results for the nine months ended September 30, 2008, and gives effect to the TeT acquisition as if the transaction was consummated at the beginning of fiscal year 2008. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net loss includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million for the first quarter of 2008. The unaudited pro forma information is as follows (amounts in thousands):

	Nine Months Ended September 30,
	2009	2008
Total net revenue	$292,859	$358,891
Net loss	$(7,492)	$(19,262)
Net loss per share - basic and diluted	$(0.14)	$(0.36)

3.  Intangible Assets and Goodwill

Intangible assets consist of the following at September 30, 2009 and December 31, 2008 (amounts in thousands):

	Gross Carrying Amount		Accumulated Amortization		Net
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Capitalized software	$4,949	$4,699	$(4,062)	$(3,597)	$887	$1,102
Customer and supplier relationships	57,735	55,517	(10,062)	(4,266)	47,673	51,251
Unpatented technology	3,156	3,039	(2,781)	(1,851)	375	1,188
Trademarks, trade names	3,663	3,562	(1,390)	(930)	2,273	2,632
Service know-how	1,330	1,330	(355)	(255)	975	1,075
Other	149	149	(109)	(86)	40	63
	$70,982	$68,296	$(18,759)	$(10,985)	$52,223	$57,311

Amortization expense related to intangible assets used in continuing operations was $7.1 million for the nine months ended September 30, 2009 and 2008. Based on the intangible assets recorded at September 30, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period is expected to be as follows: $2.4 million for the remainder of 2009, $7.0 million for 2010, $6.5 million for 2011, $6.5 million for 2012 and $5.6 million for 2013.

Activity related to goodwill consisted of the following for the quarter ended September 30, 2009 (amounts in thousands):

September 30, 2009
Balance, beginning of year	$26,715
Additions related to acquisitions	219
Currency translation adjustment	1,102
Balance, end of year	$28,036

4.  Restructuring and Other Charges

2009 Restructuring

During the second and third quarter of 2009, the Company incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of the Company’s service business in Brazil;
•	Consolidation of the Company’s U.K. operations in the Salisbury facility, resulting in the closing of the Woking facility;
•	Reorganization of the Company’s operations in Asia-Pacific;
•	Reorganization of the Company’s management team in the Company’s offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of the Company’s research and development team in Spain.

    As a result of these actions, the Company incurred charges of $0.4 million and $2.3 million during the three and nine months ended September 30, 2009. The $0.4 million in the third quarter of 2009 was recorded in operating expenses and included in SEMEA, while, of the $2.3 million year-to-date in 2009, $0.8 million was recorded in costs of revenue and $1.5 million was recorded in operating expenses. Of the $2.3 million, $0.9 million was recorded in the Americas, $0.7 million in SEMEA, $0.4 million in NEMEA, and $0.3 million in Shared Cost Centers. See Note 14 for additional information related to the Company’s business segments.

The following table summarizes these charges and activities during the nine months ended September 30, 2009 (amounts in thousands):
Severance
Balance at December 31, 2008	$-
Additions	2,282
Cash payments	(1,442)
Currency translation adjustment	55
Balance at September 30, 2009	$895

    The Company expects to pay the amounts accrued in 2009. The Company also expects to incur additional restructuring charges of approximately $0.6 million. The amounts recorded and expected additional restructuring charges are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.2 million as part of its restructuring plan.

Activities related to the TeT acquisition restructuring plan are as follows (amounts in thousands):

Severance
Balance at December 31, 2008	$7,724
Additions	124
Cash payments	(329)
Currency translation adjustment	384
Balance at September 30, 2009	$7,903

    The Company expects the remaining amounts accrued to be paid in 2009 and early 2010. The restructuring plan and the amounts recorded are subject to change based on several factors including, but not limited to, the negotiation of severance and other workforce reduction negotiations with employees and related work groups. Accordingly, additional restructuring expense may need to be recorded.

5.  Discontinued Operations

Australian Courier Business

During the fourth quarter of 2008, the Company decided to sell its courier business in Australia (the “Australian Courier Business”). As of December 31, 2008, the Australian Courier Business qualified as discontinued operations. Accordingly, the income from discontinued operations for the three and nine months ended September 30, 2009 and 2008 includes direct revenue and direct expenses. General corporate overhead costs have not been allocated to discontinued business. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows (amounts in thousands):

	Three Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$-	$1,187	$554	$3,623
Costs of revenue	-	997	482	3,039
Gross profit	-	190	72	584
Selling, general and administrative expenses	-	(121)	(14)	(301)
Income from discontinued operations	$-	$69	$58	$283

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

There are no assets or liabilities held for sale at September 30, 2009. Assets and liabilities held for sale included in accounts receivable and accrued other liabilities amounted to $0.4 million and $0.1 million, respectively in the Company’s consolidated balance sheet at December 31, 2008.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30,	December 31,
	2009	2008

Lease contracts receivable	$17,417	$18,919
Unearned revenue	(2,650)	(2,899)
Allowance for bad debt	(1,563)	(1,236)
Net investment in sales-type leases	$13,204	$14,784

7.  Fair Value Measurements

    Effective January 1, 2008, the Company adopted a new FASB standard that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

    The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

    The Company’s assets that were measured at fair value consist of the following at September 30, 2009 (amounts in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$14,507	$-	$-	$14,507
Total assets at fair value	$14,507	$-	$-	$14,507

    The Company’s liabilities are reported at fair value in the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008.

8.  Inventories

Inventories consist of the following at September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30,	December 31,
	2009	2008
Purchased parts	$8,308	$4,039
Work in progress	161	353
Finished goods	20,816	27,289
	$29,285	$31,681

9.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$6,666	$6,940	$6,597	$1,754
Warranty liability assumed on acquisitions	-	-	-	5,344
Warranty charges
from normal operations	386	1,352	2,865	3,192
Utilization of warranty liability	(1,029)	(1,389)	(3,560)	(3,387)
Currency translation adjustment	286	-	407	-
Balance at end of period	$6,309	$6,903	$6,309	$6,903

Deferred revenue associated with the Company’s extended warranty programs was $3.0 million and $3.3 million as of September 30, 2009 and December 31, 2008, respectively.

10.  Long-term Debt

Revolving Credit Facilities

On March 31, 2006, the Company entered into a $5.0 million line of credit agreement with a bank pursuant to which the Company had access to a $5.0 million line of credit. Borrowings under the credit agreement were fully collateralized by short-term investments held in the Company’s investment accounts with the bank. Any borrowings bore interest at a rate set forth in each promissory note issued at the time of the advance. The credit agreement contained customary default provisions and expired as planned on March 31, 2009 with no amounts outstanding.

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

No amounts were borrowed against the revolving credit facility as of September 30, 2009. The Borrowers had availability of $13.2 million as of September 30, 2009, less the amount of outstanding letters of credit totaling $3.1 million as of September 30, 2009.

Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Obligors from, among other things, incurring certain types of indebtedness (excluding indebtedness secured by certain assets of the Company and its subsidiaries in an aggregate amount not to exceed $50.0 million for working capital purposes), making annual capital expenditures in excess of prescribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, failure of any representation made by the Borrowers to be correct in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Obligors, judgments in excess of $2.5 million in the aggregate being rendered against the Obligors, and the incurrence of certain liabilities under the Employee Retirement Income Security Act (“ERISA”) in excess of $1.0 million in the aggregate.

In the event of a default by the Borrowers, the Agent may, at the direction of the lenders, terminate the lenders’ commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Obligors under the Loan Agreement are secured by certain Company subsidiaries’ inventory and accounts receivable in the U.S. and the U.K. The remaining balance of the Company’s consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company’s obligations as guarantor under the Loan Agreement are unsecured.

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into the Credit Agreement with FP II. See Note 2 for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity on April 1, 2012. The Company can voluntarily make prepayments in increments of $5.0 million without premium or penalty.

Long-term debt consists of the following at September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30,	December 31,
	2009	2008
Credit Agreement	$60,000	$60,000
Interest conversion to debt	9,581	4,613
Discount on warrants issued to FP II	(17,758)	(17,758)
Amortization of warrant discount	4,049	1,726
Debt assumed on acquisitions	-	185
Other	2	3
	$55,874	$48,769

On funding of the loan under the Credit Agreement and the closing of the TeT acquisition, FP II was granted a five-year warrant (the “Warrant”) to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The Warrant valuation date was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $2.3 million and $1.1 for the nine months ended September 30, 2009 and 2008, respectively.

11.  Share Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Costs of revenue	$40	$69	$163	$71
Research and development	24	36	48	162
Selling, general and administrative	440	823	1,423	2,448
Total	$504	$928	$1,634	$2,681

As of September 30, 2009, total unrecognized compensation cost, net of forfeiture, related to stock-based options and restricted stock awards was $2.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

Stock Options

At September 30, 2009, the Company had four active share-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost using the accelerated method over the requisite service period.

A summary of the Company’s stock option balances at September 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at September 30, 2009	4,555,361	$5.03	7.39	$1,314

Vested and expected to vest at September 30, 2009	4,359,232	$5.12	7.29	$1,154

Exercisable at September 30, 2009	2,947,745	$6.10	6.20	$803

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was zero and $0.2 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average risk free interest rate	0.00%	3.14%	1.83%	2.88%
Expected life of the options (in years)	0	5.51	5.19	4.72
Expected stock price volatility	0.0%	48.5%	71.2%	47.8%
Expected dividend yield	-	-	-	-

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the nine months ended September 30, 2009 and 2008 was $0.66 and $1.90, respectively.

There were no stock options granted in the three months ended September 30, 2009 and 505,000 during the nine months ended September 30, 2009.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding at September 30, 2009 and 2008 was approximately $0.2 million and $0.3 million, respectively. As of September 30, 2009, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was $1.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the three months ended September 30, 2009 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2008	50,000	4.94
Shares granted	1,129,000	1.20
Shares vested	(70,000)	3.83
Balance at September 30, 2009	1,109,000	1.20

The total fair value of restricted shares granted during the nine months ended September 30, 2009 and 2008 was $1.4 million and $0.3 million, respectively.

12.  Income Taxes

Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $0.7 million and $(0.7) million for the three months ended September 30, 2009 and 2008, respectively and less than $(0.1) million and $(0.8) million for the nine months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2009 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of September 30, 2009. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria established under FASB.

The total amount of unrecognized tax benefits at September 30, 2009 was $38.9 million, of which $3.5 million would impact the Company’s effective tax rate were it to be recognized.

            The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses. Accrued interest and penalties are insignificant at September 30, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

13.  Commitments and Contingencies

Litigation

    The Company is currently a party to various legal proceedings, including those noted below. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on the Company’s consolidated results of operations or financial position in the period in which the ruling occurs or in future periods.

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

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. (“CardSoft”) filed this action on March 6, 2008 in the United States District Court for the Eastern District of Texas against the Company and others, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005 and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications”, issued on November 27, 2007, which is a continuation of the ‘945 Patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer to the complaint in this action, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company has also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. The parties have exchanged their respective infringement contentions and invalidity contentions, and produced related documents. A Markman claim construction hearing is scheduled for July 11, 2011, with trial scheduled to commence on November 7, 2011.

Lisa Shipley v. Hypercom Corporation (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley, a former employee, filed this action in the United States District Court for the Northern District of Georgia on January 30, 2009 against the Company, alleging that the Company violated (i) Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, (ii) the Georgia Wage Payment laws by failing to pay certain sales commissions, and (iii) the Equal Pay Act and Georgia law by paying her lower compensation than the Company paid males who performed the same work. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. On June 30, 2009, the Company filed its answer, generally denying the material allegations of the plaintiff’s complaint.  On October 20, 2009, Ms. Shipley filed an amended complaint adding an allegation that Hypercom unlawfully retaliated against Ms. Shipley in violation of Title VII of the Civil Rights Act.  On November 3, 2009, the Company filed its answer, denying the material allegations of the amended complaint.  Discovery has commenced in this action.

14.  Segment, Geographic, and Customer Information

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the Chief Executive Officer of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global Shared Cost Centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company operations are managed by Managing Directors for each region that report directly to the CODM. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their respective business segments.

During the fourth quarter of 2008, the Company initiated new organizational changes and made enhancements to the Company’s internal management reporting and began to report information pertaining to its four business segments as follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA, and (iv) Asia-Pacific. The Americas consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. NEMEA consists of Belgium, Sweden, Turkey, Austria and Germany. SEMEA consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. Asia-Pacific consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. As required in SFAS 131, prior year segment data has been restated below for comparative purposes (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Revenue
Americas	$32,198	$42,436	$93,456	$122,243
NEMEA	26,311	28,689	72,756	62,269
SEMEA	32,644	35,995	91,940	92,095
Asia-Pacific	11,262	13,940	34,707	39,138
	$102,415	$121,060	$292,859	$315,745

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Income
Americas	$6,992	$5,746	$15,262	$17,057
NEMEA	4,912	6,236	12,384	10,809
SEMEA	5,601	7,112	17,150	15,770
Asia-Pacific	1,659	2,617	6,775	7,227
Shared cost centers	(16,065)	(18,325)	(51,860)	(57,744)
Total segment income (loss)	$3,099	$3,386	$(289)	$(6,881)

Interest income	61	248	190	1,367
Interest expense	(2,643)	(1,951)	(7,619)	(4,463)
Foreign currency loss	(128)	(45)	(198)	(250)
Other expense	35	6	356	155
Income (loss) before income taxes and discontinued operations	$424	$1,644	$(7,560)	$(10,072)

	September 30,	December 31,
	2009	2008
Total Assets
Americas	$53,212	$61,813
NEMEA	112,890	99,909
SEMEA	83,934	79,132
Asia-Pacific	27,491	35,840
Shared cost centers	24,752	29,606
	$302,279	$306,300

15.  Other Comprehensive Income (loss)

Other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 consists of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,178	$625	$(7,492)	$(10,602)
Foreign currency translation adjustment	2,083	(18,137)	4,001	(16,638)
Total comprehensive income (loss)	$3,261	$(17,512)	$(3,491)	$(27,240)

16.  Earnings per Share

Basic income (loss) per share was computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Shares used in basic income (loss) per
share computation (weighted average
common shares outstanding)	53,573,480		53,352,596		53,497,633		53,306,873
Dilutive effect of stock options and
warrants	772,449		66,026		-		-
Shares used in diluted income (loss) per
share computation	54,345,929		53,418,622		53,497,633		53,306,873

Options, stock awards and warrants that
could potentially dilute income per share
in the future that were not included
in the computation of diluted income per share	15,435,911	(a)	14,922,199	(a)	15,824,820	(b)	14,936,917	(b)

    (a)      Outstanding stock options with exercise prices greater than the average market price of the Company’s common stock during the period are excluded from the computation of diluted net income per share of common stock.

    (b)      These options, restricted stock awards and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-looking Statements

This report, including this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements pertaining to, among other things, the state of the electronic payment industry and competition within the industry; projections regarding specific demand for our products and services; the timeliness of introduction, commercial feasibility and acceptance of new products and product families, services and market development initiatives; our ability to successfully penetrate the markets that we have targeted; our ability to expand our business and increase our market share in the markets in which we compete; our ability to improve our cost structure, including reducing our product and operating costs; our ability to successfully manage our contract manufacturing model and the impact on inventories; the timing and impact of our transition to a joint development model for certain products; the timing and success of integration activities related to the TeT acquisition and the expected results and benefits of such transaction; our ability to allocate research and development resources to new product and service offerings; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status and condition of our relationship with third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to effectively manage our exposure to foreign currency exchange rate fluctuations (including through the use of hedging transactions in periods prior to March 2009); our ability to sustain our current income tax structure; the impact of current litigation matters on our business; our ability to fund our projected liquidity needs from cash flow from operations and our current cash reserves; our ability to generate the cash required to repay our debt to FP II when due or our ability to refinance all or a portion of such debt at or prior to maturity; our future access to capital on terms that are acceptable to us, and all assumptions related to the foregoing.

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

Without limitation of the foregoing, the existence or occurrence of any of the following factors or risks could cause our actual results to differ from those contained in our forward-looking statements:

•
with regard to our recent acquisition and ongoing integration of TeT: (i) the inability to assimilate the technologies, operations and personnel of TeT; (ii) the disruption of our existing business, including the diversion of management attention and the redeployment of resources; (iii) the loss of customers; (iv) the possibility of our entering markets in which we have limited prior experience; (v) the loss of key employees of TeT; and (vi) the inability to obtain the desired strategic and financial benefits from the acquisition; and (vii) the ultimate outcome of the negotiations regarding the closing net debt true up and the final working capital adjustment, which could result in a payment by us to Thales SA that differs materially from the $2.0 million we have currently accrued for this amount;

•	the volatility of our financial results and our stock price;

•	the loss of key customers;

•	defects in our products;

•	the accumulation of excess and obsolete inventory;

•	breaches in the security of transactions involving our products;

•	our inability to adequately protect our proprietary technology;

•	our technology infringing the proprietary rights of third parties;

•	a disruption in manufacturing of our third-party manufacturers or suppliers;

•	a disruption, including those caused by changes in component lead-times, obsolescence or bankruptcy, in the supply of components to our third-party manufacturers by their suppliers;

•	risks associated with our dependence on single-source suppliers;

•	our ability to timely and successfully introduce new products and product families on which our future sales will be substantially dependent, and to transition legacy products through end-of-life;

•	the challenges posed by conducting business in international markets;

•	fluctuations in currency exchange rates;

•	the loss of a member of our senior management team or other key employees;

•	risks associated with acquisitions and other strategic investments;

•
force majeure events, including any such events that may cause interruptions or delays in service from our data center hosting facilities or those of third parties we contract with for such facilities, which could impair the delivery of our services and harm our business;

•	uncertainties related to country-specific legal and regulatory requirements, including product-related regulations, requirements and certifications, and tax assessments and interpretations;

•	our ability to maintain the quality of our internal control over financial reporting;

•	our ability to assimilate and integrate technologies or businesses we may acquire in the future;

•	the highly-competitive nature of the markets in which we compete;

•	industry and technological developments in the markets in which we sell our products and services;

•	the impact of industry standards, certifications and government regulations to which our products are subject;

•	the impact of SEC regulations and SEC review of our periodic filings;

•	the anti-takeover effects of certain provisions in our charter, bylaws and Delaware law;

•	the dilution of our stock price caused by the exercise of outstanding warrants and options;

•	the risks associated with moving to a joint development model in the design and manufacture of certain product hardware;

•	our lack of a plan to pay dividends on our common stock in the foreseeable future;

•	the impact of the current global economic downturn on our ability to acquire sufficient capital to support our operations;

•	our ability to repay outstanding debt, including amounts owed to FP II; and

•	our ability to obtain additional financing, if needed, to meet future capital and working capital requirements of our business on satisfactory terms.

    Information included in this report is made as of the date hereof. We undertake no obligation, and specifically disclaim any duty, to update our forward-looking statements, including any financial projections we may make. We do not endorse any projections regarding future performance that may be made by third parties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K depend most heavily on these judgments and estimates. As of September 30, 2009, there have been no material changes to any of the critical accounting policies contained therein.

2009 Overview

Operations. Hypercom is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified end-to-end electronic payment products and software, together with a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.

Net revenue for the nine months ended September 30, 2009 was $292.9 million, a 7.3% decrease over the nine months ended September 30, 2008. The primary reasons for the decrease were the following: (i) reduced demand; (ii) lower foreign currency exchange rates on foreign denominated revenue in Europe; (iii) component shortages that impacted our ability to fully meet our third quarter demand, which we estimate would have contributed up to approximately $5.0 million in additional third quarter revenue; and (iv) our exit of a marginally profitable service contract with a large customer in Brazil, which reduced service revenue in the nine month period by approximately $6.5 million. These factors were offset by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

Gross profit for the nine months ended September 30, 2009 was $92.2 million or 31.5% of revenue, compared to $92.0 million or 29.1% of revenue for the nine months ended September 30, 2008. Gross margin, net of amortization of purchased intangible assets, for the nine months ended September 30, 2009 includes a 35.3% product gross margin and a 23.9% service gross margin, compared to product and service gross margins of 32.7% and 22.3%, respectively, for the same period in 2008. The increase in product gross margin was due to improved contract manufacturing pricing, a favorable product mix selling higher margin networking and unattended products, as well as the lack of transition costs for our move to third party manufacturing during the nine months ended September 30, 2009, compared to the same period in 2008. The increase in service gross margin results primarily from higher margin service revenue in Europe from the TeT acquisition and the exit of a marginally profitable $18.0 to $20.0 million annual-revenue service contract in Brazil during the third quarter of 2009.

Operating expenses, net of amortization of purchased intangible assets, for the nine months ended September 30, 2009 were $92.5 million or 31.6% of revenue, compared to $98.9 million or 31.3% of revenue for the same period in 2008. The decrease relates to reduced R&D costs, variable selling and marketing expenses, as well as lower general and administrative costs due to the exclusion of TeT from our first quarter results in 2008, along with cost saving synergies associated with the restructuring of the TeT operations after the acquisition.

While we believe our results for the nine months ended September 30, 2009 are the product of challenging global economic conditions, our results for the past six months show that we have expanded our customer base, improved margins and profitability, and generated significant free cash flow that has strengthened our balance sheet. We are seeing improvements in some areas of the global economy, although this quarter’s increased number of sales wins were partially offset by the inability of some our suppliers to meet our forecasted demands, which resulted in less revenue for the third quarter than anticipated. Although we see competitive pressures on a global basis, as we and our major competitors try to maintain and expand our respective market shares, we expect to continue to gain market share with our Optimum product line. These pressures will generally serve to decrease average prices for certain products within certain geographies for the foreseeable future. We are tightly controlling operating expenses and continuing to improve our supply chain, while remaining focused on delivering the highest security and first class quality solutions to our customers. As part of our effort to improve gross margin, we intend to move to a joint development manufacturing model where we will provide hardware specifications to a third party to design, develop and manufacture certain hardware. We will continue to develop our software to the highest level of security and compliance. We will also continue to effectively manage our balance sheet and leverage our working capital to help meet the objectives of our key initiatives in light of the current global economic environment.

Restructuring

During the second and third quarter of 2009, we incurred in employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of our service business in Brazil;
•	Consolidation of our U.K. operations in our Salisbury facility, which will result in the closing of the Woking facility;
•	Reorganization of our operations in Asia-Pacific;
•	Reorganization of our management team in our offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of our research and development team in Spain.

As a result of these actions, we incurred charges of $0.4 million and $2.3 million during the three and nine months ended September 30, 2009. The $0.4 million in the third quarter of 2009 was recorded in operating expenses and included in SEMEA, while, of the $2.3 million year-to-date in 2009, $0.8 million was recorded in costs of revenue and $1.5 million was recorded in operating expenses. Of the $2.3 million, $0.9 million was recorded in the Americas, $0.7 million in SEMEA, $0.4 million in NEMEA, and $0.3 million in Shared Cost Centers.

The following table summarizes these charges and activities during the three months ended September 30, 2009 (amounts in thousands):

Severance
Balance at December 31, 2008	$-
Additions	2,282
Cash payments	(1,442)
Currency translation adjustment	55
Balance at September 30, 2009	$895

    We expect to pay the amounts accrued in 2009. We expect to incur additional restructuring charges of approximately $0.6 million. The amounts recorded and expected additional restructuring charges are subject to change based on the negotiation of severance with employees and related work groups.

Results of Operations

In addition to the general information set forth in the following table, tabular and narrative segment specific information is presented under the heading “Segment Information” below.

	Three Months Ended September 30,
(Amounts in thousands)	2009	% of Revenue	2008	% of Revenue	Dollar Change
Net revenue:
Product	$76,558	74.8%	$86,992	71.9%	$(10,434)
Service	25,857	25.2%	34,068	28.1%	(8,211)
Total net revenue	102,415	100.0%	121,060	100.0%	(18,645)
Costs of revenue:
Product	49,370	64.5%	56,495	64.9%	(7,125)
Service	18,499	71.5%	24,652	72.4%	(6,153)
Amortization of purchased intangible assets	760	0.7%	1,025	0.8%	(265)
Total costs of revenue	68,629	67.0%	82,172	67.9%	(13,543)
Gross profit:
Product	27,188	35.5%	30,497	35.1%	(3,309)
Service	7,358	28.5%	9,416	27.6%	(2,058)
Amortization of purchased intangible assets	-	0.0%	-	0.0%	-
Total gross profit	33,786	33.0%	38,888	32.1%	(5,102)
Operating expenses:
Research and development	10,853	10.6%	13,637	11.3%	(2,784)
Selling, general and administrative	18,254	17.8%	19,967	16.5%	(1,713)
Amortization of purchased intangible assets	1,580	1.5%	1,898	1.6%	(318)
Total operating expenses	30,687	30.0%	35,502	29.3%	(4,815)
Operating income	3,099	3.0%	3,386	2.8%	(287)
Interest income	61	0.1%	248	0.2%	(187)
Interest expense	(2,643)	-2.6%	(1,951)	-1.6%	(692)
Foreign currency loss	(128)	-0.1%	(45)	0.0%	(83)
Other income	35	0.0%	6	0.0%	29
Non-operating expense, net	(2,675)	-2.6%	(1,742)	-1.4%	(933)
Income before income taxes and
discontinued operations	424	0.4%	1,644	1.4%	(1,220)
Income tax benefit (provision)	728	0.7%	(749)	-0.6%	1,477
Income before discontinued operations	1,152	1.1%	895	0.7%	257
Income (loss) from discontinued operations	26	0.0%	(270)	-0.2%	296
Net income	$1,178	1.2%	$625	0.5%	$553

Basic and diluted income per share	$0.02		$0.01

	Nine Months Ended September 30,
(Amounts in thousands)	2009	% of Revenue	2008	% of Revenue	Dollar Change
Net revenue:
Product	$214,135	73.1%	$229,350	72.6%	$(15,215)
Service	78,724	26.9%	86,395	27.4%	(7,671)
Total net revenue	292,859	100.0%	315,745	100.0%	(22,886)
Costs of revenue:
Product	138,571	64.7%	154,398	67.3%	(15,827)
Service	59,913	76.1%	67,150	77.7%	(7,237)
Amortization of purchased intangible assets	2,141	0.7%	2,166	0.7%	(25)
Total costs of revenue	200,625	68.5%	223,714	70.9%	(23,089)
Gross profit:
Product	75,564	35.3%	74,952	32.7%	612
Service	18,811	23.9%	19,245	22.3%	(434)
Amortization of purchased intangible assets	(2,141)	-0.7%	(2,166)	-0.7%	25
Total gross profit	92,234	31.5%	92,031	29.1%	203
Operating expenses:
Research and development	32,240	11.0%	34,641	11.0%	(2,401)
Selling, general and administrative	55,774	19.0%	60,281	19.1%	(4,507)
Amortization of purchased intangible assets	4,509	1.5%	3,990	1.3%	519
Total operating expenses	92,523	31.6%	98,912	31.3%	(6,389)
Operating loss	(289)	-0.1%	(6,881)	-2.2%	6,592
Interest income	190	0.1%	1,367	0.4%	(1,177)
Interest expense	(7,619)	-2.6%	(4,463)	-1.4%	(3,156)
Foreign currency loss	(198)	-0.1%	(250)	-0.1%	52
Other income	356	0.1%	155	0.0%	201
Non-operating expense, net	(7,271)	-2.5%	(3,191)	-1.0%	(4,080)
Loss before income taxes and
discontinued operations	(7,560)	-2.6%	(10,072)	-3.2%	2,512
Income tax provision	(24)	0.0%	(759)	-0.2%	735
Loss before discontinued operations	(7,584)	-2.6%	(10,831)	-3.4%	3,247
Income from discontinued operations	92	0.0%	229	0.1%	(137)
Net loss	$(7,492)	-2.6%	$(10,602)	-3.4%	$3,110

Basic and diluted loss per share	$(0.14)		$(0.20)

    Net Revenue. Net revenue for the three months ended September 30, 2009 was $102.4 million, an $18.6 million or 15.4% decrease, compared to net revenue of $121.1 million for the three months ended September 30, 2008. This decrease was comprised of a decrease of $10.4 million or 12.0% in product revenue and a decrease of $8.2 million or 24.1% in service revenue. Net revenue for the nine months ended September 30, 2009 was $292.9 million, a $22.9 million or 7.3% decrease, compared to net revenue for the nine months ended September 30, 2008 of $315.7 million. This decrease was comprised of a decrease of $15.2 million or 6.6% in product revenue and a decrease of $7.7 million or 8.9% in service revenue.

    Product Revenue. Product revenue decreased by $10.4 million to $76.6 million for the three months ended September 30, 2009, compared to $87.0 million for the three months ended September 30, 2008. The decrease was primarily due to declines in North America and Europe of $5.7 million and $4.6 million, respectively. In addition, there was a decrease of revenue of $2.2 million in Asia-Pacific, which was offset by an increase in new product sales in Brazil of $2.9 million.

The decrease in revenue in North America for the three months ended September 30, 2009 was principally due to lower countertop revenue as a result of adverse economic conditions and component shortages impacting the fulfillment of demand, which resulted in less revenue for the quarter. The decrease in revenue in Europe was primarily driven by economic conditions, component shortages that resulted in less revenue for the quarter, and lower foreign currency exchange rates on foreign denominated revenue. The decrease in revenue in Asia-Pacific was primarily related to lower sales in countertop and networking equipment in Hong Kong and Thailand.

Product revenue decreased by $15.2 million to $214.1 million for the nine months ended September 30, 2009, compared to $229.4 million for the nine months ended September 30, 2008. The decrease was primarily due to declines in North America and Europe of $16.3 million and $8.0 million, respectively. In addition there was a decrease in revenue of $2.9 million in Asia-Pacific, which was offset by an increase in new product sales in Brazil of $5.7 million. This was offset by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

The decrease in revenue in North America for the three months ended September 30, 2009 was principally due to lower countertop revenue as result of the retail slowdown and also due to component shortages impacting the fulfillment of demand. The decrease in revenue in Europe was primarily due to lower pinpad sales as a result of the economic downturn, component shortages, and lower foreign currency exchange rates on foreign denominated revenue. The decrease in revenue in Asia-Pacific was primarily related to lower sales in countertop and networking equipment in China, Hong Kong and Thailand.

Service Revenue. Service revenue decreased by $8.2 million to $25.9 million for the three months ended September 30, 2009, compared to $34.1 million for the three months ended September 30, 2008. The decrease was due to lower sales in Brazil, primarily due to a reduction of approximately $4.8 million of service revenue from one large customer resulting from our exiting a marginally profitable service contract.

Service revenue decreased by $7.7 million to $78.7 million for the nine months ended September 30, 2009, compared to $86.4 million for the nine months ended September 30, 2008. The decrease was due to lower sales in Brazil, primarily due to a reduction of approximately $6.5 million of service revenue from a large customer resulting from our exiting a marginally profitable service contract, offset by additional revenue from TeT included in the first quarter of 2009, but not in the same period in 2008.

The current global economic uncertainties, along with challenges in the banking industry and fluctuations in foreign currency exchange, have negatively impacted our net revenue and we continue to have limited visibility to project our revenue.

Costs of Revenue and Gross Profit. Our costs of revenue include the cost of raw materials, manufacturing, supply chain, service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations. Total gross profit as a percent of revenue increased to 33.0% for the three months ended September 30, 2009 from 32.1% for the three months ended September 30, 2008. Total gross profit as a percent of revenue increased to 31.5% for the nine months ended September 30, 2009 from 29.1% for the nine months ended September 30, 2008.

The increase in gross profit for the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to improvements in our contract manufacturing pricing, a one-time extended warranty sale to a third party that met the criteria of revenue recognition and a reduction in warranty charges, compared to the same period in 2008.

The increase in gross profit for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to improvements in our contract manufacturing pricing, higher service margins in TeT and a favorable product mix from selling higher margin networking and unattended products.

Product Gross Profit. Product gross profit, net of amortization of purchased intangible assets, was 35.5% for the three months ended September 30, 2009, compared to 35.1% for the three months ended September 30, 2008. The product gross profit increase is reflective of improvements in our contract manufacturing pricing and a reduction in warranty charges of $1.0 million, compared to the same period in 2008.

Product gross profit, net of amortization of purchased intangible assets, was 35.3% for the nine months ended September 30, 2009, compared to 32.7% for the nine months ended September 30, 2008. The gross profit improvement was primarily due to improvements in our contract manufacturing pricing, and a favorable product mix with higher margins on the TeT products

Service Gross Profit. Service gross profit, net of amortization of purchased intangible assets, was 28.5% for the three months ended September 30, 2009, compared to 27.6% for the three months ended September 30, 2008. This increase in gross profit was primarily due to the aforementioned extended warranty sale and the decision to exit a marginally profitable service contract in Brazil, offset by lower margins in Europe.

Service gross profit, net of amortization of purchased intangible assets, was 23.9% for the nine months ended September 30, 2009, compared to 22.3% for the nine months ended September 30, 2008. This increase in gross profit was primarily due to higher margin revenue from TeT and an increase in the service margins in Brazil, which was partially offset by $0.8 million of restructuring charges in the second quarter of 2009.

Operating Expenses—Research and Development. R&D expenses consist mainly of software and hardware engineering costs and the cost of development personnel. R&D expenses decreased $2.8 million or 20.4% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was primarily due to lower labor expenses of $0.9 million and lower consulting and certification costs of $1.0 million.

R&D expenses decreased $2.4 million or 6.9% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The net decrease was due to lower labor and consulting expenses of $2.3 million.

Operating Expenses—Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses decreased $1.7 million or 8.6% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This decline represents a decrease in bad debt expense of $0.8 million related to improvement of our aged receivables and lower commission expenses of $0.7 million as a result of lower revenue, compared to the same period in 2008.

SG&A expense decreased $4.5 million or 7.5% for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This decline represents a reduction in professional fees of $4.3 million, primarily due to the non-recurring fees related to the TeT acquisition in 2008. In addition, there were decreases in commission expenses of $1.1 million as a result of lower revenue, compared to the same period in 2008, and $1.8 million of marketing expenses. This was offset by TeT expenses included in the first quarter of 2009 and not in the same period in 2008.

Non-Operating Income. Non-operating income consists of net interest income, foreign currency gains and losses, and other income and losses. For the three and nine months ended September 30, 2009, our interest expense net of interest income was $2.6 million and $7.6 million, respectively, compared to $1.7 million and $3.2 million for the same periods, respectively, in the prior year. The increase in interest expense was primarily due to the debt related to the TeT acquisition. The increase in foreign currency income was primarily due to our decision in the first quarter of 2009 to indefinitely suspend hedging activities related to translational and transactional currencies, which continued during the three months ended September 30, 2009. The suspension was due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables and the potential inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2009 and for 2010.

Provision for Income Taxes. Income tax benefit (expense), before discontinued operations for federal, state and foreign taxes, was $0.7 million for the three months ended September 30, 2009, compared to $(0.7) million for the three months ended September 30, 2008.

Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. We do not believe the consolidated effective tax rate for the three months ended September 30, 2009 is a meaningful measure of our effective tax rate due to the loss before income taxes recorded, our cumulative net operating loss position and the provision for a full valuation reserve against our deferred tax assets.

As of September 30, 2009, we continue to provide a valuation reserve against substantially all deferred tax asset balances as of September 30, 2009. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. and other jurisdictions become sustainable.

Income from Discontinued Operations. During the three months ended September 30, 2009 and 2008, we recorded income from discontinued operations of less than $0.1 million and $0.2 million, respectively, related to our U.K. leasing operations and our discontinuance of the Australian Courier Business.

Segment Information

During the fourth quarter of 2008, we initiated organizational changes, which included enhancements to our internal management reporting structure. As a result, we began reporting information pertaining to the following four business segments: (i) the Americas, (ii) NEMEA, (iii) SEMEA, and (iv) Asia-Pacific. The Americas consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. NEMEA consists of Belgium, Turkey, Sweden, Austria and Germany. SEMEA consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. Asia-Pacific consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. Prior year segment data has been restated for comparative purposes.

The following table sets forth the revenues and operating results by business segment for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended September 30,
		% of		% of	Dollar
	2009	Revenue	2008	Revenue	Change
Net revenue:
Americas	$32,198	31.4%	$42,436	35.1%	$(10,238)
NEMEA	26,311	25.7%	28,689	23.7%	$(2,378)
SEMEA	32,644	31.9%	35,995	29.7%	$(3,351)
Asia-Pacific	11,262	11.0%	13,940	11.5%	$(2,678)
Total net revenue	$102,415	100.0%	$121,060	100.0%	$(18,645)

Operating income (loss):
Americas	$6,992	6.8%	$5,746	4.7%	1,246
NEMEA	4,912	4.8%	6,236	5.2%	(1,324)
SEMEA	5,601	5.5%	7,112	5.9%	(1,511)
Asia-Pacific	1,659	1.6%	2,617	2.2%	(958)
Shared Cost Centers	(16,065)	-15.7%	(18,325)	-15.1%	2,260
Total operating income	$3,099	3.0%	$3,386	2.8%	$(287)

	Nine Months Ended September 30,
		% of		% of	Dollar
	2009	Revenue	2008	Revenue	Change
Net revenue:
Americas	$93,456	31.9%	$122,243	38.7%	$(28,787)
NEMEA	72,756	24.8%	62,269	19.7%	$10,487
SEMEA	91,940	31.4%	92,095	29.2%	$(155)
Asia-Pacific	34,707	12.0%	39,138	12.4%	$(4,431)
Total net revenue	$292,859	100.0%	$315,745	100.0%	$(22,886)

Operating income (loss):
Americas	$15,262	5.2%	$17,057	5.4%	(1,795)
NEMEA	12,384	4.2%	10,809	3.4%	1,575
SEMEA	17,150	5.9%	15,770	5.0%	1,380
Asia-Pacific	6,775	2.3%	7,227	2.3%	(452)
Shared Cost Centers	(51,860)	-17.7%	(57,744)	-18.3%	5,884
Total operating loss	$(289)	-0.1%	$(6,881)	-2.2%	$6,592

Net Revenue. Net revenue for the Americas decreased 24.1% and 23.6% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008, principally due to decreases in countertop, multilane and pinpad sales in North America caused by the retail slowdown in the U.S. and component shortages, which resulted in less revenue for the third quarter of 2009. Other factors contributing to the decrease in net revenue in the Americas include a $1.6 million decrease in mobile sales in Mexico during the nine months ended September 30, 2009, primarily due to lower customer demand. The decrease in net revenue for the Americas was partially offset by new product sales in Brazil. Service revenue also decreased in the Americas due to lower volumes of service revenue and lower foreign currency exchange rates in Mexico and Brazil.

    Net revenue for NEMEA decreased 8.3% for the three months ended September 30, 2009 from the same period in 2008, principally due to decline of pinpad sales in Sweden and component shortages, which resulted in less revenue for the third quarter of 2009. Net revenue for NEMEA increased 16.8% for the nine months ended September 30, 2009 from the same period in 2008, principally as a result of the acquisition of TeT.

Net revenue for SEMEA decreased 9.3% for the three months ended September 30, 2009 from the same period in 2008, principally as a result of decreases in pinpad sales in Russia, Hungary and component shortages that resulted in less revenue for the quarter. Net revenue for SEMEA decreased 0.2% for the nine months ended September 30, 2009 from the same period in 2008, principally as a result of decreases in pinpad sales in Russia, Hungary and component shortages, offset by additional revenue in 2009 from the acquisition of TeT, compared to 2008.

Net revenue for Asia-Pacific decreased 19.2% and 11.3% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008, principally due to lower countertop and networking sales in Hong Kong, Thailand and China as a result of the weak economic environment in the region.

Operating Income. Operating income in the Americas increased 21.7% for the three months ended September 30, 2009 from the same period in 2008, principally as a result of increased gross margin due to the sales mix, as well as bad debt recoveries. Also, the third quarter of 2009 included a $1.1 million one-time extended warranty sale to a third party. Operating income in the Americas decreased 10.5% for the nine months ended September 30, 2009 from the same period in 2008, principally due to decrease in sales in countertop as a result of adverse economic conditions and component shortages, which resulted in less revenue for the quarter.

Operating income in NEMEA decreased 21.2% for the three months ended September 30, 2009 from the same period in 2008. The decrease was principally due to a decline of pinpad sale in Sweden and component shortages, which resulted in less revenue for the quarter. Operating income in NEMEA for the nine months ended September 30, 2009 increased 14.6% from the same period in 2008, principally due to the acquisition of TeT, since the operating income for the first quarter of 2009 includes TeT and did not in the same period of 2008.

Operating income in SEMEA decreased 23.0% for the three months ended September 30, 2009, compared to the same period in 2008, principally as a result of decreases in pinpad sales in Russia, Hungary and component shortages that resulted in less revenue for the quarter. Operating income in SEMEA increased 7.9% for the nine months ended September 30, 2009 from the same period in 2008, principally due to the acquisition of TeT, since the operating income for the first quarter of 2009 includes TeT and did not in the same period of 2008.

Operating income in Asia-Pacific decreased 36.6% and 6.3% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, principally due to lower countertop and networking sales in Hong Kong, Thailand and China as a result of the weak economic environment in the region.

Shared Cost Centers expenses decreased 13.0% and 10.4% for the three and nine months ended September 30, 2009, respectively, from the same periods in 2008. Such decreases were principally as a result of lower global R&D activity and reduced global supply chain costs as a result of moving internal production to contract manufacturing. This was partially offset by the fact that expenses associated with the TeT acquisition were not included in the first quarter of 2008. General and administrative expenses decreased, principally due to the acquisition costs incurred in the first quarter of 2008 and lower amortization expense in 2009 as a result of an impairment of intangible assets of $8.8 million during the fourth quarter of 2008.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility or other debt facilities.

Cash Flows. Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by operating activities for the nine months ended September 30, 2009 was $17.2 million, compared to cash provided by operations of $13.6 million for the nine months ended September 30, 2008. The principal reason for the increase in cash provided by operations was better inventory management and improved collection of our accounts receivable year-to-date in 2009, compared to the same time period in 2008.

Cash used in investing activities was $4.4 million for the nine months ended September 30, 2009, compared to $116.9 million for the nine months ended September 30, 2008. Cash used in investing for the nine months ended September 30, 2009 consisted principally of purchases of property, plant and equipment of $4.7 million. Cash used in investing for the nine months ended September 30, 2008 consisted principally of cash paid for the TeT acquisition of $115.2 million and purchases of property and equipment of $6.2 million.

Financing cash flows for the nine months ended September 30, 2009 consisted principally of cash received from borrowings and repayment of our revolving credit facility, the issuance of common stock due to the exercise of employee stock options, and cash used to repay debt.

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

Liquidity and Capital Resources. At September 30, 2009, cash and cash equivalents and short-term investments were $51.2 million and zero, respectively, compared to $36.0 million and $0.5 million, respectively, at December 31, 2008. Working capital increased $7.1 million from $46.8 million at December 31, 2008 to $53.9 million at September 30, 2009. We had availability of $13.2 million under our revolving credit facility as of September, 30, 2009, which was decreased by outstanding letters of credit totaling $3.1 million as of September 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At September 30, 2009, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We have no short-term investments at September 30, 2009.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, primarily due to the short-term nature of the major portion of our investment portfolio.

A substantial portion of our revenue and capital spending is transacted in either U.S. dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. In March 2009, we suspended hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2009 and for 2010. Prior to our decision to suspend hedging in March 2009, we hedged the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. We also entered into hedge contracts to mitigate certain significant transactional exposures. Financial hedging instruments were limited by our previous policy regarding foreign currency forward or option contracts and foreign currency debt. At September 30, 2009, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at September 30, 2009. However, as of September 30, 2009, we have $3.1 million outstanding against the line of credit to cover various letters of credit guarantees at an interest rate of 3.25%.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently a party to various legal proceedings, including those noted below. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on our financial position, results of operations or cash flows in the period in which the ruling occurs or in future periods.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley, a former employee, filed this action against us in the United States District Court for the Northern District of Georgia on January 30, 2009, alleging that we violated (i) Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, (ii) the Georgia Wage Payment laws by failing to pay certain sales commissions, and (iii) the Equal Pay Act and Georgia law by paying her lower compensation than we paid males who performed the same work. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. We deny the allegations and intend to vigorously defend this litigation. On June 30, 2009, we filed our answer, generally denying the material allegations of the plaintiff’s complaint. On October 20, 2009, Ms. Shipley filed an amended complaint adding an allegation that we unlawfully retaliated against Ms. Shipley in violation of Title VII of the Civil Rights Act.  On November 3, 2009, we filed our answer, denying the material allegations of the amended complaint.  Discovery has commenced in this action.

Item 1A.  Risk Factors.

    We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2008, which identifies important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed.

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

HYPERCOM CORPORATION

Date: November 9, 2009	By: /s/ Philippe Tartavull Philippe Tartavull Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: November 9, 2009	By: /s/ Thomas B. Sabol Thomas B. Sabol Chief Financial Officer (principal financial officer)

Date: November 9, 2009	By: /s/ Shawn C. Rathje Shawn C. Rathje Chief Accounting Officer and Controller (principal accounting officer)