Form 10-K
period 2009-12-31
HYPERCOM CORP
filed 2010-03-12
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51,308,669 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 9, 2010
Common Stock, $.001 par value per share	54,647,787 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Notice and Proxy Statement for the 2010 Annual	Part III (Items 10, 11, 12, 13 and 14)
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

“Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the severity and duration of the current economic and financial conditions, the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the level of demand and performance of the major industries we serve, including but not limited to the banking sector; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to successfully manage our contract manufacturers and our transition to a joint development manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our ability to increase market share and our competitive strength; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully expand our business and increase revenue; our ability to integrate and obtain expected results and benefits from future acquisitions; our ability to effectively manage our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current and future litigation matters on our business; our ability to fund our projected liquidity needs and pay down outstanding debt obligations from cash flow from operations and our current cash reserves; our ability to remain compliant with and provide transaction security as required by relevant industry standards and government regulations; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

Recent Developments

In a transaction that closed in February 2010, Hypercom and The McDonnell Group formed a new venture, Phoenix Managed Networks, LLC, which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. Phoenix Managed Networks acquired and operates Hypercom’s HBNet secure transaction transport business. Industry veteran John McDonnell, Jr. serves as CEO of Phoenix Managed Networks. Mr. McDonnell is the founder and former Chairman and CEO of Transaction Network Services, Inc. We believe that the combination of our HBNet business and Mr. McDonnell’s in-depth knowledge and expertise in data communications will enhance our ability to expand market share and deliver strong returns for Hypercom’s investors and business partners.

Business History

We design and sell a variety of electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software and information delivery services. Additionally, we provide directly, or through qualified contractors, support and related services, which include maintenance, on-site technology assessments, network training, and design and implementation.

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

We report our operating information in four business segments as follows: (i) the Americas, (ii) Northern EMEA (“NEMEA”), (iii) Southern EMEA (“SEMEA”), and (iv) Asia-Pacific.  The Americas consist of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. NEMEA consists of Germany, Austria, Scandinavia, and the Benelux countries. SEMEA consists of France, Spain, the United Kingdom, Ireland, Eastern Europe, Russia, the Middle East, and Africa. Asia-Pacific consists of China, India, Japan, Korea, Southeast Asia, Australia, and New Zealand. See Note 22 to our consolidated financial statements included herein.

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

With worldwide headquarters in Scottsdale, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional sales headquarters are located in the U.S., Brazil, Mexico, France, Germany, and the Philippines.

Electronic Payments Industry

Over the past several decades, consumers worldwide have increasingly utilized card-based payment methods, such as credit, debit, and gift cards, to replace checks and cash. Card-based payments require the use of a point of sale (“POS”) terminal capable of reading a cardholder’s account information from the card’s magnetic stripe or chip and combining this information with the transaction information. The POS terminal electronically captures and securely transmits this information over a communications network to an authorized computer data center and then displays the returned approval or denial response.

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

Payment systems require an exceptionally high level of reliability and security, as even an apparently small system failure or a security breach can have significant consequences. The electronic payments industry operates in a secure environment of dedicated systems, applications, specialized hardware products and access networks. The industry will continue to evolve as the demands of the market and the rules that govern its standards and security change rapidly.

During 2009 and continuing into 2010, there has been continuing focus on the security of the payment system. Several large breaches of transaction processors’ and retailers’ systems around the world have resulted in increasing levels of fraud. As a result, there has been an increased focus on the security standards and audit requirements followed by the industry. In order to promote a common understanding of published security requirements and develop security best practice guides, Hypercom, Ingenico SA (“Ingenico) and VeriFone Holdings, Inc. (“VeriFone”) formed the Secure POS Vendors Alliance (“SPVA”) in April 2009.

Under current industry rules, retailers around the world have been forced to invest considerably in security audits in order to demonstrate compliance with the Payment Card Industry (“PCI”) security requirements. These audit expenses can extend into the millions of dollars yet, as has been demonstrated by several breaches, does not guarantee immunity from security breaches. As a result, in 2009 we began to see some major retailers outsource to third parties their complete payment systems, from card swipe or insertion through transaction settlement and reporting, in order to remove all payment card data from their systems and significantly reduce or eliminate their PCI audit expense. Hypercom has been successful in providing outsourced payment solutions for several large retailers in France, and our expectation is that this is a trend that will continue to grow across all major card payment markets and geographies, which we believe will provide us with future growth opportunities.

Market Size and Barriers to Entry

The POS terminal market is highly concentrated with the top three POS terminal providers accounting for the majority of terminals shipped. A recent independent research report estimated the three top companies (VeriFone, Ingenico and Hypercom) represent 79.6% of worldwide shipments. The remaining portion of the market is spread among approximately 15 providers who compete on either a regional or local country basis, within specific markets or with a limited range of products and services. We believe the following market constraints are barriers to entry and may inhibit the ability of certain terminal providers to take advantage of future market growth in our industry:

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

•
Commitment to Future Technologies.  New standards, regulations and certifications in the electronic payments industry require terminal providers to continually develop new technologies that enhance the performance and profitability of both customers and end-users. Such requirements necessitate significant annual investment in research and development.

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

Market Growth Drivers

The following are a number of factors that have contributed to recent growth in our industry that we believe will continue to do so in the near future:

•
Security Standards.  New industry security and interoperability standards are driving recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors as well as comply with government and telecommunication company regulations. The major card associations have introduced new security standards to address the continually growing need for transaction security. The two major security standards initiatives in the industry are EMV and PCI. The name EMV comes from the initial letters of EuroPay International, MasterCard International and Visa International, the three companies that originally cooperated to develop the standard. EMV is a set of global specifications for cards, terminals, and applications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. The move to comply with EMV specifications should continue to significantly promote terminal replacement, particularly in regions such as Europe, Asia-Pacific, and Central and South America, where EMV implementation conversion dates have been established. Visa International and MasterCard International cooperated in recent years to develop and release the PCI specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous security standards separately issued by Visa and MasterCard (not including EMV) and has been a driver of additional terminal replacement.

In late 2008 and early 2009, there were several high profile security breaches in Tier 1 payment transaction processors in the U.S. These breaches in systems that had been certified as compliant with PCI standards is causing a review of the existing standards and may result in an industry move, at least in the U.S., to mandate end-to-end encryption (“E2EE”) of payment transactions. During 2009, we have seen an increasing focus on E2EE. As of the end of 2009, few customer pilots are operational; however, we expect that, in 2010 and following years, large rollouts of E2EE systems will take place in the U.S. and other countries that have not migrated to EMV style chip cards. It should be noted, however, that EMV is not a complete solution against payment card fraud. Several large transaction processors and acquirers in EMV based countries (particularly the United Kingdom) are considering rolling out E2EE solutions to securely encapsulate the EMV transaction messages.

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

•
Contactless.  Contactless technology, based on the deployment of contactless cards or NFC-enabled mobile telephones, creates a convenient way to pay for goods and services. It is an emerging technology that is rapidly gaining acceptance due to its delivery of extremely fast transaction times, reduced waiting times and elimination of the need for paper signatures and receipts. It is especially suitable for access control and use in cafeterias, QSRs, gas stations and public transit systems.

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

•
Emerging Regions and Markets.  In the U.S. and Europe, consumer markets such as QSRs and unattended/self service have started using IP terminal devices. These lesser penetrated vertical markets represent a significant opportunity for us, as well as other geographies in each of our business segments, such as Brazil, China, Eastern Europe, India, Mexico and Russia, which are experiencing rapid growth in the usage of card-based payments. The increasing adoption of electronic payments in these regions is driven primarily by economic growth, improving telecommunications infrastructure development, strong support from governments seeking to increase sales tax collection, and the dramatic increase of wireless networks for voice and data communications.

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

•
Smartphone Based Terminals. With the increasing processing power and popularity of Smartphone and PDA devices in the hands of the small or occasional merchant, there is an emerging opportunity to enable these devices to accept card based payments. These devices have been capable of taking card payments where the card number is manually entered into the application running on the device for some time. However, a manually-entered card number attracts a considerably higher transaction cost than one where the physical card is swiped or entered (card present transaction). Recently, some providers have offered mobile “add-on” hardware and software applications, particularly around the Apple iPhone, whereby a device can be attached to the Smartphone or PDA to enable card present transactions to take place. While deployment of these types of devices may have some effect on the sales of existing mobile payment terminals, it is expected that the overall total available market for mobile payments will increase.

•
Non-Traditional Applications.  The healthcare sector is a significant opportunity for terminal providers, particularly in European Union countries. Electronic transaction terminals and transaction services technology can be utilized in the healthcare sector to provide fast and secure transmission of health benefits eligibility, authorization and payment. Additionally, strong industry and consumer support for unattended payment terminals and kiosks, particularly in the areas of gasoline/petrol stations and mass transit, provides a growing market for these equipment makers. Lastly, the government sector, particularly in the U.S., has produced initiatives such as identity verification, check imaging/conversion, electronic benefit transfer programs, and the U.S. military’s payment programs, all of which are potential drivers of terminal deployment.

Competition

The electronic payments industry is intensely competitive and subject to an increasing rate of technological change, evolving customer requirements and changing business models. Despite the previously discussed barriers to entry, the rapid pace of technological change creates new opportunities for existing competitors and start-ups, and may render existing technologies less valuable. Customer requirements and preferences continually change as new technologies emerge or become less expensive, and as concerns such as security and privacy rise to new levels.

We face competition from well-established companies and entities with differing approaches to the market. Our main direct global competitors are Ingenico, a French company, and VeriFone, a U.S. company, both of which are publicly-held companies that are substantially larger and historically more profitable than we are. These two competitors have grown larger and have entered new markets through a spate of acquisitions in recent years, including Ingenico’s acquisitions of Sagem Monetel in France and EasyCash in Germany, and VeriFone’s acquisition of Lipman Electronic Engineering in Israel. In any particular market, we may also find ourselves in competition with local or regional providers.

In our multi-lane business line (department stores, grocery stores, QSR and other merchants), we compete with additional vendors including Fujitsu, Hand Held Products (a division of Honeywell International Inc.) and Retail Solutions Inc.

Competitive Strategy

Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships with an end-to-end comprehensive portfolio of products and services that drives merchant revenues and reduces their total cost of ownership. Key elements of our competitive strategy include:

•
Further Penetrate Existing Markets.  We plan to continue promoting and marketing the functionality of our product portfolio to address the specific needs of key vertical markets. We intend to continue to focus on increasing our penetration in the following markets: automatic teller machines (“ATMs”), Electronic Benefit Transfer (“EBT”) and eHealth, as well as unattended applications such as transportation ticketing and integrated kiosks. In planning to maintain our leadership in the independent retail market, we have further organized our products to target high-end and low-end markets, through acceptance of magnetic stripe and smart cards, support of credit, debit, check, EBT and a full range of prepaid products, including gift cards and loyalty programs, among others. Our products are easily integrated with a full range of optional internal or external devices, including secure PIN pads, check imaging equipment, barcode readers, contactless and NFC readers and biometric devices. Our secure PIN pads support credit and debit transactions, as well as a wide range of applications that are either built into electronic payment systems or connect to electronic cash registers (“ECRs”) and other electronic payment systems.

•
Capitalize on Demand for Wireless Transactions.  We plan to accommodate the growing demand for reliable, secure, convenient and cost-efficient wireless devices. Potential users of this technology include mobile merchants such as taxi and delivery drivers, in-flight airline service providers, stadium event operators, off-site services and pay-at-table restaurants. These merchants are looking for a terminal that utilizes the convenience of wireless communication technologies and the security of being able to receive real-time authorizations with the reliability of a wired terminal. Simultaneously, we are aggressively transitioning into the consumer transaction market by providing processing alternatives like stored value and prepaid replenishment services for the transportation sector and digital wallet technology as an alternative to cash payments.

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

•
Focus on Market-Driven Product Development.  We plan to continue concentrating our research and development resources on new products and services that address current and near future requirements of our customers. We plan to focus our development efforts in the following areas: enhanced security at the terminal and transaction level; advanced communications technologies such as IP-enabled and wireless terminals; multiple-application; contactless technologies; and products for new vertical markets such as unattended/integrated kiosks and ATMs. We will continue to work with our customers to ensure our products meet their needs and technical requirements, and are brought to market in a timely and cost-effective manner.

•
Continue to Pursue Recurring Revenue Opportunities.  We plan to further identify and pursue opportunities that are complementary to our existing products to provide recurring revenue, including expanding our services business, which provides deployment, help-desk, repair and other post-sale services in Australia, Brazil, Chile, France, Germany, Mexico and the United Kingdom. We will continue to pursue similar opportunities that will help us enhance our primary business of terminal manufacturing to a more diversified business model that includes both one-time and recurring revenue streams.

•
Consider Strategic Acquisitions and Joint Ventures.  We may augment our growth by acquiring complementary businesses, new products to enhance our core competencies, or new technologies to complement our research and development activities or enter into additional joint ventures. Any acquisition or joint venture would be intended to broaden our suite of electronic payment solutions, expand our presence in selected geographies, broaden our customer base, expand recurring revenue opportunities or increase our penetration of selected channels and vertical markets.

•
Clearly delineate our business from that of our customers. During 2009, we have seen our two main competitors execute strategies that place them in direct competition with some of their customers. We believe that we can gain market share as a result of these actions. Our marketing message emphasizes that we will respect our customers’ businesses and try to avoid entering into arrangements that place us in direct competition with customers, unless mutually agreeable.

Product Lines and Services

Our products and services include electronic transaction terminals, peripheral devices, application software, transaction networking devices, transaction management systems, asset management services, transaction services, and payment solutions. Unless otherwise noted below, we sell a full range of products and services in the Americas, NEMEA, SEMEA and Asia-Pacific business segments. We completed the migration from the TeT product set and are moving to a common terminal architecture.

Terminals and Peripherals

We currently offer the following terminal and peripheral products, the sale of which accounted for 74.7%, 73.9%, and 71.3% of total revenues during the years ended December 31, 2009, 2008, and 2007, respectively.

•
Terminals — includes the Optimum L4150, and L4250—compact, high-performance signature capture and PIN entry card payment terminals specifically designed for multilane retailers; the Optimum T4200 family—powerful 32-bit desktop terminals for true multiple applications; the Artema Hybrid, Artema Compact and Artema Desk family of countertop terminals specifically designed to manage highly secure EMV transactions in markets formerly served by TeT; the Optimum M4100, M4230 and M4240—mobile terminals that leverage the latest in wireless communication technologies.

•
Peripherals — includes printers, PIN pads, check readers, receipt capture devices, biometric, NFC verification devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the Optimum P2100—a PIN pad for integrated retail environments (currently offered only in our NEMEA and SEMEA segments); the P1300 family—PIN entry devices that meet the latest PCI security standards; the S9 family—secure PIN pads that include integrated card readers; and the S1200 and S1300—the outdoor components to our QSR drive-thru solution. The PIN pad product family is augmented with the Artema PIN Hybrid and Artema S10 PIN Pads servicing the high security markets formerly served by TeT. The Wymix PIN Pad, which has a built-in contactless reader, is installed in the large retail market segment serviced by the Wynid family of retail payment solutions, including some of the world’s largest retailers.

•
Unattended Solutions — includes a range of PIN pads and keyboards, card readers and payment controllers designed to permit the efficient integration of payment functionality in a variety of self-service environments such as transportation ticketing, gasoline/petrol station pumps, on and off-street parking machines, and general purpose kiosks. As well as being a leading supplier of highly secure Encrypting PIN Pads (“EPPs”) for ATMs, our unattended payment solution, Artema Modular, is widely regarded as best-in-class by the many system integrators who have deployed it worldwide.

•
eHealth — in 2008 we launched the medLine family of terminals to support the next generation German eHealth healthcare system. The medLine family includes a full range of terminal devices for both attended and unattended environments within the public healthcare environment.

Transaction Networking Devices, Transaction Management Systems and Application Software

Products that interface with our terminal technology include our industry exclusive network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the MegaNAC 180 and 8000, ATMConnect™ and the IN-tact family of Ethernet/Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our HypercomView management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management, and retail POS systems designed for use on a personal computer (“PC”).

Services

We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs. Our service business is organized around three important markets: asset management services; trusted transaction services; and payment solutions. Services accounted for 25.3%, 26.1%, and 28.6% of total revenues during the years ended December 31, 2009, 2008, and 2007, respectively.

Asset Management Services — Our services organizations are focused on protecting our customer’s investment in payment systems and principally provide deployment, help desk, repairs, extended warranties, on-site support, logistics and inventory management services, as well as payment systems supplies provisioning. Additionally, these entities manage special projects such as software uploads or terminal enhancement programs requested by our customers. Terms of our service arrangements are set forth in separate service contracts ranging from one to five years, although termination is allowed with appropriate advance notification. In many cases we provide services not only for our products, but also for other manufacturers’ terminals and other hardware. Revenues under these contracts are recognized as we perform the service. Asset management revenue accounted for 15.2%, 17.2%, and 24.4% of total revenues during the years ended December 31, 2009, 2008, and 2007, respectively.

•
Full Service Centers — In several markets we offer the full array of Asset Management Services to major banks, card associations and other customers in our industry. Our service organization in Brazil is our largest, covering, directly and indirectly (through the use of third-party contractors), all of Brazil with multiple service centers and service resources located throughout the country. We continually seek to expand our service market share by increasing the deployed population of our terminals and product offerings in Brazil, as well as servicing terminals manufactured by our competitors. Our service organizations in Mexico, Chile, the United Kingdom, France, and Australia operate under a similar business model as that in Brazil and cover substantially all of their respective countries.

•
Pan-region Repair Services — Through NetSet Americas Centro Servicio, our repair facility in Hermosillo, Mexico, we provide quality repair services for in-warranty and out-of-warranty equipment repairs to North American customers. Similar Hypercom repair depots are strategically located in other locations, including the United Kingdom, Germany, and China.

•
Authorized Repair Facilities — In addition to our direct repair service offerings, we selectively authorize capable third-party repair facilities to service and repair Hypercom equipment through our Authorized Repair Facility program. This program seeks to offer increased choices for repair service with our assurance of repair service quality and cycle time for our customers.

Trusted Transaction Services — Our Trusted Transaction Services provide value-added data communication and other value added services for transaction-based applications through our new venture with the McDonnell Group, Phoenix Managed Networks, LLC. These capabilities include such functionality as protocol conversion, intelligent transaction routing and web-based, transaction-level reporting. As technologies such as IP and wireless take hold at the point of sale, this market will see a growing shift toward more sophisticated applications. Trusted Transaction Services provide a support infrastructure for our multi-application operating systems to quickly and cost-effectively deliver transactions to diverse processing entities. Early adopters include organizations involved in biometrics, health care, prepaid, micropayments, gift and loyalty. Market penetration of these complex applications is expected to dramatically increase in coming years as the consumer interaction can be transacted in several seconds with broadband connectivity, as compared to several minutes over dial-up connection. We believe Trusted Transaction Services will continue to support our growth beyond the payments industry into the information delivery market.

Additionally, in 2008 we launched the Hypercom Mobile Network (“HMN”). HMN permits a wireless payment device to be provisioned with a HMN SIM (subscriber identity module card) at the manufacturing or logistics center. The HMN SIM is only activated on deployment of the device and permits the terminal to connect to the wireless communications carrier with the strongest wireless signal in the area. The HMN offers a range of control and reporting functions to ease management of a large number of wireless devices, thereby significantly reducing the total cost of ownership for the device owner.

Hypercom Payment Solutions — Traditionally, only large retail merchants have been able to implement POS systems with interactive payment terminals. Through the acquisition in December 2006 of the existing technology and assets of TPI Software, LLC (“TPI”), a U.S.-based enterprise payment solutions business, we expanded our transaction services portfolio with the introduction of PC-based payment solutions, including support for PC-based retail POS systems, which enables us to broaden our customer base to include small- and medium-sized retailers. Hypercom Payment Solutions is also enabling the generation of new revenue streams by addressing the technology requirements of, and rising market interest in, a converged payment infrastructure that places electronic payment functionality on PC-based cash registers. Our strategy is to increase our recurring revenue stream by charging for enterprise payment services. Hypercom Payment Solutions is currently offered only in the Americas.

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

Product Marketing

        Our marketing organization benefits from a global product marketing group with product managers assigned to manage the life cycle of all new and legacy products. Our marketing communications strategy, which coordinates key market messaging across regions, is directed from our Scottsdale, Arizona headquarters; however, each region develops programs to meet the requirements of local markets. Components of our marketing program include product marketing, trade shows, news releases, editorial interviews, industry analyst briefings, speaking platforms and engagements, training and technology seminars, sales collateral and white papers, print advertising, articles and newsletters.

Sales and Distribution

Our major sales, marketing and distribution regions, broken down by business segment, include:

•       the Americas;

•       NEMEA;

•       SEMEA; and

•       Asia-Pacific.

In 2009, approximately 16.7% and 83.3% of our consolidated revenue came from U.S. and international sources, respectively. Our global customers include:

•       Payment processors;

•       Distributors/resellers;

•       Large retail chains and QSRs;

•       Financial institutions;

•       System integrators;

•       ISOs; and

•       Government entities.

Sales to specific customers have historically accounted for a significant portion of our revenue. Beginning in 2007, and continuing through 2008 as a result of the TeT acquisition, we saw greater diversification of our customer base. However, we remain reliant on certain large customers for our revenue streams. For example, First Data Corporation (which includes TASQ Technology) accounted for approximately 5.2%, 6.2%, and 5.3% of our revenue in fiscal 2009, 2008, and 2007, respectively. In 2009, our top five customers accounted for 19.0% of our revenue compared to 22.1% in 2008.

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

•
Comprehensive Product Portfolio.  We offer a full range of products and services that address the spectrum of market requirements. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the more recently released, high-performance 32-bit Optimum family and the Artema family of secure high-performance terminals acquired in the TeT transaction. Our terminals are further complemented by a wide variety of peripherals that enhance their capabilities. Our services include networking, deployment, help-desk, repair and maintenance. We have major service centers in each of our business segments: the Americas—Brazil, Chile and Mexico; NEMEA—Germany; SEMEA—the United Kingdom and France; and Asia-Pacific—Australia.

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

•
Security Expertise.  We are an industry leader in secure, state-of-the-art, network payment transactions providing full EMV and PCI certification, regulatory certifications, association certifications, contactless authentication, signature capture, identity and biometric authentication and enterprise security management, ensuring both physical and logical high performance interfaces are secure and certified for use globally, by both public telephony and mission critical computing processors. We are also on the forefront of bringing E2EE solutions to the electronic payments industry.

Research and Development

Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products, as well as enhancements and cost reduction measures for existing technologies and applications. We typically design and develop all of our own products and incorporate, where appropriate, state of the art technologies from leading third party vendors. We are in the process of transitioning to a joint development manufacturing model, whereby we will co-design and co-develop the hardware platform for our products. Development projects are evaluated and coordinated by our global product marketing team and follow a management review process that includes input from our sales, local marketing, finance, supply chain and engineering teams. Our product development process generally involves the following:

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

        Our research and development activities are coordinated through our Scottsdale, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, translating text and altering the communications messaging to suit local requirements. Each of our regional geographic sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. International development groups are located in Australia, Brazil, China, France, Germany, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Singapore, Sweden, and the United Kingdom.

Our research and development expenses were $44.5 for the year ended December 31, 2009, $45.9 million for the year ended December 31, 2008, and $28.8 million for the year ended December 31, 2007.

Manufacturing and Resource Procurement

During 2007, we began to outsource our manufacturing requirements to a third-party contract manufacturer, Venture Corporation (Singapore) LTD (“Venture”), including supply chain, production, assembly, and testing previously performed in our facilities in Shenzhen, China and in Atibaia, Brazil. The transition of our entire manufacturing operations in Shenzhen, China to Venture’s locations concluded in 2008. See “Item 1A — Risk Factors” for certain risks related to operating and conducting business in China. With the acquisition of TeT on April 1, 2008, we expanded our network of third party manufactures, primarily with the addition of ElectronicNetwork Hersfeld GmbH in Germany. Additionally, in 2009 we began outsourced manufacturing operations in Brazil with Jabil Circuit, and transitioned our operations from Partnertech AB in Sweden to Zollner Electronik, AG in Romania. Under the agreements with Venture and our other contract manufacturers, such manufacturers procure components and test, package and prepare all covered products for shipment. With limited exceptions, we are not required to purchase any minimum quantities or units of products. We are required to complete open purchase orders we placed that fall within certain periods of time prior to shipment. We have commenced moving to a joint development manufacturing model where we will provide hardware specifications to a third party to design, develop and manufacture certain hardware. Based on currently anticipated timelines, we expect that a majority of our products will be designed utilizing this joint development manufacturing model by the end of 2011.

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

•
Telecommunications Regulatory Authority and Carrier Requirements.  Our products must comply with government regulations, including those imposed by the U.S. Federal Communications Commission (“FCC”) and similar telecommunications authorities worldwide regarding emissions, hazardous materials, radiation, safety and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities and of standards-setting committees. Our products have been certified as compliant with a large number of national requirements, including those of the FCC and Underwriters Laboratory in the U.S., and similar requirements in other countries. Wireless network carriers also have standards with which systems connected to their networks must comply. In addition to national requirements for telecommunications systems, many wireless network carriers have their own certification process for devices to be used on their networks.

Proprietary Rights

We rely upon patents, copyrights, trademarks and trade secret laws to establish and maintain our proprietary rights in our technology and products. We currently hold U.S. and international patents relating to POS terminal products. We also have a number of pending patent applications relating to our POS terminal products and networking products.

We currently hold trademark registrations in the U.S. and numerous other countries for the “Hypercom” mark and logo. In addition, we have a number of other U.S. and foreign trademark registrations, and pending trademark applications, relating to our products and services.

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

Employees

As of December 31, 2009, we employed approximately 1,365 people on a full-time basis, 246 of which are located in the U.S., with the remaining 1,119 located internationally, as set forth in the following table:

	U.S.	International	Total
Sales, Marketing and Operations	64	165	229
Development	66	275	341
Service Operations	15	517	532
Manufacturing	42	51	93
Finance and Administration	59	101	160
Total Employees	246	1,119	1,365

Employees by business segment, as of December 31, 2009, are as follows: the Americas (410); NEMEA (136); SEMEA (277); Asia-Pacific (199); and Shared Cost Centers (343).

We believe that we have an excellent relationship with our employees. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. Certain of our employees globally are subject to collective bargaining agreements, or are members of unions or other organized labor associations.

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

For the year ended December 31, 2009, we derived approximately 69.6% of our total net revenues outside of the U.S., principally in Europe, Asia-Pacific and Central and South America. We expect that international sales will continue to account for a significant percentage of our net revenues and operating income in the foreseeable future. In addition, all of our manufacturing operations are located outside of the U.S. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our results of operations and financial condition. These risks include the following:

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

•       inability to hire and train personnel capable of marketing, installing and integrating our products, and services, supporting customers and managing operations in foreign countries;

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

•       complications associated with enforcing legal agreements in certain foreign countries, including, but not limited to, Brazil, China and in developing countries; and

•       availability of qualified and affordable staff with which to manage our foreign operations.

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

        •       deferral of certain revenue or gross margin in accordance with U.S. GAAP requirements;

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

We have derived, and believe that we may continue to derive, a significant portion of our net revenues from a limited number of large customers. For the fiscal year ended December 31, 2009, our largest customer accounted for 5.2% of our net revenues, and our five largest customers accounted for 19.0% of our net revenues. In addition, our largest customer does substantial business with some of our most significant competitors. Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products, internal budget cycles and market conditions. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our revenues and results of operations could be materially adversely affected. See “Item 1, Business — Sales and Distribution” for more information on our customer base.

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

•       failure of customers to take delivery of ordered products; and

•       product returns.

In addition, we may in some cases have to reimburse, or incur other charges from, our third-party contract manufacturing partners for excess or obsolete inventory or unfulfilled, non-cancelable open purchase orders resulting from changes in product design or demand. If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operations and financial condition. The total impact of excess and obsolete inventory, including inventory held by our third-party manufacturers, on our financial results was $4.2 million, $8.7 million, and $8.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In the past, we have received third-party claims of infringement and may receive additional claims of infringement in the future. To date, such activities have not had a material adverse effect on our business and we have prevailed in litigation, obtained intellectual property or a license thereto on commercially acceptable terms or otherwise been able to modify any affected products or technology. However, there can be no assurance that we will continue to prevail in any such actions, or that any intellectual property or license required for such products or technology would be made available on commercially acceptable terms, if at all, or that we would be able to successfully modify our products or technology to negate claims of infringement.

A disruption in our third-party manufacturers or suppliers would negatively impact our ability to meet customer requirements.

We currently rely on third-party manufacturers, and in the future will rely on one or more original design manufacturers as we transition to a joint development manufacturing model, to manufacture and assemble (and in the future, co-design and co-develop) substantially all of our products and subassemblies. We also depend upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules.  If we are unable to successfully manage our relationship with these third-party manufacturers, or if such manufacturers experience any significant disruption in their supply chain and manufacturing capabilities, or they experience similar economic, political and business issues that may impact their ability to fulfill their obligations to us, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business and financial performance.

We have occasionally experienced, and may in the future experience, delays in delivery of products and delivery of products of inferior quality from component suppliers and third-party manufacturers. Although alternate manufacturers and suppliers are generally available to provide our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and qualifying, and transitioning to, a replacement manufacturer or supplier would take a significant amount of time.

The components used in our systems are purchased from outside sources. Certain components, such as processors, wireless modules, and the like, are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potential costly redesigns could have a material adverse effect on our business, operating results and financial condition.

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

As we make the transition to a joint development manufacturing model, we will become increasingly dependent on original design manufacturers, contract manufacturers and third party logistics providers to design and manufacture our products and to fulfill orders for our products.

Once we have a joint development manufacturing model in place with one or more original design manufacturers, we will be dependent primarily on such manufacturers (each of which is a third party original design manufacturer for numerous companies) to co-design and co-develop the hardware platform for our products. As discussed above, we also depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture and fulfill our products. These supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. Also, from time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed if we fail to effectively manage our supply chain partner relationships; if one or more of our future design manufacturers does not meet our development schedules; if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; or if one or more of our third party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or if we are required to add or replace design manufacturers, contract manufacturers, third party logistics providers or fulfillment sites. We may not be able to adequately manage costs related to overruns, delays or disruptions associated with the design and development of our products utilizing the joint development manufacturing model. In addition, these supply chain partners will have access to certain of our critical confidential information and could improperly disclose such information. Moreover, all of our manufacturing is performed outside the U.S. and is, therefore, subject to risks associated with doing business in foreign countries and in foreign currencies. Each of these factors could adversely affect our business, financial condition and results of operations.

We are subject to a complex system of domestic and foreign taxation and unanticipated changes in our tax rates or exposure to additional tax liabilities could affect our financial results.

We are subject to income and other taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws, or by material audit assessments, which could affect our financial results. In addition, the amount of taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our financial results. Furthermore, tax law changes in jurisdictions in which we conduct business could materially affect our financial results.

We are responsible for charging end customers and remitting certain taxes in numerous international jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, we may come under audit, which could result in changes to the estimates of such tax liabilities. We believe that we maintain adequate tax reserves to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in our recording a benefit or expense in the period in which a final determination was made.

Fluctuations in currency exchange rates may adversely affect our financial results.

A substantial part of our business consists of sales to international customers and as a result the majority of our revenues and expenses related to our international operations are denominated in Euros and other non-U.S. Dollar currencies. Adverse currency exchange rate fluctuations could have a material impact on our financial results in the future.  In addition, our balance sheet reflects non-U.S. Dollar denominated assets and liabilities, which can be adversely affected by fluctuations in currency exchange rates. In the past, we have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates, but these hedging arrangements are not always effective, particularly in the event of imprecise forecasts of non-U.S. Dollar denominated assets and liabilities and such attempts to mitigate these risks may be costly. Currently, we do not hedge against our entire foreign currency risk as it has become even more costly as a result of recent market developments. Accordingly, an adverse movement in exchange rates could have a material adverse effect on our financial results. In the year ended December 31, 2009, we incurred foreign currency gain of approximately $0.4 million, net of foreign currency transaction gains or losses.

Furthermore, we utilize contract manufacturers in various international locations, including Malaysia, Germany, Brazil, Romania, and Tunisia. While the majority of our products are purchased from these manufacturers in U.S. Dollars, we also purchase some products in local currencies. Therefore, we may be impacted by fluctuations in foreign currency exchange rates.

With the continued convergence of the Hypercom and TeT product lines and our transition to a joint development manufacturing model for the next generation of our products beginning in 2010, we expect that a larger proportion of our manufacturing costs may be denominated in U.S. Dollars. Therefore, our financial results could be impacted by fluctuations in foreign currency exchange rates to a greater extent than in prior periods.

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

We also may be unable to retain existing management, sales personnel and development and engineering personnel that are critical to our success, which could result in harm to key customer relationships, loss of key information, expertise or know-how, and unanticipated recruitment and training costs.

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

Force majeure events, such as threats of terrorism, terrorist attacks, other acts of violence or war, civil, military and governmental unrest, health epidemics, fire, floods, and other acts of God may adversely affect the markets in which our common stock trades, our ability to operate our business and our financial results.

Domestic and international threats of terrorism, terrorist attacks, wars, regional conflicts, natural disasters (including natural disasters that may increase in frequency as a result of the effects of climate change), and the like may cause instability in the global financial markets, and contribute to downward pressure on securities prices of U.S. publicly traded companies, such as us. Future terrorist activities or armed conflicts, epidemics, such as influenza, H1N1 (or swine) flu or bird flu, and pandemics could result in economic, political and other uncertainties that could adversely affect our revenues and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist activities, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers (including sole-source suppliers) or customers in the U.S. and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the U.S., Australia, Brazil, China, France, Germany, Latvia, Mexico, the Philippines, Spain, and the United Kingdom., and our manufacturing partners’ facilities in Malaysia, Germany, Brazil, Romania, and Tunisia. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

China’s changing economic environment may impact our ability to do business in China.

In recent years, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, certain policies and other measures taken by the Chinese government to regulate the economy, such as China’s 2001 entry into World Trade Organization and the related relaxation of trade restrictions, which has lead to increased foreign investment and increased competition in China’s markets from other foreign companies, could also have a significant negative impact on economic conditions in China, which would result in an adverse impact on our business. In addition, although China is increasingly affording foreign companies and foreign investment enterprises established in China similar rights and privileges as Chinese domestic companies, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires that we establish and maintain effective internal controls over financial reporting. SOX 404 also requires us to include a management report of internal control over financial reporting in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting as of December 31, 2009, we are able to conclude that our internal control over financial reporting is effective. However, we cannot be certain that our internal control over financial reporting will remain effective in the future. Any future failure to maintain adequate internal control over our financial accounting and reporting could harm our operating results or could cause investors to lose confidence in our reported financial results or condition, which could adversely affect our business and the trading price of our common stock.

Our business may be negatively affected by the current global economic crisis.

The business and operating results of our products and services businesses have been and will continue to be affected by worldwide economic conditions and, in particular, conditions in the banking sector and other major industries we serve. The current economic climate, the credit market crisis, particularly the increased difficulty in securing credit, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy could impact our ability to sell and our customers’ ability to make capital expenditures, thereby affecting their ability to purchase our products. Additionally, customers in the financial services sector, which has been severely impacted by the credit crisis, have consolidated in response to the crisis, which could further impact our business by reducing our customer base. Certain of our retail customers who have seen significant dampening of consumer demand, could face increased financial pressures that could impact their capital expenditures.

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

The extent of the impact of the global economic crisis depends on a number of factors, including whether and when the U.S. economy and the global economy generally, will emerge from the severe recession. If the global economic recession continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

Our integration of future acquisitions we may make involves numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

We have in the past and may in the future make acquisitions and strategic investments in related businesses, technologies, products or services. Acquisitions and investments involve various risks such as the following:

•       the inability to assimilate the technologies, operations and personnel of the acquired business;

•       the potential disruption of our existing business, including the diversion of management attention and the redeployment of resources;

•       the loss of customers;

•       the possibility of our entering markets in which we have limited prior experience;

•       the loss of key employees of the acquired business;

•       the necessity to respond to and negotiate with local labor unions or other organized labor associations, which may cause delays with and obstacles to our implementation of business initiatives; and

•       the inability to obtain the desired strategic and financial benefits from the acquisition.

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

The markets in which we operate are maturing and highly competitive. Increased competition from manufacturers or distributors of products similar to or competitive with ours, or from service providers that provide services similar to ours, could result in price reductions, extended terms, free services, lower margins and loss of market share. In some markets, we may sell products with negative margins to large customers who have existing service contracts that generate contractual services revenues at positive margins over a multi-year period. Such transactions may negatively affect our revenues, margins and net income.

We expect to continue to experience significant and increasing levels of competition in the future. With respect to our products, we compete primarily on the basis of security, ease-of-use, product performance, price, features, quality, the availability of application software programs, the number of third-party network host and telecommunication system certifications we have obtained for our products and application programs, rapid development, release and delivery of software products, and customer support and responsiveness. Software products compete on the basis of security, functionality, scalability, price, quality and support.

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

Developing new products, services and technologies is a complex, uncertain process requiring innovation and accurate anticipation of technological and market trends. When changes to our products are announced, we will be challenged to manage possible shortened life cycles for existing products, continue to sell existing products and prevent customers from returning existing products. Our inability to respond effectively to any of these challenges may have a material adverse effect on our business and financial results.

We are subject to extensive industry standards and government regulations. Our failure to properly comply with these standards and regulations could adversely affect our production and sales.

Our product sales are subject to a substantial and complex array of industry driven standards and governmental regulation, both domestic and foreign, including, but not limited to:

•       industry standards imposed by EuroPay International, MasterCard International, VISA International, and others;

•       certification standards required for connection to certain public telecommunications networks;

•       U.S. Federal Communications Commission regulations;

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

We had a net loss of $6.9 million for the year ended December 31, 2009, a net loss of $85.4 million for the year ended December 31, 2008, and a net loss of $7.5 million for the year ended December 31, 2007. If the results of our continuing efforts to improve profitability, increase our cash flow and strengthen our balance sheet do not meet or exceed the expectations of securities analysts or investors, the price of our common stock will suffer.

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

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports and all future reports will comply in all material respects with the published SEC rules and regulations, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in a material adverse impact on the trading price of our common stock.

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

As of March 9, 2010, we had 54,647,787 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the NYSE. We also had outstanding, as of March 9, 2009, options and warrants to acquire an additional 4,622,361 and 10,544,000 shares, respectively, of our common stock. All of the shares underlying the outstanding options and warrants have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options and warrants, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

The issuance of warrants to purchase common stock as part of the TeT acquisition could result in a lowering of our stock price.

In accordance with the terms of our credit agreement with Francisco Partners II, L.P. (“Francisco Partners”), upon funding of the loan and the closing of the TeT acquisition on April 1, 2008, we granted Francisco Partners a five-year warrant to purchase approximately 10.5 million shares of our common stock at $5.00 per share. The warrant contains a cashless exercise provision. We have also filed a registration statement covering the shares of common stock underlying the warrant. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market (or the perception that these sales could occur) if the warrant is exercised once our common stock is trading above the warrant exercise price of $5.00 per share. Any such sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any issuance of common stock to the warrant holder upon exercise of the warrant would dilute the then-current common stockholders’ interests in our company.

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

The agreements governing our financing, including our $60.0 million credit agreement to partially fund the TeT acquisition and our $25.0 million revolving credit facility, contain various covenants and restrictions that, in certain circumstances, limit our ability and the ability of certain subsidiaries to:

•       grant liens on assets;

•       make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•       make investments (including investments in joint ventures);

•       merge, consolidate or transfer all or substantially all of our assets;

•       incur additional debt; or

•       engage in certain transactions with affiliates.

As a result of these covenants and restrictions, we may be limited in how we conduct our business and may be unable to raise additional debt, compete effectively, make investments or pursue available business opportunities. These covenants may adversely affect our ability to finance our future operations or capital needs. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

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

Our existing cash and short-term investments are available for operating requirements, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. While we believe existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, we may also consider incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit markets, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Americas

Our current corporate headquarters building is located in Scottsdale, Arizona.  The facility is 48,650 square feet, and the lease for this facility expires on June 23, 2018; however, we have the right to terminate the lease on June 23, 2015, provided we repay all unamortized tenant improvement costs and commission fees for unpaid rent. Our corporate headquarters serves as a shared cost center for all four of our geographic business segments.

In the U.S., we also lease offices in Atlanta, Georgia (currently subleased, which sublease expires in April 2010) and Savannah, Georgia, as well as a storage facility in Phoenix, Arizona. Internationally, we lease facilities in Brazil, Chile, Mexico and Puerto Rico for sales, support, representation, and research and development activities.

We also own an approximately 102,000 square foot facility in Brazil that is utilized for administrative, final assembly, warehouse, distribution, and sales and support services. We are currently soliciting buyers for this facility with plans to relocate to another site in Brazil.

NEMEA

We lease facilities in Belgium, Germany and Sweden for sales, support, representation, and research and development activities.

SEMEA

We lease facilities in France, Hungary, Latvia, Russia, Scotland, Spain, the United Arab Emirates, and the United Kingdom for sales, support, representation, and research and development activities.

Asia-Pacific

We lease facilities in Australia, China, Hong Kong, the Philippines, Singapore and Thailand for sales, support, representation, and research and development activities.

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

SPA Syspatronic AG v. Hypercom Corporation, et al.  (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“Syspatronic”) commenced this action against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “’862 Patent”) allegedly owned by Syspatronic. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. We also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the '862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the '862 Patent. In light of that construction, we believe that our accused products do not infringe the ’862 Patent. The Court has lifted the stay it ordered during the reexamination proceedings. The Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008)

CardSoft, Inc. and CardSoft (Assignment for the Benefit of Creditors), LLC (collectively “CardSoft”) filed this action against us and others in March 2008, alleging that certain of our terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ‘945 patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, we filed our answer, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. We also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. The Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011. This action is currently in the discovery stage.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley (“Shipley”), a former employee, filed this action against us in January 2009, alleging that we violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, we filed our answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that we unlawfully retaliated against her. In November 2009, we filed our answer, denying the material allegations of the amended complaint. In February 2010, we filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim. This action is currently in the discovery stage.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

RANGE OF SALES PRICES

	High	Low
Year Ended 12/31/09
First Quarter	$1.75	$0.89
Second Quarter	1.60	0.99
Third Quarter	3.32	1.37
Fourth Quarter	3.47	2.90

Year Ended 12/31/08
First Quarter	$5.12	$3.37
Second Quarter	5.18	4.17
Third Quarter	5.01	3.70
Fourth Quarter	3.78	0.57

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

As of March 9, 2010, we had approximately 102 stockholders of record of our common stock and approximately 4,200 beneficial stockholders of our common stock.

The information under the caption “Equity Compensation Plan Information as of Fiscal Year End” in our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end, is incorporated by reference into this Item 5.

Item 6. Selected Financial Data

The following table contains selected consolidated financial data for the five years ended December 31, 2009, derived from our audited consolidated financial statements. Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this Annual Report on Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Historical consolidated financial data may not be indicative of our future performance.

	Years Ended December 31,
	2009		2008	2007		2006		2005

Statements of Operations Data:
Net revenue	$406,903		$434,242	$289,527		$248,565		$245,223
Costs of revenue	278,469		310,433	214,848		159,540		172,091
Gross profit	128,434		123,809	74,679		89,025		73,132
Gross profit percentage	31.6%		28.5%	25.8%		35.8%		29.8%
Research and development	44,486		45,901	28,753		27,706		27,555
Selling, general and administrative	74,681		81,144	59,964		60,105		72,649
Impairment of goodwill and intangible assets	-		67,798 (b)	-		-		-
Amortization of purchased intangible assets	6,147		5,678	502		-		-
In-process research
and development	-		-	-		1,000	(d)	-
Gain on sale of real property	-		-	(3,796)		(2,953	) (e)	-
Total operating expenses	125,314		200,521	85,423		85,858		100,204
Income (loss) from operations	3,120		(76,712)	(10,744)		3,167		(27,072)
Income (loss) before discontinued
operations	(5,944)		(84,909)	(9,100)		4,737		(30,243)
Income (loss) from discontinued
operations	(924)		(494)	1,623		2,233		(3,123	) (f)
Net income (loss)	$(6,868	) (a)	$(85,403)	$(7,477	) (c)	$6,970		$(33,366	) (g)
Diluted income (loss) per share:
Income (loss) before discontinued
operations	$(0.11)		$(1.59)	$(0.17)		$0.09		$(0.58)
Income (loss) from discontinued operations	(0.02)		(0.01)	0.02		0.04		(0.06)
Diluted income (loss) per share	$(0.13)		$(1.60)	$(0.15)		$0.13		$(0.64)
Weighted average basic shares	53,526		53,321	52,927		53,248		52,395
Weighted average diluted shares	53,527		53,321	52,927		53,966		52,395
Balance Sheet Data at end of year:
Cash and equivalents	$55,041		$35,582	$76,925		$34,190		$35,940
Short-terms investments	-		499	4,988		47,228		57,951
Working capital	60,675		46,835	119,657		141,923		143,039
Total assets	306,888		306,300	250,244		236,716		238,914
Short and long-term debt, net of discount	56,076		48,769	-		-		8,377
Total stockholders' equity	90,896		93,788	174,499		178,931		170,774

(a)
For the year ended December 31, 2009, we recorded a net loss of $6.9 million ($0.13) per share. The net loss was principally due to our results during the first quarter in which we reported a net loss of $9.9 million. The first quarter was negatively impacted by the global economic downturn and the corresponding decrease in available credit to both businesses and consumers.

(b)
In December 2008, we recognized asset impairment charges totaling $67.8 million for 2008, primarily related to the write-off of goodwill and intangible assets from our acquisition of TeT on April, 1, 2008. See Note 4 to our consolidated financial statements.

(c)
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

(d)	In December 2006, we acquired TPI and incurred a $1.0 million charge for the acquired in-process research and development.

(e)	In September 2006, we completed the sale of our real property in Hong Kong for $5.2 million. We recorded a gain of approximately $3.0 million on the sale in the third quarter of 2006.

(f)
In the fourth quarter of 2005, we sold our U.K. lease portfolio (the “U.K. Lease Business”) as this leasing business did not align with our core business. As of December 31, 2005, the U.K. Lease Business’ operating results have been classified as discontinued operations in the statements of operations for all periods presented. We recognized a $6.6 million loss on the write-down of the U.K. Lease Business to its estimated fair value based on purchase offers received from potential buyers. See Note 6 to our consolidated financial statements included herein.

(g)
In 2005, we performed a comprehensive review of our financial performance; market strategy; products; product development and life cycle management; and employee, customer and vendor relationships. The objective of the business review was to create a plan to improve profitability and customer relations, transition more rapidly to 32-bit technology products, rationalize operations and reorganize our corporate structure. As a result of this business review, we recorded charges of $16.3 million to costs of revenue and $2.7 million to operating expenses during 2005.

See Note 24 to our consolidated financial statements included herein for a presentation of certain of the above information on a quarterly basis for each of the four quarters in the years ended December 31, 2009 and 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

There are numerous references to the impact of foreign currency translation in the discussion of our results of operations. Over the past several years, the exchange rates between the U.S. Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. When stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of the subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results as compared with the prior period. When the US Dollar weakens, the resulting impact is an increase in U.S. Dollars of reported results as compared with the prior period.

During 2009 we committed to a plan to divest a European leasing and service operation and are currently marketing it for sale. The results of this operation have been excluded from all continuing operating results included in our consolidated financial statements for all periods presented.

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

Revenue Recognition

Revenue is recognized when the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectability is reasonably assured.

We generally recognize products revenues, including sales to distributors and sales under sales-type leases, upon shipment of product. We recognize services revenues as services are provided and collection of invoiced amounts is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled substantive performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” We accrue for warranty costs, sales returns and other allowances at the time revenue is recognized.

Revenue from contracts with multiple element arrangements are recognized as each element is earned on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately or based on competitor prices for similar product or services.

We present revenues net of sales taxes and value-added taxes in our consolidated statement of operations.

Sales-Type Leases

Certain product sales made under lease arrangement are recorded as sales-type lease. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income includes interest and is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. Interest element is amortized to lease income using the effective interest method.

Stock-Based Compensation

We recognize compensation expense over the requisite service period for the fair-value of stock options and related awards. For stock options with graded vesting terms, we recognize compensation cost over the requisite service period using the accelerated method. The fair value of our stock-based awards is estimated at the date of grant using key assumptions such as future stock price volatility, expected terms, risk-free interest rates and the expected dividend yield. In addition, we estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. See Note 14 to our consolidated financial statements included herein for a further discussion of stock-based compensation.

Product Warranty

We accrue for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products and specific known product issues. Such estimates are based on historical experience and expectations of future costs. We periodically evaluate and adjust the accrued warranty costs to the extent actual warranty costs vary from the original estimates. Our warranty period typically extends from one to five years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates.

Legal and Other Contingencies

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

Costs Associated with Exit Activities

        We record costs associated with exit activities such as for employee termination benefits that represent a one-time benefit when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs. In addition, a portion of our restructuring costs are outside the U.S. related to expected employees terminations. We are required to record a liability for this cost when it is probable that we will incur the costs and can reasonably estimate the amount.

In addition, we account for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, and those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan.

Foreign Currency

Assets and liabilities of subsidiaries operating outside the U.S. with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss.

For subsidiaries operating outside the U.S. where the functional currency is U.S. Dollars, monetary assets and liabilities denominated in local currency are remeasured at year-end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Any gains or losses from foreign currency remeasurement are included in foreign currency loss on our consolidated statements of operation.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax laws (including rates) is recognized in income in the period that includes the enactment date. See Note 17 to the consolidated financial statements regarding the valuation reserve against our deferred tax assets.

We do not provide for federal income taxes on the undistributed earnings of our international subsidiaries because earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Impact of Recently Issued Accounting Pronouncements

See Note 2 to the consolidated financial statements for a discussion of recent accounting pronouncements.

2009 Overview of Financial Results

        The following overview highlights certain key events and factors impacting our financial performance for the year ended December 31, 2009.

        During 2009, our primary objectives were: (i) finalizing the integration of TeT; (ii) continuing our margin expansion through operational efficiencies; (iii) strengthening our liquidity; and (iv) expanding our market share through focus on certain geographies and specific product lines and services.

       The TeT integration is substantially complete. The information technology infrastructure and administrative functions are consolidated and operate under one enterprise resource planning system and we have made significant progress in the convergence of our product lines. Although the integration is substantially complete, we expect that our ability to offer common product offerings to all of our customers will continue to evolve, and therefore the benefits are not yet fully reflected in the financial results. We expect continued improvement in our gross margin in 2010 since these synergies will be in effect for the full year, and due to cost reductions from our restructuring of research and development in Europe to other regions. Our integration of TeT has allowed us to maintain our market share in European countries.

Also during 2009, we announced our intention to form a new venture with The McDonnell Group, Phoenix Managed Networks, LLC, which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. This transaction was completed in February 2010. We believe that the combination of our existing HBNet business and with the expertise provided by the McDonnell Group, will enhance our ability to expand market share and deliver strong returns for our investors and business partners.

During 2009, we committed to a plan to divest a European leasing and service operation and are currently marketing it for sale. The results of this operation have been excluded from all continuing operating results included in our consolidated financial statements for all periods presented.

Net revenues for the year ended December 31, 2009 were $406.9 million, a 6.3% decrease over the year ended December 31, 2008. The primary reasons for the decrease were the following: (i) reduced demand in our countertop and PIN pad products in the Americas and Asia-Pacific; (ii) our exit of a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009; and (iii) lower foreign currency exchange rates on foreign denominated revenue primarily in Europe. These factors were offset by new Brazil products revenues and incremental revenues from the acquisition of TeT, which was not included in our results for the first quarter of 2008 since the acquisition occurred on April 1, 2008.

        Gross profit for the year ended December 31, 2009 was $128.4 million or 31.6% of revenue, compared to $123.8 million or 28.5% of revenue for the year ended December 31, 2008. Gross margin, net of amortization of purchased intangible assets, for the year ended December 31, 2009 includes a 35.0% product gross margin and a 23.4% service gross margin, compared to product and service gross margins of 31.5% and 22.7%, respectively, for the same period in 2008. The increase in product gross margin was due to improved contract manufacturing pricing, a favorable product mix selling higher margin networking and unattended products, as well as the lack of transition costs for our move to third party manufacturing during 2009, compared to 2008. The increase in service gross margin is a result of primarily higher margin services revenues in Europe from the TeT acquisition and the exit of a marginally profitable $18.0 to $20.0 million annual-revenue service contract in Brazil during the third quarter of 2009.

        During 2009, we recorded a net loss of $6.9 million or ($0.13) per share, which was a significant improvement over our 2008 results where we incurred a net loss of $85.4 million or ($1.60) per share. The 2009 net loss was principally due to our results during the first quarter in which we reported a net loss of $9.9 million. The first quarter was negatively impacted by the global economic downturn and the corresponding decrease in available credit to both businesses and consumers, as well as a general retail slowdown in the Americas.

        In 2009, we incurred employee severance and related charges as a result of the following initiatives:

•	Reorganization of our service businesses in Australia and Brazil;
•	Consolidation of our United Kingdom operations in the Salisbury facility, resulting in the closing of the Woking facility;
•	Reorganization of our operations in Asia-Pacific;
•	Reorganization of our management team in our offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of our research and development activities in Europe.

        As a result of these actions, we incurred charges of $3.0 million in 2009. Of the $3.0 million, $1.3 million was recorded in costs of revenue and $1.7 million was recorded in operating expenses.

        We expect to pay the remaining $1.0 million associated with the employee severance and benefits related charges in 2010. We also expect to incur additional restructuring charges of approximately $1.1 million in 2010 as a result of these initiatives.

        While we believe our results in 2009 are due to the challenging global economic conditions, our results for the last three quarters of 2009 demonstrate that we have made progress by expanding our customer base, improving our margins and profitability, and generating significant cash flow.  We continue to see signs of improvement in the global economy. Although we see competitive pressures on a global basis, as we and our major competitors try to maintain and expand our respective market shares, we expect to continue to gain market share with our Optimum product line. These pressures will generally serve to decrease average prices for certain products within certain geographies for the foreseeable future. We are tightly controlling operating expenses and continuing to improve our supply chain, while remaining focused on delivering the highest security and first class quality solutions to our customers. As part of our effort to improve gross margin, we intend to move to a joint development manufacturing model where we will provide hardware specifications to a third party to design, develop and manufacture certain hardware. We will continue to develop our software to the highest level of security and compliance. We will also manage our balance sheet and leverage our working capital to help meet the objectives of our key initiatives in light of the current global economic environment.

Comparison of Years Ended December 31, 2009 and 2008

	2009	% of Revenue	2008	% of Revenue	Dollar Change
(Amounts in thousands, except share and per share data)
Net revenue:
Products	$303,999	74.7%	$320,692	73.9%	$(16,693)
Services	102,904	25.3%	113,550	26.1%	(10,646)
Total net revenue	406,903	100.0%	434,242	100.0%	(27,339)
Costs of revenue:
Products	197,763	48.6%	219,575	50.6%	(21,812)
Services	77,815	19.1%	87,783	20.2%	(9,968)
Amortization of purchased intangible assets	2,891	0.7%	3,075	0.7%	(184)
Total costs of revenue	278,469	68.4%	310,433	71.5%	(31,964)
Gross profit:
Products	106,236	26.1%	101,117	23.3%	5,119
Services	25,089	6.2%	25,767	5.9%	(678)
Amortization of purchased intangible assets	(2,891)	(0.7)%	(3,075)	(0.7)%	184
Total gross profit	128,434	31.6%	123,809	28.5%	4,625
Operating expenses:
Research and development	44,486	10.9%	45,901	11.3%	(1,415)
Selling, general and administrative	74,681	18.4%	81,144	19.9%	(6,463)
Impairment of goodwill and intangible assets	-	0.0%	67,798	16.7%	(67,798)
Amortization of purchased intangible assets	6,147	1.5%	5,678	1.4%	469
Total operating expenses	125,314	30.8%	200,521	49.3%	(75,207)
Income (loss) from operations	3,120	0.8%	(76,712)	(20.8)%	79,832
Interest income	296	0.1%	1,466	0.4%	(1,170)
Interest expense	(10,990)	(2.7)%	(6,822)	(1.7)%	(4,168)
Foreign currency gain (loss)	411	0.1%	(1,821)	(0.4)%	2,232
Other income	390	0.1%	191	0.0%	199
Non-operating expense	(9,893)	(2.4)%	(6,986)	(1.7)%	(2,907)
Loss before income taxes and
discontinued operations	(6,773)	(1.7)%	(83,698)	(19.3)%	76,925
Income tax benefit (provision)	829	0.2%	(1,211)	(0.3)%	2,040
Loss before discontinued operations	(5,944)	(1.5)%	(84,909)	(19.6)%	78,965
Loss from discontinued operations	(924)	(0.2)%	(494)	(0.1)%	(430)
Net loss	$(6,868)	(1.7)%	$(85,403)	(19.7)%	$78,535

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.11)		$(1.59)
Income (loss) from discontinued operations	(0.02)		(0.01)
Basic and diluted income per share	$(0.13)		$(1.60)

Net Revenues

Net revenues decreased approximately $27.3 million or 6.3% in 2009 compared to 2008. The decrease was comprised of $16.7 million or 5.2% in products revenues, and $10.6 million or 9.4% in net services revenues.

The $16.7 million decrease in products revenues during 2009 is principally the result of decreases in countertop and PIN pad products in the Americas and Asia-Pacific. Countertop revenue in North America decreased $18.1 million as a result of the retail slowdown in the U.S. and weak global economic environment. Also, countertop revenue in Asia-Pacific decreased $3.7 million due to the global recession. These reductions were partially offset by an increase of $5.7 million of new products revenues related to our decision in 2009 to begin selling products into the Brazilian market, and by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

The $10.6 million decrease in services revenues during 2009 is due primarily to our exit of a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009. This reduction was partially offset by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

Costs of Revenue and Gross Profit

 Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, and inventory valuation provisions. Costs of revenue also include amortization of certain intangible assets. Total gross profit as a percent of revenue increased to 31.6% during 2009 from 28.5% during 2008.

Products Gross Profit

Products gross profit excluding amortization was 34.9% in 2009 compared to 31.5% in 2008. The products gross profit increase is principally due to higher gross margins on TeT product sales, changes in product mix for countertop, mobile, and multilane products, as well as cost reductions gained from our third party contract manufacturers. In addition, gross profit in 2008 was negatively impacted by costs associated with the shut down of our China manufacturing plant totaling approximately $2.5 million and additional liabilities recorded of approximately $4.2 million primarily related to excess components at our third-party contract manufacturers.

Services Gross Profit

        Services gross profit excluding amortization was 24.4% in 2009 compared to 22.7% in 2008. The increase in the gross profit percentage from 2009 to 2008, is principally due to the decision to exit a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009 combined with a $1.0 million extended warranty sale to a third party that met the criteria of revenue. This was partially offset by $1.3 million of restructuring charges incurred in Brazil and Australia.

Operating Expenses

Research and development — Research and development expenses as a percent of revenue were 10.9% in 2009 compared to 10.6% in 2008.  Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses decreased approximately $1.4 million or 3.1% in 2009 compared to 2008, primarily due to $2.2 million of lower professional expenses for projects in Germany. This decrease was offset by additional expenses from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

Selling, general and administrative — Selling, general and administrative expenses as a percent of revenue was 18.4% for 2009 and 18.7% for 2008. Sales and marketing expenses, administrative personnel costs, and facilities operations are the primary components of selling, general and administrative expenses. Selling, general and administrative expense decreased approximately $6.5 million or 8.0% in 2009 compared to 2008. The decrease is primarily due to lower integration costs from the TeT acquisition, including reductions of $2.0 million in professional fees and $1.5 million of legal expenses. In addition as part of our continued effort to reduce costs there were reductions of $1.5 million of travel and entertainment and $0.7 million in marketing expenses. Stock-based compensation expense decreased by $1.5 million primarily due to lower fair value of new grants due to the decrease in our share price. Also, due to lower revenue in 2009 when compared to 2008, commission expense decreased by $1.9 million. These were offset by a $2.0 million increase in bonus expense and $1.1 million of depreciation expense related to development expenses for internal use software as a result of our integration of TeT.

        Impairment of goodwill and intangible assets — We performed our annual goodwill impairment test during the fourth quarter of 2009 and determined that there was no impairment needed as of December 31, 2009. During the fourth quarter of 2008, we concluded that the economic environment and the significant declined in our share price compared to our net book value represented significant adverse events, and therefore, we evaluated our goodwill and long-lived assets for impairment as of December 31, 2009.  Our evaluation of goodwill and long-lived assets resulted in the recognition of asset impairment charges totaling $67.8 million for 2008, primarily related to our acquisition of TeT on April, 1, 2008.

Amortization of purchased intangibles — Amortization of purchased intangibles expense decreased approximately $0.2 million or 6.0% in 2009, compared to 2008, primarily related to lower exchange rates.

Interest income, interest expense, and foreign currency

We recognized $0.3 million in interest income in 2009 compared to $1.5 million in 2008. This decrease is principally attributable to lower average cash, cash equivalent, and short-term investment balances in 2009 compared to 2008 due to the acquisition of TeT.

 We incurred interest expense of $11.0 million in 2009 compared to $6.8 million in 2008. The increase in interest expense is primarily due to the acquisition financing of TeT that occurred on April 1, 2008.  Interest expense includes amortization of the fair value of warrants that were accounted for as a debt discount, resulting in additional interest expense of $6.7 million in 2009 and $4.6 million in 2008. In December 2009, we made an early repayment of $3.0 million of our debt to Francisco Partners and, as a result, we incurred additional non-cash interest expense of $0.5 million in the fourth quarter of 2009.

Foreign currency income (loss) totaled $0.4 million in 2009 compared with $(1.8) million in 2008. The increase in foreign currency income is principally attributable to net favorable movements of currencies.

Income tax benefit (expense)

Federal, state and foreign taxes resulted in a benefit of $0.8 million in 2009 compared to an expense of $1.2 million in 2008. The income tax benefit for 2009 is primarily related to a $2.7 million reversal of a deferred tax liability in the United Kingdom, offset by $1.7 million of income taxes, interest and penalties related to uncertain tax positions in other foreign tax jurisdictions.

During 2009, we continued to provide a valuation allowance on substantially all of our deferred tax assets. That valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability requirements of the accounting standards. Due to our net operating loss position and our valuation allowance against our deferred tax assets, the consolidated effective tax rates for 2009 and 2008 are not meaningful.

Comparison of Years Ended December 31, 2008 and 2007

	2008	% of Revenue	2007	% of Revenue	Dollar Change
(Amounts in thousands, except share and per share data)
Net revenue:
Products	$320,692	73.9%	$206,360	71.3%	$114,332
Services	113,550	26.1%	83,167	28.7%	30,383
Total net revenue	434,242	100.0%	289,527	100.0%	144,715
Costs of revenue:
Products	219,575	50.6%	149,787	51.7%	69,788
Services	87,783	20.2%	64,734	22.4%	23,049
Amortization of purchased intangible assets	3,075	0.7%	327	0.1%	2,748
Total costs of revenue	310,433	71.5%	214,848	74.2%	95,585
Gross profit:				0.0%
Products	101,117	23.3%	56,573	19.5%	44,544
Services	25,767	5.9%	18,433	6.4%	7,334
Amortization of purchased intangible assets	(3,075)	(0.7)%	(327)	(0.1)%	(2,748)
Total gross profit	123,809	28.5%	74,679	25.8%	49,130
Operating expenses:
Research and development	45,901	10.6%	28,753	9.9%	17,148
Selling, general and administrative	81,144	18.7%	59,964	20.7%	21,180
Impairment of goodwill and intangible assets	67,798	15.6%	-	0.0%	67,798
Amortization of purchased intangible assets	5,678	1.3%	502	0.2%	5,176
Gain on sale of real property	-	0.0%	(3,796)	(1.3)%	3,796
Total operating expenses	200,521	46.2%	85,423	29.5%	115,098
Loss from operations	(76,712)	(17.7)%	(10,744)	(3.7)%	(65,968)
Interest income	1,466	0.3%	3,954	1.4%	(2,488)
Interest expense	(6,822)	(1.6)%	(122)	0.0%	(6,700)
Foreign currency loss	(1,821)	(0.4)%	(1,685)	(0.6)%	(136)
Other income (expense)	191	0.0%	(25)	0.0%	216
Non-operating income (expense)	(6,986)	(1.6)%	2,122	0.7%	(9,108)
Loss before income taxes and
discontinued operations	(83,698)	(19.3)%	(8,622)	(3.0)%	(75,076)
Income tax provision	(1,211)	(0.3)%	(478)	(0.2)%	(733)
Loss before discontinued operations	(84,909)	(19.6)%	(9,100)	(3.1)%	(75,809)
Income (loss) from discontinued operations	(494)	(0.1)%	1,623	0.6%	(2,117)
Net loss	$(85,403)	(19.7)%	$(7,477)	(2.6)%	$(77,926)

Basic and diluted income (loss) per share:
Loss before discontinued operations	$(1.59)		$(0.17)
Income (loss) from discontinued operations	(0.01)		0.03
Basic and diluted income per share	$(1.60)		$(0.14)

Net Revenues

Net revenues increased approximately $144.7 million or 50.0% in 2008 compared to 2007. This increase was comprised of an increase of $114.3 million or 55.4% in products revenues, and $30.4 million or 36.5% in services revenues.

Of the $114.3 million increase in products revenues during 2009, $109.5 million is attributable to the acquisition of TeT. Excluding the additional TeT products revenues, the increase in products revenues of $4.9 million is a result of increases in unattended sales in SEMEA and $3.2 million in Asia-Pacific.  Other increases in revenue were due primarily to increases in multi-lane sales in the Americas and NEMEA of $5.3 million offset primarily by decreases in mobile sales in the Americas and SEMEA of $4.5 million.

Of the $30.4 million increase in services revenue during 2008, the majority is attributable to the acquisition of TeT. Other areas of changes in the services revenue were due to growth in our service operations due to higher volume type services in Brazil of $6.1 million offset by a decline of $5.0 million in Mexico as the result of the loss of a significant service contract whereby our customer was acquired and changed their outsource strategy.  Offsetting this net increase was the billing and collection of past service contract fees in Brazil during 2007 of $4.6 million. This collection did not re-occur during 2008.

Costs of Revenue and Gross Profit

 Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication cost, and inventory valuation provisions. Costs of revenue also include amortization of certain intangible assets. Total gross profit as a percent of revenue increased to 28.5% during 2008 from 25.8% during 2007. Amortization expense included in costs of revenue increased by $2.7 million or 840.4% in 2008 compared to 2007 due to the acquisition of TeT on April 1, 2008.

Products Gross Profit

Products gross profit excluding amortization was 31.5% in 2008 compared to 27.4% in 2007. The products gross profit increase is principally due to higher gross margins on TeT product sales, changes in product mix for countertop, mobile, and multilane products, as well as efficiencies gained in 2009 from transitioning to contract manufacturing during the first half of 2008. Offsetting some of those gains in margin in 2008 were costs associated with the shut down of our China manufacturing plant totaling approximately $2.5 million and excess inventory contingencies of approximately $4.2 million related to excess components at our third-party contract manufacturers. We expect to see continued efficiencies gained from our move to a contract manufacturing model in the future, although actual results may be materially different than our expectations. In addition, gross profit in 2007 was negatively impacted by approximately $9.6 million of charges for inventory not in compliance with industry security standards as well as other costs to begin the transition to contract manufacturing.

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

Operating Expenses

Research and development — Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased approximately $17.2 million or 59.6% in 2008 compared to 2007, primarily related to the acquisition of TeT. Excluding TeT, research and development expenses decreased $5.5 million from 2007 to 2008, primarily due to the re-prioritization of projects of $2.6 million, lower consulting fees of $1.1 million and lower salaries, bonus and severance of $2.8 million. Research and development expenses as a percent of revenue were 10.6% in 2008 compared to 9.9% in 2007. The increase as a percentage of revenue is due to the acquisition of TeT and the research and development expenditures needed to support the maintenance of two product lines.

        Selling, general and administrative — Sales and marketing expenses, administrative personnel costs, and facilities operations make up the selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $22.0 million or 36.7% in 2008 compared to 2007, primarily related to the acquisition of TeT. Excluding TeT, selling, general and administrative expenses would have increased by $1.4 million, primarily due to an increase in professional fees of $1.8 million principally from legal expenses, increase in salary of $1.2 million principally from human resources and information technology headcount, increase in depreciation of $0.7 million and commissions of $0.8 million. These were offset by decreases in bad debt expense of $2.2 million and bonus of $1.1 million. As a percent of revenue, selling, general and administrative expenses was 18.7% for 2008 and 20.7% for 2007. This decrease was primarily due to operating expense synergies related to the acquisition of TeT.

        Impairment of goodwill and intangible assets — During the fourth quarter of 2008, we concluded that the current economic environment and the significant declines in our share price compared to our net book value represented significant adverse events, and therefore, we evaluated our goodwill and long-lived assets for impairment as of December 31, 2008.  Our evaluation of goodwill and long-lived assets resulted in the recognition of asset impairment charges totaling $67.8 million for 2008, primarily related to our acquisition of TeT on April, 1, 2008.

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

Income tax expense

Income tax expense for federal, state and foreign taxes was $1.2 million and $0.5 million for the years ended 2008 and 2007, respectively. The increase in income tax expense was due to taxable income in NEMEA and SEMEA, and taxable income in Brazil, which by law could not be offset against prior net operating loss carryforwards.

During 2008, we continued to provide a valuation allowance on substantially all of our deferred tax assets. That valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable. Due to our net operating loss position and our valuation allowance against our deferred tax assets, the consolidated effective tax rates for 2008 and 2007 are not meaningful.

Segment and Geographic Information

During the fourth quarter of 2008, we initiated organizational changes, made enhancements to our internal management reporting, and began to report information pertaining to four business segments as follows: (i) the Americas, (ii)  NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas consist of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. NEMEA consists of Germany, Austria, Scandinavia, and the Benelux countries. SEMEA consists of France, Spain, the United Kingdom, Ireland, Eastern Europe, Russia, the Middle East, and Africa. Asia-Pacific consists of China, India, Japan, Korea, Southeast Asia, Australia, and New Zealand. Prior year segment data has been restated for comparative purposes.

Our Chief Operating Decision Maker (“CODM”) is our CEO. The CODM has access to discrete financial information for each of the above-mentioned business segments regarding revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment, and indirect operating expenses consisting of global shared cost centers, such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation.  Our operations are managed by Managing Directors (“MDs”) for each business segment.  These MDs have responsibility for all business activities and combined operating results of their business segment and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their overall business segment.

Our products revenues relate primarily to the sale of terminals, peripheral devices, and transaction networking devices. Our services revenues are comprised of asset management services, trusted transaction services and payment solutions, as described in Part I to this Annual Report on Form 10-K. No other type of revenue exceeded 10% of our consolidated net revenues in 2009, 2008 or 2007.

	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Net revenue:
Americas	$123,746	30.4%	$160,038	39.3%	$158,539	36.5%
NEMEA	102,492	25.2%	90,104	22.1%	16,400	3.8%
SEMEA	131,505	32.3%	133,210	32.7%	64,984	15.0%
Asia-Pacific	49,160	12.1%	50,890	12.5%	49,604	11.4%
Total net revenue	$406,903	100.0%	$434,242	100.0%	$289,527	100.0%

Operating income:
Americas	$21,130	5.2%	$16,278	3.7%	$20,312	7.0%
NEMEA	19,267	4.7%	(6,060)	(1.4)%	5,959	2.1%
SEMEA	24,676	6.1%	(8,490)	(2.0)%	14,899	5.1%
Asia-Pacific	9,049	2.2%	4,368	1.0%	11,386	3.9%
Shared Cost Centers	(71,002)	(17.4)%	(82,808)	(19.1)%	(63,300)	(21.9)%
Total operating income (loss)	$3,120	0.8%	$(76,712)	(17.7)%	$(10,744)	(3.7)%

Comparison of Years Ended December 31, 2009 and 2008

Net revenues for the Americas were $123.8 million in 2009 compared to $160.0 million in 2008. The $36.3 million reduction in net revenues is principally due to decreases of $18.1 in countertop and $3.4 million in PIN pad products in North America as a result of the retail slowdown in the U.S. and weak global economic environment. The decrease in the Americas net revenues was also attributable to a decrease in services revenues of $17.9 million in Brazil, primarily due to our exit of a marginally profitable service contract with a large customer. These decreases were partially offset an increase of $5.7 million of new products revenues related to our decision in 2009 to resume the sale of products in Brazil.

Net revenues for NEMEA were $102.5 million in 2009 compared to $90.1 million in 2008. The $12.4 million increase in net revenues is principally due to incremental revenue not included in the first quarter of 2008 related to our TeT acquisition. This increase was partially offset by lower exchange rates on our revenue denominated in foreign currencies.

Net revenues for SEMEA were $131.5 million in 2009 compared to $133.2 million in 2008. The $1.7 million decrease in net revenues is principally due to reductions of $3.0 million in countertop products in Central Eastern Europe, $2.1 million in countertop products in Hungary and $2.5 million in countertop products in Russia. Also, revenue was negatively impacted by lower exchange rates on our revenue denominated in foreign currencies. These reductions were offset by an increase of $5.1 million for mobile products in the U.K and by incremental revenue not included in the first quarter of 2008 related to our TeT acquisition.

Net revenues for Asia-Pacific were $49.2 million in 2009 compared to $50.9 million in 2008. The $1.7 million reduction in net revenues is principally due to reductions of $3.1 million of countertop products in Hong Kong and $1.0 million in networking products in China. These were partially offset by increases of $1.6 million and $1.0 million of mobile products in Australia and Hong Kong, respectively.

Operating Income

Operating income for the Americas was $21.1 million in 2009 compared to $16.3 million in 2008. The $4.9 million increase is primarily due to a $6.4 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009. This increase was partially offset by a $1.1 million extended warranty sale to a third party that was recognized in 2009.

 Operating income for NEMEA was $19.3 million in 2009 compared to a loss of $6.1 million in 2008. The $25.3 million increase is primarily due to a $24.4 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009. Also, 2009 benefited from an $8.7 million increase in revenue in 2009 as well as incremental operating income not included in the first quarter of 2008 related to our TeT acquisition, partially offset by lower foreign exchange rates.

Operating income for SEMEA was $24.7 million in 2009 compared to a loss of $8.5 million in 2008. The $33.2 million improvement is primarily due to a $32.4 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009. Also, 2009 benefited from incremental operating income not included in the first quarter of 2008 related to our TeT acquisition, partially offset by lower foreign exchange rates.

Operating income for Asia-Pacific was $9.1 million in 2009 compared to $4.4 million in 2008. The $4.7 million increase is primarily due to a $4.5 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009.

Shared cost center expenses were $71.0 million in 2009 compared to $82.8 million in 2008. The $11.8 million decrease is primarily due to lower integration costs from the TeT acquisition, including reductions of $2.0 million in professional fees and $1.5 million of legal expenses. In addition, as part of our continued effort to reduce costs there were reductions of $0.7 million in global marketing expenses and $2.2 million of lower global research and development professional expenses. Stock-based compensation expense decreased by $1.5 million, primarily due to lower fair value associated with stock options granted in 2009.

Comparison of Years Ended December 31, 2008 and 2007

Net Revenues

The Americas net revenues increased in 2008 compared to 2007, principally as a result of increases in countertop and multilane products in North America and increases in services revenues in Brazil.  Offsetting these increases were declines in countertop revenue in Brazil, as we discontinued local manufacturing and sales activities in the third quarter of 2007, as well as a collection of $4.6 million from a past service contract that had been previously written off during 2007.  This did not re-occur in 2008.  NEMEA and SEMEA net revenues increased due to the acquisition of TeT during the year.

Operating Income

The Americas operating income increased in 2008 compared to 2007, principally as a result of increased product sales activity in North America and services revenues in Brazil.  In addition, 2007 was negatively impacted by increased inventory reserves related to excess non-compliant PCI inventory.  NEMEA and SEMEA operating profit increased in 2008 compared to 2007, principally as a result the acquisition of TeT during the year, which was more than offset by the write-down of goodwill and intangible assets within these regions.   Asia-Pacific operating income decreased in 2008 compared to 2007, principally as a result of the sales mix and declines in our Australian service margins.  In addition, the operating income decreased due to the write-down of goodwill within this region.

Shared cost center expenses increased in 2008 compared to 2007, principally as a result of an increase in costs incurred for due diligence and acquisition related expenses of $8.3 million and global research and development of $4.7 million related to our acquisition of TeT, and stock-based compensation of $1.6 million offset by decreases in operations management of $4.6 million as a result of our transition to third-party contract manufacturing during 2008.

Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit or other debt facilities. During 2009, our primary source of cash was cash generated by our operating activities. Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements, and to fund working capital, capital expenditures and business development efforts, will depend on our ability to generate cash from operating activities, which in turn is subject to, among other things, future operating performance, as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.  We have available to us, upon compliance with certain conditions, a revolving credit facility, less any letters of credit outstanding under the sub-line of the revolving credit facility. Availability under our revolving credit facility for cash and outstanding letters of credit was $14.9 million as of December 31, 2009, after deducting outstanding letters of credit of $3.1 million under this revolving line of credit at December 31, 2009.

Cash flows from operating activities

Cash provided by operating activities is comprised of net income (loss) from continuing operations adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by continuing operating activities totaled $30.6 million for 2009, compared to cash provided by operating activities of $22.2 million for 2008, a year-over-year increase of $8.3 million. The increase in cash provided by operations is principally related to changes in operating assets and liabilities and a reduction in our net loss before discontinued operations from $84.9 million in 2009 to $5.9 million in 2008.

Changes in operating assets and liabilities and the related impact on our operating cash flows consist of the following:

	2009	2008	Change

Accounts receivable	$14,981	$5,464	$9,517
Inventories	(1,808)	(7,371)	5,563
Accounts payable	(1,874)	(4,333)	2,459
Other	(7,008)	5,492	(12,500)
Increase (decrease) in operating assets and liabilities	$4,291	$(748)	$5,039

The net increase in cash was due to improved collection of our accounts receivable, partially offset by a decrease in accounts payable and other accrued expenses.

Cash flows used in investing activities

Cash flows used in investing activities of $10.0 million consist principally of capital expenditures for property, plant and equipment of $8.1 million and a partial payment $2.1 million for the working capital adjustment related to the acquisition of TeT during 2008.

The capital expenditures were principally for upgrades to computer software and hardware related to the TeT acquisition, manufacturing tools and equipment related to new product launches and our move to contract manufacturing, and expenditures related to outfitting the new corporate headquarters. Depending on the global economic environment, we intend to spend approximately $8.0 million to $10.0 million over the next 12 months for capital expenditures related to computer software to further integrate the TeT product line and for manufacturing tools and equipment for new product launches.

Cash flows from financing activities

Cash flows used in financing activities of $3.0 million consist of payments made to Francisco Partners for partial, early extinguishment of the debt financing related to the TeT acquisition.

Projected liquidity and capital resources

At December 31, 2009, cash and cash equivalents were $55.0 million. The amount of consolidated cash is subject to intra-month and seasonal fluctuations and includes balances held by subsidiaries worldwide that are needed to fund their operations.

On January 15, 2008, we entered into a loan agreement that provides for a revolving credit facility of up to $25.0 million with the ability to borrow up to $40 million if certain conditions are met. Available borrowings under the loan agreement are subject to borrowing base calculations based on the value of eligible inventory and accounts receivable. The loan agreement includes customary covenants and certain negative covenants prohibiting the occurrence of certain types of debt, limiting capital expenditures or disposing of assets. The obligations under the revolving credit facility are secured by the inventory and accounts receivable of certain of our subsidiaries in the U.S. and the U.K. The remaining balance of our consolidated assets are unencumbered under the loan agreement and, if needed, may be used as collateral for additional debt. All amounts outstanding under this agreement are due on January 15, 2011.

On February 10, 2010, the Loan Agreement was amended to allow us to enter into a transaction between our former subsidiary, HBNet, and The McDonnell Group, as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at our option, at either: (i) LIBOR plus 200 or 250 basis points; or (ii) the bank’s prime rate plus 50 or 75 basis points depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation. All amounts outstanding under the Loan Agreement continue to be due on January 15, 2011. The forgoing description of the amendment to the Loan Agreement is qualified in its entirety by reference to the complete terms and conditions of the amendment to the Loan Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.19 and is incorporated by reference herein.

        During the second quarter of 2008, we completed the acquisition of TeT for approximately $150.5 To fund the acquisition, on February 13, 2008, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at our election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded by an affiliate of Francisco Partners, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due March 31, 2012.

        Based on past performance and current expectations, we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility or other financing options, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations and our TeT acquisition debt requirement through the next year.  Should operating results prove unfavorable, we may need to obtain additional capital sources to meet our short-term liquidity and capital resource requirements.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$-	$-	$85,324	$-	$-
Operating leases	16,128	3,986	4,458	2,800	4,884
Minimum purchase obligations(1)	33,234	33,234	-	-	-
Total	$49,362	$37,220	$89,782	$2,800	$4,884

(1)
Minimum purchase obligations include all outstanding obligations to purchase goods or services from our contract manufacturers and other suppliers at December 31, 2009 including agreements that are cancelable without penalty and agreements that are enforceable and legally binding. We estimate that approximately 98% of the outstanding purchase obligations at December 31, 2009 are non-cancelable due to the customized nature of the order and the long lead time requirements.

(2)	Our long-term debt obligation includes principal and accrued interest through the maturity of the debt in 2012.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

2010 Outlook

We believe that our 2009 initiatives will improve our financial performance in 2010. We expect revenues to grow while continuing to control existing operating expenses. Beginning in the second quarter of 2010, we anticipate releasing our next generation products using a joint development manufacturing model and over time we expect to increase product gross margin as revenue from these products become meaningful to our overall revenue. We also expect our gross margin to improve as the overall economy improves and our markets continue to recover. We are also in the process of restructuring our existing service businesses to increase service gross margin and we also intend to expand our software solutions to grow revenue and increase service gross margin. In order to increase the software-related resources to support higher software and solutions revenue while also controlling operating expenses, beginning in the fourth quarter of 2009, we opened a new low-cost research and development center in the Philippines and we intend to employ up to 100 developers there by the end of 2010.

        We expect to continue to see competitive pressures on a global basis as we try to maintain and expand our market share. These pressures will generally serve to decrease average selling prices for certain products within certain geographies   We will continue to manage our balance sheet and leverage our working capital to help achieve of our key initiatives and in response to the global economic environment in 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2009, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.

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

A substantial portion of our revenue and capital spending is transacted in either U.S. Dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. In March 2009, we suspended hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for 2010. Prior to our decision to suspend hedging in March 2009, we hedged the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. We also entered into hedge contracts to mitigate certain significant transactional exposures. Financial hedging instruments were limited by our previous policy regarding foreign currency forward or option contracts and foreign currency debt. At December 31, 2009, we had no foreign currency forward contracts.

We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Item 1A, Risk Factors — International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results” elsewhere in this Annual Report on Form 10-K.

At present, all of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at December 31, 2009.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms. They are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over Hypercom’s financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, and with the participation of other management, Hypercom conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled Internal Control — Integrated Framework.

Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hypercom Corporation

We have audited Hypercom Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, Hypercom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hypercom Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Hypercom Corporation, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 12, 2010

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following are our executive officers as of March 9, 2010:

Name	Age	Title	Other Business Experience since 1/1/2005
Philippe Tartavull	52	Chief Executive Officer and President (since December 2007)	Director, Hypercom Corporation (since December 2007 and April 2006 – January 2007); President and Chief Operating Officer, Hypercom Corporation; President, Oberthur Card Systems, USA

Thomas B. Sabol	51	Chief Financial Officer (since April 2009)	Chief Financial Officer, Suntron Corporation; Chief Financial Officer, Wolverine Tube Corporation

Henry Gaillard	49	Senior Vice President, Global Operations (since April 2008)
Chief Operating Officer, Thales e-Transactions, a division of the Thales Group; Chief Executive Officer, Thales Navigation (Magellan); Chief Operating Officer and General Manager of the Consumer Business Unit, Thales Navigation (Magellan)

Scott Tsujita	46	Senior Vice President, Finance, Treasury and Investor Relations (since October 2003)

Douglas J. Reich	66	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)

The additional information required by this item regarding our directors, audit committee and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

We have adopted a code of ethics that applies to all directors, officers and employees of our company, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or persons performing similar functions. A copy of our Code of Ethics is available on our website at www.hypercom.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or persons performing similar functions, by disclosing such information on our website.

Item 11.  Executive Compensation

Information required in response to this item is incorporated by reference to our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required in response to this item is incorporated by reference from our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required in response to this item is incorporated by reference from our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 14.  Principal Accountant Fees and Services

Information required in response to this item is incorporated by reference from our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.       The following documents are filed as part of this Annual Report on Form 10-K:

(1)Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or the notes thereto. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

(3) Exhibits
See Exhibit Index beginning on page 100 of this Annual Report on Form 10-K.

b.       See Item 15(a)(3) above.

c.       See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

        HYPERCOM CORPORATION

        By: /s/ Philippe Tartavull
        Philippe Tartavull
        Chief Executive Officer and President

        Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2010.

Signature	Title

Principal Executive, Financial and
Accounting Officers

/s/ Philippe Tartavull	Chief Executive Officer, President and
Philippe Tartavull	Director

/s/ Thomas B. Sabol	Chief Financial Officer
Thomas B. Sabol

/s/ Shawn Rathje	Chief Accounting Officer and Corporate
Shawn Rathje	Controller

Directors

*	Director
Daniel Diethelm

*	Director
Johann J. Dreyer

*	Director
Keith B. Geeslin

*	Director
Ian K. Marsh

*	Director
Phillip J. Riese

*	Chairman and Director
Norman Stout

Philippe Tartavull, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 12th day of March, 2010, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Annual Report on Form 10-K.

*By: /s/   Philippe Tartavull
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hypercom Corporation

We have audited the accompanying consolidated balance sheets of Hypercom Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hypercom Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 12, 2010

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,041	$35,582
Short-term investments	-	499
Accounts receivable, net of allowance for doubtful
accounts of $3,240 and $4,469, respectively	86,031	96,498
Current portion of net investment in sales-type leases	5,235	8,574
Inventories	29,363	31,290
Prepaid expenses and other current assets	8,855	7,106
Deferred income taxes	1,311	1,320
Current portion of assets held for sale	5,241	2,616
Total current assets	191,077	183,485

Property, plant and equipment, net	24,304	24,911
Net investment in sales-type leases	5,046	4,802
Intangible assets, net	49,579	57,311
Goodwill	28,536	26,715
Assets held for sale	-	3,262
Other long-term assets	8,346	5,814
Total assets	$306,888	$306,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,355	$50,545
Accrued payroll and related expenses	16,152	16,596
Accrued sales and other taxes	8,116	7,706
Product warranty liabilities	5,444	6,597
Restructuring liabilities	8,265	7,724
Accrued other liabilities	20,677	22,866
Deferred revenue	11,559	12,177
Deferred tax liabilities	22	4,828
Income taxes payable	6,568	5,201
Current portion of liabilities held for sale	1,244	2,410
Total current liabilities	130,402	136,650

Deferred tax liabilities	14,902	15,999
Long term debt, net of discount	56,076	48,769
Other liabilities	14,612	11,094
Total liabilities	215,992	212,512
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 54,622,360 and 53,442,799 shares outstanding
at December 31, 2009 and 2008, respectively	58	57
Additional paid-in capital	275,001	272,869
Accumulated deficit	(146,113)	(139,245)
Treasury stock, 3,162,248 shares (at cost) at
December 31, 2009 and 2008.	(22,749)	(22,749)
Accumulated other comprehensive loss	(15,301)	(17,144)
Total stockholders' equity	90,896	93,788
Total liabilities and stockholders' equity	$306,888	$306,300

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Net revenue:
Products	$303,999	$320,692	$206,360
Services	102,904	113,550	83,167
Total net revenue	406,903	434,242	289,527
Costs of revenue:
Products	197,763	219,575	149,787
Services	77,815	87,783	64,734
Amortization of purchased intangible assets	2,891	3,075	327
Total costs of revenue	278,469	310,433	214,848
Gross profit	128,434	123,809	74,679
Operating expenses:
Research and development	44,486	45,901	28,753
Selling, general and administrative	74,681	81,144	59,964
Amortization of purchased intangible assets	6,147	5,678	502
Impairment of goodwill and intangible assets	-	67,798	-
Gain on sale of real property	-	-	(3,796)
Total operating expenses	125,314	200,521	85,423
Income (loss) from operations	3,120	(76,712)	(10,744)
Interest income	296	1,466	3,954
Interest expense	(10,990)	(6,822)	(122)
Foreign currency income (loss)	411	(1,821)	(1,685)
Other income (expense)	390	191	(25)
Loss before income taxes and discontinued
operations	(6,773)	(83,698)	(8,622)
Benefit (provision) for income taxes	829	(1,211)	(478)
Loss before discontinued operations	(5,944)	(84,909)	(9,100)
Income (loss) from discontinued operations	(924)	(494)	1,623
Net loss	$(6,868)	$(85,403)	$(7,477)

Basic and diluted income (loss) per share:
Loss before discontinued operations	$(0.11)	$(1.59)	$(0.17)
Income (loss) from discontinued operations	(0.02)	(0.01)	0.03
Basic and diluted loss per share	$(0.13)	$(1.60)	$(0.14)

Shares used in computing net income (loss) per
common share:
Basic and diluted	53,526,493	53,321,154	52,927,296

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

			Additional			Accumulated	Total
	Common Stock		Paid-in	Accumulated	Treasury	Other Comprehensive	Stockholders'
	Shares	Balance	Capital	Deficit	Stock	Income (Loss)	Equity
	(Dollars in thousands)

Balance as of December 31, 2006	53,127,205	$56	$247,989	$(46,365)	$(22,749)	$-	$178,931
Issuance of common stock	247,163	-	934	-	-	-	934
Restricted common stock issued for
compensation	93,334	-	-	-	-	-	-
Restricted common stock forfeitures	(300,000)	-	(1,582)	-	-	-	(1,582)
Share-based compensation	-	-	3,693	-	-	-	3,693
Net loss	-	-	-	(7,477)	-	-	(7,477)
Balance as of December 31, 2007	53,167,702	56	251,034	(53,842)	(22,749)	-	174,499
Issuance of common stock	200,097	1	666	-	-	-	667
Restricted common stock issued for
compensation	75,000	-	-	-	-	-	-
Share-based compensation	-	-	3,413	-	-	-	3,413
Issuance of warrants			17,756				17,756
Comprehensive loss:
Net loss	-	-	-	(85,403)	-	-	(85,403)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	(17,418)	(17,418)
Unfunded portion of pension plan obligation	-	-	-	-	-	274	274
Total comprehensive loss							(102,547)
Balance as of December 31, 2008	53,442,799	$57	$272,869	$(139,245)	$(22,749)	$(17,144)	$93,788
Issuance of common stock	159,561	1	190	-	-	-	191
Restricted common stock issued for
compensation	1,149,000	-	-	-	-	-	-
Restricted common stock forfeitures	(129,000)	-	-	-	-	-	-
Share-based compensation	-	-	1,942	-	-	-	1,942
Comprehensive loss:
Net loss	-	-	-	(6,868)	-	-	(6,868)
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	1,638	1,638
Unfunded portion of pension plan obligation	-	-	-	-	-	205	205
Total comprehensive loss							(5,025)
Balance as of December 31, 2009	54,622,360	$58	$275,001	$(146,113)	$(22,749)	$(15,301)	$90,896

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from continuing operations:
Loss before discontinued operations	$(5,944)	$(84,909)	$(9,100)
Adjustments to reconcile loss
before discontinued operations to net cash provided by
operating activities:
Depreciation and amortization	10,182	9,887	8,204
Amortization of purchased intangibles	9,038	8,753	829
Interest conversion to debt	6,708	4,613	-
Amortization of debt issuance costs	128	96	-
Impairment of goodwill and intangible assets	-	67,798	-
Amortization of discount on notes payable	3,786	1,726	-
Amortization of discount on short-term investments	-	(61)	(844)
Provision (reversal) for doubtful accounts	(416)	(369)	2,115
Provision for excess and obsolete inventory	4,157	4,147	8,074
Provision for warranty and other product charges	4,116	2,266	2,328
Foreign currency (gains) losses	(2,529)	3,426	(2,317)
Gain on sale of real property	-	-	(3,796)
Non-cash stock-based compensation	1,942	3,484	1,919
Non-cash write-off of intangibles and other assets	1,002	458	509
Deferred income tax provision (benefit)	(5,895)	1,673	434
Changes in operating assets and liabilities, net	4,291	(748)	4,809
Net cash provided by operating activities	30,566	22,240	13,164

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,115)	(9,313)	(7,481)
Proceeds from the sale of real property	-	-	16,250
Cash paid for acquisitions, net of cash acquired	(2,094)	(115,168)	(13,075)
Cash deposit for acquisition	-	-	(10,000)
Software development costs capitalized	(250)	(57)	(1,392)
Purchase of short-term investments	(1,376)	(37,375)	(141,006)
Proceeds from the sale or maturity of short-term investments	1,875	41,925	184,090
Net cash provided by (used in) investing activities	(9,960)	(119,988)	27,386

Cash flows from financing activities:
Borrowings on revolving line of credit	7,800	6,400	-
Repayment of bank notes payable	(7,985)	(6,835)	(6)
Repayment of long tem debt	(3,000)	-	-
Debt issuance cost	-	(687)	(100)
Proceeds from issuance of long term debt and warrants	-	60,000	-
Proceeds from issuance of common stock	190	666	933
Net cash provided by (used in) financing activities	(2,995)	59,544	827

Effect of exchange rate changes on cash and cash equivalents	1,975	(3,246)	716
Net increase (decrease) in cash flow from continuing
operations	19,586	(41,450)	42,093
Net cash provided by (used in) operating activities from
discontinued operations	(127)	107	642
Cash and cash equivalents, beginning of year	35,582	76,925	34,190
Cash and cash equivalents, end of year	$55,041	$35,582	$76,925

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1. Description of Business

Hypercom Corporation (“Hypercom”) is one of the largest global providers of complete electronic payment and transaction solutions and value-added services at the point-of-transaction. Hypercom designs and sells electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software, and information delivery services. Additionally, Hypercom provides directly, or through qualified contractors, support and related services that complement and enhance its hardware and software products. Hypercom’s customers include large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (“ISOs”) and distributors as well as companies in the transportation, healthcare, pre-paid card and quick service restaurant (“QSR”) industries. Hypercom operates in one business market—electronic payment products and services.

Hypercom is headquartered in Scottsdale, Arizona, where its operations include corporate administration, product development, sales and marketing, distribution, repairs management and customer service. Hypercom has sales and support offices in Australia, Brazil, Belgium, Chile, China, France, Germany, Hong Kong, Hungary, Latvia, Mexico, the Philippines, Puerto Rico, Russia, Scotland, Singapore, Spain, Sweden, Thailand, the United Arab Emirates and the United Kingdom (“U.K.”). These sales and support offices perform sales, marketing, distribution, customer service and custom development functions. Hypercom’s primary manufacturing is performed by third party contract manufacturing operations located in Malaysia, Germany, Brazil, Romania, and Tunisia. Hypercom has global product development facilities primarily in the U.S., Germany, France, Philippines and Latvia.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hypercom and its wholly-owned subsidiaries (collectively, the “Company” or “Hypercom”). The Company, directly or indirectly, owns 100% of the outstanding stock of all of its subsidiaries with the exception of one subsidiary in Thailand. The Company owns a controlling interest in the Thailand subsidiary and certain nominee shareholders own the remaining nominal shares. All of the Company’s subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses.  The accounting estimates that require management’s most significant, difficult and subjective judgments include collectability of accounts receivable; determination of inventory obsolescence; recoverability of long-lived assets and goodwill; expected product warranty costs; recognition and measurement of current and deferred income tax assets and liabilities; legal and tax contingency accruals; the recognition and measurement of contingent liabilities to the Company’s third-party contract manufacturers, for component parts that the Company may not ultimately use, and restructuring reserves.  The actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

The Company considers all financial instruments, including money market accounts and certificates of deposits, with a remaining maturity of three months or less when purchased, to be cash equivalents.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due as well as a general reserve against individually smaller accounts receivable balances. The Company’s assessment of its customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with the Company. If the Company determines, based on its assessment, that the Company’s customers will be unable to pay, the Company will charge off the account receivables to the allowance for doubtful accounts.   A rollforward of the activity in the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Balance at Beginning of Period	Assumed in Acquistions	Provision (reversal) for doubtful accounts	Foreign Currency Impact	Write-offs of uncollectible amounts	Balance at End of Period
	(Dollars in thousands)
Year Ended December 31, 2009:
Allowance for doubtful accounts	$4,469	$-	$(416)	$280	$(1,093)	$3,240
Year Ended December 31, 2008:
Allowance for doubtful accounts	$4,034	$5,046	$(369)	$(852)	$(3,390)	$4,469
Year Ended December 31, 2007:
Allowance for doubtful accounts	$1,934	$-	$2,115	$-	$(15)	$4,034

Sales-Type Leases

Certain product sales made under lease arrangement are recorded as sales-type lease. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenues consist of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in the Company’s sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income includes interest and is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income using the effective interest method.

Inventories

    Inventories are stated at the lower of cost or market. Cost is computed using standard cost, on a first-in, first-out basis. Write-downs for estimated excess and obsolete inventory are recorded on a product or part level basis based upon historical usage and future demand and establish a new cost basis for the respective item.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Expenditures for major additions and improvements to facilities are capitalized, while maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

The Company revised the estimated useful lives of property, plant and equipment acquired through business acquisitions to conform with its policies regarding property, plant and equipment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives of the Company’s property and equipment are as follows:

Building	30 years
Computer equipment and software	1-5 years
Machinery and equipment	2-7 years
Equipment leased to customers	2-5 years
Furniture and fixtures	2-7 years

Leasehold improvements are amortized over the shorter of the lease term or the life of the asset.

Capitalized Software Development Costs

The Company capitalizes certain internal and external expenses related to developing computer software used in the products it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: (a) the detail program design has been completed and it has been determined that the necessary skills, hardware, and software technology are available to produce the product; (b) the detail program design has been traced to product specifications; and (c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases, and such costs are amortized using the straight-line method over an estimated life of one to three years. The amounts capitalized in the years ended December 31, 2009, 2008 and 2007, were $1.1 million, $0.1 million and $1.4 million, respectively.

Impairment of Long-Lived Assets

    The Company assesses the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.  For the years ended December 31, 2009, 2008 and 2007, long lived asset impairment charges totaled zero, $8.8 million and zero, respectively. There can be no assurance that future long-lived asset impairment tests will not result in a charge to earnings.

Goodwill

    Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment assessment at least annually on December 31, and more frequently under certain circumstances. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. For the years ended December 31, 2009, 2008 and 2007, goodwill impairment charges totaled zero, $59.0 million and zero, respectively. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Discontinued Operations

    The Company analyzes its operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity can be included in discontinued operations. In addition, only components where the Company does not have significant continuing involvement with the divested operations would qualify as a discontinued operation.  Continuing involvement would include the Company continuing to exert significant influence or continue to have contractually obligated run-off operations related to the operations it is divesting.  See Note 6 and Note 11 for further discussion.

Revenue Recognition

Revenue is recognized when the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectability is reasonably assured.

The Company generally recognizes products revenues, including sales to distributors and sales under sales-type leases, upon shipment of product. The Company recognizes services revenues when the services have been provided and collection is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenues from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of substantive scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

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

    Items that do not meet these criteria are combined into a single unit of accounting. If there is objective and reliable evidence of fair value for all units of accounting, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. In cases where there is objective and reliable evidence of the fair value(s) of the undelivered item(s) in an arrangement but no such evidence for one or more of the delivered item(s), the residual method is used to allocate the arrangement consideration. In cases in which there is not objective and reliable evidence of the fair value(s) of the undelivered item(s) but a portion of the arrangement is considered to be a lease, the Company recognizes where it has sufficient evidence to make an estimate of the relative fair values of the delivered elements.

The Company presents revenues net of sales taxes and value-added taxes in its consolidated statements of operations.

Shipping and Handling Costs

Shipping costs include charges associated with delivery of goods from the Company’s facilities to its customers and are reflected in cost of product. Shipping costs paid to the Company by its customers are classified as revenue.

Product Warranty

The Company accrues for estimated warranty obligations when revenue is recognized based on an estimate of future warranty costs for delivered products and specific known product issues. Such estimates are based on historical experience and expectations of future costs. The Company periodically evaluates and adjusts the accrued warranty costs to the extent actual warranty costs vary from the original estimates. The Company’s warranty period typically extends from one to five years from the date of shipment. Costs associated with maintenance contracts, including extended warranty contracts, are expensed when they are incurred. Actual warranty costs may differ from management’s estimates.

Legal and Other Contingencies

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

    For components not yet billed to the Company by its third-party contract manufacturers, contingent liabilities are recorded by component based on the likelihood of the Company’s ultimate usage of the components. The Company recorded a reserve for such potential billings of $4.6 million and $4.8 million as of December 31, 2009 and 2008, respectively and is included in accrued other liabilities in the Company’s consolidated balance sheets at December 31, 2009 and 2008.

Costs Associated with Exit Activities

The Company records costs associated with exit activities such as for employee termination benefits that represent a one-time benefit when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and facility and employee relocation costs.  In addition, a portion of the Company’s restructuring costs are outside the U.S. related to expected employees terminations.  The Company is required to record a liability for this cost when it is probable that it will incur the costs and can reasonably estimate the amount.

    In addition, for acquisitions prior to January 1, 2009, the Company accounts for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, and those costs have no future economic benefit to the Company and will be incurred as a direct result of the exit plan.

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

    The Company recognizes compensation expense over the requisite service period for the fair-value of stock options and related awards.  For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period using the accelerated method.  The fair value of stock-based awards are estimated at the date of grant using key assumptions such as future stock price volatility, expected terms, risk-free interest rates and the expected dividend yield. In addition, the Company estimates the expected forfeiture rate of the Company’s stock grants and only recognizes the expense for those shares expected to vest.

Foreign Currency

Assets and liabilities of subsidiaries operating outside the U.S. with a functional currency other than the U.S. Dollar are translated into U.S. Dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss.

For subsidiaries operating outside the U.S. where the functional currency is the U.S. Dollar, monetary assets and liabilities denominated in local currency are remeasured at year-end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. Revenue, costs and expenses are translated at the monthly average exchange rates in effect during the year. Any gains or losses from foreign currency remeasurement are included in foreign currency loss in the consolidated statements of operations.

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

Income (Loss) Per Share

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Due to losses in 2009, 2008 and 2007, potentially dilutive securities are not included in the calculation of dilutive loss per share as their impact would be anti-dilutive.

    Due to losses in 2009, 2008 and 2007, options and warrants that could potentially dilute loss per share in the future were not included in the computation of basic loss per share because they were anti-dilutive. In those years, excluded options and warrants amounted to 15,108,861, 14,988,718 and 2,974,536, respectively.

Derivative Financial Instruments

The Company does not acquire, hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are used to manage foreign exchange and interest rate risks that arise out of the Company’s core business activities.

Derivative financial instruments used to manage foreign exchange risk were designated as hedging instruments for hedges of foreign currency exposure of the Company’s net investment in foreign operations. The primary objective of the Company’s hedging strategy is to protect its net investments in foreign subsidiaries and certain accounts receivable that are exposed to volatility in foreign currency exchange rates. In March 2009, the Company suspended hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. Prior to the decision to suspend hedging in March 2009, the Company hedged the translation of its net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. During 2008 and 2007, the Company had forward contracts in place to hedge its foreign currency denominated net monetary assets in various foreign countries, including Brazil, the U.K., Chile, Australia, Thailand and Sweden. The U.S. Dollar amount of the contracts at December 31, 2008 was $13.0 million. The total payable recorded under the contracts is reflected in accrued liabilities and was $0.1 million as of December 31, 2008.

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

Impact of Recently Issued Accounting Pronouncements

In December 2008, Financial Accounting Standards Board (“FASB”) issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The standard is effective for fiscal years ending after December 15, 2009. The implementation of this guidance did not have a material impact on the Company’s disclosures or its consolidated financial position, results of operations or cash flows.

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

    On January 1, 2009, the Company adopted a new accounting standard regarding business combinations that apply to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. The standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at the acquisition date measured at their fair values as of that date with limited exceptions specified in the standard. This standard also requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. This standard generally applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  See Note 17 for the impact on the Company’s consolidated financial position and results of operations.

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

In September 2006, FASB issued guidance that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This standard is generally effective for years beginning after December 15, 2007. The Company adopted this standard on January 1, 2008 with respect to the Company’s financial assets and liabilities, which did not have a material impact on its consolidated financial position, results of operations or cash flows. The Company adopted this standard with respect to its non-financial assets and liabilities effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

  In April 2009, FASB issued guidance that requires fair value disclosures in interim and annual financial statements to provide for more timely information about the effects of current market conditions on financial instruments. This standard is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. All the required disclosures are included in Note 8.

In June 2009, the FASB Accounting Standards Codification (the “Codification”) was issued. The Codification is the authoritative source of GAAP recognized by the FASB applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Business Acquisitions and Others

Thales e-Transactions

On April 1, 2008, the Company acquired the TeT business line to expand the Company’s geographic reach in Europe and increase the Company’s size and scale, with the expectation of accelerating product cost reductions given the convergence towards a single, combined product family.

    The consideration paid to acquire TeT was $150.5 million in cash. To fund a portion of the acquisition price, the Company entered into a credit agreement with Francisco Partners, which provided funding of $60.0 million. See Note 13 for additional information related to this credit agreement.

The purchase price consisted of the following (dollars in thousands):

Cash paid to purchase TeT shares	$120,000
Cash paid for working capital and assumed debt	23,611
Transaction costs and expenses	3,827
Working capital adjustment	3,086
Total purchase price	$150,524

On December 18, 2009, the Company agreed to settle amounts owed under the TeT acquisition agreement for a cash payment of approximately $4.1 million. The Company included $3.1 million as part of the purchase price and $1.0 million of professional fees for accounting and tax services provided to Thales had been expensed as incurred in 2008.  On December 28, 2009, the Company paid $2.1 million of the settlement amount and the remaining $2.0 million was paid on January 8, 2010.

The acquisition was accounted for as a purchase business combination and accordingly, the results of TeT’s operations are included in the Company’s consolidated results from the date of the acquisition.

Under the purchase method of accounting, the total estimated purchase price as shown in the table above is allocated to TeT’s tangible and intangible assets acquired and liabilities assumed. The excess of the purchase price over the net tangible and intangible assets is recorded as goodwill, which will not be deductible for tax purposes.

The purchase price allocation is as followed (dollars in thousands):

Cash	$21,865
Accounts receivable	39,072
Inventory	9,023
Property, plant and equipment	5,679
Other assets	13,191
Amortizable intangible assets:
Customer relationships	66,350
Unpatented technology	5,688
Trademarks, trade names	2,127
Total assets	162,995
Deferred revenue	(6,904)
Other current liabilities	(66,047)
Net deferred tax liabilities	(20,634)
Non current liabilities	(2,916)
Total liabilities	(96,501)
Fair value of tangible and intangible assets acquired, net of liabilities assumed	66,494
Goodwill	84,030
Total purchase price	$150,524

    Intangible Assets. TeT’s customer relationships are represented through a distribution network of banks, distributors and retailers through which TeT sells the majority of its products and services. The Company expects to amortize the fair value of these assets over an average estimated life of five to ten years.

Supplier relationships represent third party manufacturing relationships through which the majority of TeT products are produced. The Company expects to amortize the fair value of these assets over an average estimated life of four years.

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

Estimated useful lives for the intangible assets were based on historical experience with technology life cycles, product roadmaps, branding strategy, historical and projected maintenance renewal rates, historical treatment of the Company’s acquisition-related intangible assets and the Company’s intended future use of the intangible assets. Deferred tax liabilities in the amount of $20.6 million were recorded based upon conclusions regarding the tax positions that were taken.

Of the total $74.2 million of intangible assets, $62.7 million is reported in NEMEA and $11.5 million in SEMEA. Intangible assets in these business segments are subject to translation adjustment for currency changes.

Goodwill. Of the total purchase price, approximately $84.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

See Note 4 for a discussion of impairment charges related to the Company’s goodwill and intangible assets.

The following represents the pro forma results of operations for the year ended December 31, 2009, 2008 and 2007 and gives effect to the acquisition of TeT as if the acquisition was consummated at the beginning of fiscal year 2007. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net loss includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million for the first quarter of 2008. The unaudited pro forma information is as follows (dollars in thousands, except for per share data):

	2009	2008	2007
Total net revenue	$406,903	$477,386	$482,093
Net loss	$(6,868)	$(94,063)	$(20,158)
Net loss per share - basic and diluted	$(0.13)	$(1.76)	$(0.38)

4. Intangible Assets and Goodwill

Intangible assets consist of the following at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Capitalized software	$3,327	$(1,874)	$1,453	$4,699	$(3,597)	$1,102
Customer and supplier relationships	56,692	(11,875)	44,817	55,517	(4,266)	51,251
Unpatented technology	3,078	(2,694)	384	3,039	(1,851)	1,188
Trademarks, trade names	3,636	(1,687)	1,949	3,562	(930)	2,632
Service know-how	1,330	(388)	942	1,330	(255)	1,075
Other	150	(116)	34	149	(86)	63
	$68,213	$(18,634)	$49,579	$68,296	$(10,985)	$57,311

Amortization of these intangibles is provided on the straight-line method over their estimated useful lives:

Capitalized software	8 months - 3 years
Customer relationships	4 - 10 years
Unpatented technology	2 - 10 years
Trademarks, trade names	2 - 10 years
Service know-how	10 years
Other	2 - 5 years

    In 2008, the Company determined that $8.8 million of intangible assets were impaired. Of the total write-down, $2.4 million is related to the Company’s 2006 acquisition of TPI and $6.4 million from its 2008 acquisition of TeT. The Company performed the impairment test for these assets primarily due to the decline in its stock price that caused its book value to exceed its market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to economic conditions and ongoing operations, which has caused the Company to reduce its estimates of projected cash flows.

Amortization expense related to intangible assets used in continuing operations was $9.7 million, $9.9 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Based on the intangible assets recorded at December 31, 2009, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $7.0 million for 2010, $6.5 million for 2011, $6.5 million for 2012, $5.6 million for 2013 and $5.6 million for 2014.

Activity related to goodwill consisted of the following at December 31, 2009 and December 31, 2008 (dollars in thousands):

	December 31, 2009	December 31, 2008
Balance, beginning of year	$26,715	$10,224
Additions related to acquisitions	1,108	82,944
Resolution of tax contingencies and adjustments to
tax reserves, valuation allowances and performance holdback
established in purchase accounting	-	2,184
Goodwill impairment	-	(59,006)
Currency translation adjustment	713	(9,631)
Balance, end of year	$28,536	$26,715

The Company completed its annual goodwill impairment test as of December 31, 2009 and concluded no impairment charge was required.

During the fourth quarter of 2008, the Company concluded that the current economic environment and the significant declines in its market capitalization compared to its net book value represented significant adverse events, and therefore, management evaluated goodwill and long-lived assets for impairment as of December 31, 2008. In evaluating goodwill and long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of the Company’s individual reporting units were compared to the carrying value of the reporting units. As quoted market prices are unavailable for individual reporting units, fair value was determined by discounting estimated future cash flows. The estimated cash flows used to assess recoverability of long-lived assets and measure fair value of reporting units were derived from current business plans developed using near-term and long term management projections.  The asset impairment evaluations, including the annual goodwill impairment test, required management to make several assumptions in determining estimates of future cash flows to determine fair value of the individual reporting units, including near and long-term revenue and cost assumptions.

The evaluation of goodwill resulted in the recognition of asset impairment charges totaling $59.0 million for 2008, primarily related to the assets acquired in the TeT acquisition on April 1, 2008. Of the total amount, $4.0 million related to the 2006 acquisition of TPI, $4.5 million related the 2007 acquisition of ACG and, $50.5 million related to the 2008 acquisition of TeT. The primary reason for these impairment charges relates to the ongoing recession, which has caused the Company to reduce its estimates for projected cash flows, has reduced overall industry valuations, and caused an increase in discount rates in the credit and equity markets.

Of the total $67.8 million impairment of goodwill and intangible assets, $6.4 million is reported in the Americas, $4.5 million in Asia-Pacific, $24.4 million in NEMEA, and $32.5 million in SEMEA.

5. Restructuring and Other Charges

2009 Restructuring

In 2009, the Company incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of the Company’s service businesses in Australia and Brazil;
•	Consolidation of the Company’s United Kingdom operations in the Salisbury facility, resulting in the closing of the Woking facility;
•	Reorganization of the Company’s operations in Asia-Pacific;
•	Reorganization of the Company’s management team in its offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of the Company’s research and development activities in Europe.

As a result of these actions, the Company incurred charges of $3.0 million in 2009. Of the $3.0 million, $1.3 million was recorded in costs of revenue and $1.7 million was recorded in operating expenses. Of the $3.0 million, $1.2 million was recorded in the Americas, $0.4 million in SEMEA, $0.1 million in NEMEA, $0.2 million in Asia-Pacific, and $1.1 million in Shared Cost Centers.

    The following table summarizes these charges and activities during the year ended December 31, 2009 (dollars in thousands):

Balance at December 31, 2008	$-
Additions	3,000
Cash payments	(2,045)
Currency translation adjustment	55
Balance at December 31, 2009	$1,010

    The Company expects to pay the accrued severance and benefits related charges in 2010. The Company also expects to incur additional restructuring charges of approximately $1.1 million. The amounts recorded and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan.  At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million. The balance at December 31, 2009 is $7.3 million.

Activities of the restructuring balance related to the TeT acquisition are as follows (dollars in thousands):

	Facilities	Severance	Total
Balance at December 31, 2007	$-	-	-
Additions	409	8,677	9,086
Cash Payments	(383)	-	(383)
Currency translation adjustment	(26)	(953)	(979)
Balance at December 31, 2008	$-	$7,724	$7,724
Additions	-	124	124
Cash Payments	-	(845)	(845)
Currency translation adjustment	-	252	252
Balance at December 31, 2009	$-	$7,255	$7,255

Based on the Company’s current negotiations with workers councils in Europe, the Company expects the remaining amounts accrued to be paid in 2010. The amounts recorded are subject to change based on further negotiation of severance amounts to be paid.

2007 and 2008 Business Restructuring

During the second quarter of 2007, the Company initiated a reconfiguration of its global sales and marketing organizations. In addition, the Company announced its intention to outsource its manufacturing and consolidate its software, repair and maintenance functions globally. Pursuant to this restructuring plan, the Company undertook the following initiatives:

       • Outsourced the Company’s entire manufacturing requirements to third-party contract manufacturers, including supply chain, production, assembly, and testing performed in Shenzhen, China and Atibaia, Brazil. Transition of the Company’s manufacturing operations commenced in 2007 and was completed in 2008;

       • Shut down of manufacturing operations in Atibaia, Brazil in accordance with the Company’s plans to cease negative margin terminal sales. This activity was completed during 2007;

       • Consolidated global software development activities to Singapore, Latvia, and India, and reduced similar activities performed in the U.S. and Sweden. The consolidation of global development activities was completed in 2007;

       • Relocated the U.S. service and repair operations from Phoenix, Arizona to Hermosillo, Mexico. This activity was completed in 2007; and

       • Reorganized and reduced the manufacturing and operations management team in Phoenix, Arizona consistent with the move to third-party contract manufacturing, which commenced in 2007 and was completed in 2008.

Of the $2.9 million of costs incurred during 2007, $1.6 million was recorded in costs of revenue and $1.3 million was recorded in operating expenses. Of the $2.9 million, $0.6 million was reported in the Americas, $0.4 million in SEMEA, $0.8 million in Asia-Pacific, and $1.1 million in Shared cost centers.

During the second quarter of 2008, the Company accrued the remaining lease termination and severance costs related to the exit out of its manufacturing facility in China. The total costs of the lease termination and severance costs of $0.5 million were recorded in costs of revenue in Asia-Pacific. The Company paid the cost during the third quarter of 2008.

    The following table summarizes these charges and activities during 2008 and 2007 (dollars in thousands):

	2008			2007
	Severance	Transition to Contract Manufacturing	Total	Severance	Transition to Contract Manufacturing	Total

Beginning Balance Accrual	$1,100	$-	$1,100	$-	$-	$-
Charges	500	-	500	1,737	1,183	2,920
Amounts utilized	(1,600)	-	(1,600)	(637)	(1,183)	(1,820)
Ending Balance Accrual	$-	$-	$-	$1,100	$-	$1,100

6. Discontinued Operations and Assets Held for Sale

European Lease and Service Operation

During the fourth quarter of 2009, the Company made the decision to sell a European lease and service operation, which qualifies as discontinued operations. Accordingly, the lease and service business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results for the years ended December 31, 2009 and 2008 included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	2009	2008
European lease and service operation
Net revenue	$4,644	$3,068
Costs of revenue	4,294	2,065
Gross profit	350	1,003
Selling, general and administrative expenses	(1,439)	(1,016)
Loss from discontinued operations	$(1,089)	$(13)

A summary of the assets and liabilities held for sale related to this European lease and service operation is as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$56	$396
Accounts receivable, net	688	488
Net investment in sales-type leases	2,298	2,644
Inventories	326	391
Prepaid expenses and other current assets	5	-
Total assets	$3,373	$3,919

LIABILITIES
Accounts payable	$1,172	$2,384
Accrued payroll and related expenses	72	26
Total liabilities	$1,244	$2,410

Brazilian building

    In 2009, the Company began soliciting buyers for its Brazilian building, the net book value of which, at December 31, 2009 and December 31, 2008, was $1.9 million and $2.0 million, respectively. The net book value is classified as current portion of assets held for sale as of December 31, 2009 and as assets held for sale as of December 31, 2008. See Note 11 for further information.

Australian Courier Business

On March 1, 2009, the Company sold its small courier business in Australia (“Australian Courier Business”) that was acquired in 2007. The Australian Courier Business qualified as discontinued operations and accordingly, the income (loss) from discontinued operations includes direct revenues and direct expenses of this operation. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	2009	2008	2007
Australian Courier Business:
Net revenue	$558	$4,381	$4,275
Costs of revenue	481	3,703	3,506
Gross profit	77	678	769
Selling, general and administrative expenses	(14)	(323)	(244)
Impairment of goodwill and intangible assets	-	(718)	-
Gain on sale	65	-	-
Income (loss) from discontinued operations	$128	$(363)	$525

Effective March 1, 2009, the Company sold the Australian Courier Business for $0.3 million. The sale agreement includes all related rights and obligations of the Australian Courier Business. The sale agreement contains general warranty and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.

U.K. Lease Portfolio

During the fourth quarter of 2005, the Company made the decision to sell its United Kingdom leasing business (the “U.K. Lease Business”). As of December 31, 2005, the U.K. Lease Business qualified as discontinued operations. The U.K. Lease Business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.

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

The income (loss) from the Company’s discontinued operations for the years ended December 31, 2009, 2008 and 2007 include the following (dollars in thousands):

	2009	2008	2007
U.K. Lease Portfolio:
Costs of revenues (reversals of commissions)	$(37)	$118	$(1,098)
Gross profit (a)	37	(118)	1,098
Income (loss) from discontinued operations	$37	$(118)	$1,098

(a)  During the year ended December 31, 2007, the Company received a rebate of previously paid lease originations related to commission payments.

7. Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Lease contracts receivable	$13,523	$17,171
Unearned income	(2,360)	(2,899)
Allowance for bad debt	(882)	(896)
Net investment in sales-type leases	$10,281	$13,376

Future minimum payments to be received under sales-type leases are as follows (dollars in thousands):

Years Ending December 31,
2010	6,430
2011	3,706
2012	2,547
2013	840
2014	-
Thereafter	-
$13,523

8. Fair Value Measurements

    The Company adopted an accounting standard that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

    The Company’s cash and cash equivalents were measured at fair value consist of the following at December 31, 2009 (dollars in thousands):

	Level 1	Level 2	Level 3	Total

Money market funds	$19,208	$-	$-	$19,208
Cash	35,833	-	-	35,833
	$55,041	$-	$-	$55,041

9. Short-term Investments

The Company’s short-term investments consist entirely of U.S. government and agency debt securities and are classified as available-for-sale and recorded at fair value. As of December 31, 2009 and 2008, amortized cost of the Company’s short-term investments equaled fair value. Accordingly, there were no unrealized gains and losses as of December 31, 2009 and 2008.

10. Inventories

Inventories consist of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Purchased parts	$8,850	$4,039
Work in progress	292	353
Finished goods	20,221	26,898
	$29,363	$31,290

11. Property, Plant and Equipment, net

Property, plant and equipment consist of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Computer equipment and software	$39,349	$31,738
Machinery and equipment	33,941	33,241
Equipment leased to customers	271	2,872
Furniture and fixtures	4,752	5,683
Leasehold improvements	6,421	5,506
Construction in process	830	4,081
	85,564	83,121
Less accumulated depreciation	(61,260)	(58,210)
	$24,304	$24,911

Depreciation expense from continuing operations, which includes depreciation for assets under capital lease, was $9.4 million, $8.8 million and $6.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Accumulated depreciation for equipment leased to customers amounted to $0.1 million and $1.1 million for the years ended December 31, 2009 and 2008, respectively.

In 2009, the Company began soliciting buyers for its Brazilian building and will seek to lease facilities at a new site in Brazil during 2010. The net book value of the building at December 31, 2009 and 2008 was $1.9 million and $2.0 million, respectively. The net book value is classified as current portion of assets held for sale as of December 31, 2009 and as assets held for sale as of December 31, 2008. The net book value is included in total assets of the Americas in the segment and geographic information as disclosed in Note 22.

12. Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Balance at beginning of period	$6,597	$1,754
Warranty liability assumed on acquisitions	-	6,457
Warranty charges to normal operations	4,116	2,266
Utilization of warranty liability	(5,654)	(3,880)
Currency translation adjustment	385	-
Balance at end of period	$5,444	$6,597

    Deferred revenue associated with the Company’s extended warranty programs was $3.5 million and $3.3 million at December 31, 2009 and 2008, respectively.

13. Long-term Debt

Revolving Credit Facilities

On January 15, 2008, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25.0 million. Under the Loan Agreement, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40.0 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement will bear interest, at the Company’s option, at either: (i) LIBOR plus 175 basis points; or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011.

Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

On February 10, 2010, the Loan Agreement was amended to allow us to enter into a transaction between our former subsidiary, HBNet, and The McDonnell Group, as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at our option, at either: (i) LIBOR plus 200 or 250 basis points; or (ii) the bank’s prime rate plus 50 or 75 basis points depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation. All amounts outstanding under the Loan Agreement continue to be due on January 15, 2011.

No amounts were borrowed against the line of credit as of December 31, 2009. The Company had availability of $14.9 million as of December 31, 2009, which was decreased by outstanding letters of credit totaling $3.1 million at December 31, 2009.

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

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners pursuant to a commitment letter dated December 20, 2007 between the Company and Francisco Partners. See Note 2 for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded on April 1, 2008 by an affiliate of Francisco Partners, FP Hypercom Holdco, LLC. All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, the lender was granted a five-year warrant to purchase approximately 10.5 million shares (the “Warrant”) of the Company’s common stock at $5.00 per share. The Warrant contains a cashless exercise provision that can be utilized by the lender at its sole option. The cashless exercise provision permits the lender, in lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of the Warrant in whole or in part, to receive upon such exercise the “net number” of shares of the Company’s common stock determined according to the agreement. In the event the lender elects a cashless exercise of the Warrant, the Company will not receive any cash payment for the shares delivered to the lender pursuant to such cashless exercise.

The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $3.8 and $1.7 million for the years ended December 31, 2009 and 2008.

In accordance with the loan agreement, the Company added to the loan balance interest of $6.7 million and $4.6 million during 2009 and 2008.

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

The Company’s long term debts are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). See Note 8 for further discussion of the different levels of the fair value hierarchy.

The Company’s fair value of long-term debt at December 31, 2009 is as follows (dollars in thousands):

	Level 1	Level 2	Level 3	Total

FP II Credit Agreement	$-	$56,075	$-	$56,075
Other	-	1	-	1
	$-	$56,076	$-	$56,076

    Long-term debt, which approximates its fair value, consisted of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Original principal balance	$60,000	$60,000
Interest conversion to debt	11,321	4,613
Repayment of debt	(3,000)	-
Debt assumed on acquisitions	-	185
Other	1	3
	$68,322	$64,801

Discount for warrants issued to FP II, net	(12,246)	(16,032)

Long-term debt, net of discount	$56,076	$48,769

14. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in the consolidated statements of operations for December 31, 2009, 2008 and 2007:

	2009	2008	2007
Costs of revenue	$199	$119	$111
Research and development	52	132	(104)
Selling, general and administrative	1,691	3,233	1,912
Total	$1,942	$3,484	$1,919

Stock-based compensation expense included zero, $0.1 million and $0.2 million of payroll tax paid on behalf of employees that received stock awards during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $1.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

Stock Options

At December 31, 2009, the Company had three active stock-based employee compensation plans. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the year ended December 31, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2009	4,564,861	$4.99	7.28	$1,361

Vested and expected to vest at December 31, 2009	4,403,898	$5.06	7.19	$1,210

Exercisable at December 31, 2009	3,245,491	$5.85	6.29	$121

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.0 million, $0.2 million and $0.3 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	2009	2008	2007
Weighted average risk free interest rate	1.9%	5.4%	4.5%
Expected life of the options (in years)	5.25	4.75	5.41
Expected stock price volatility	72%	49%	56%
Expected dividend yield	-	-	-

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the years ended December 31, 2009, 2008 and 2007 was $0.97, $1.81 and $2.91, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense (reversal) related to all restricted stock awards outstanding in 2009, 2008, and 2007 was approximately $0.2 million, $0.4 million and ($0.5 million), respectively. As of December 31, 2009, the total amount of unrecognized compensation cost, net of forfeitures, related to nonvested restricted stock awards was approximately $1.0 million, which is expected to be recognized over a weighted-average period of one year. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Nonvested Shares Outstanding	Weighted Average Grant Date Fair Value per Share

Balance at December 31, 2006	342,432	6.92
Shares granted in 2007	93,334	5.76
Shares vested in 2007	(60,766)	6.14
Shares forfeited in 2007	(300,000)	6.89
Balance at December 31, 2007	75,000	6.24
Shares granted in 2008	75,000	3.99
Shares vested in 2008	(100,000)	5.21
Balance at December 31, 2008	50,000	4.94
Shares granted in 2009	1,149,000	1.24
Shares vested in 2009	(80,000)	3.77
Shares forfeited in 2009	(129,000)	1.17
Balance at December 31, 2009	990,000	1.23

The total fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.5 and $0.4 million, respectively.

15. Stockholders' Equity

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

Stock Options

A summary of the Company’s stock option activity, including stock options issued under the Directors Plan, defined below, and related information for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Beginning balance outstanding	4,444,718	$5.74	2,974,536	$7.33	3,726,642	$8.07
Granted	635,000	1.56	2,215,000	4.09	649,070	5.29
Exercised	-	-	(140,100)	3.78	(201,024)	3.61
Cancellations	(514,857)	7.27	(604,718)	7.98	(1,200,152)	9.04
Ending balance outstanding	4,564,861	$4.99	4,444,718	$5.74	2,974,536	$7.33
Exercisable at end of year	3,245,491	$5.85	2,103,857	$7.25	1,919,734	$7.71

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
	Under	Remaining	Exercise	Under	Exercise
Range of Exercise Prices	Option	Contractual Life	Price	Option	Price
$0.96 - 3.50	921,800	9.50	$1.77	188,320	$2.75
$3.52 - 5.28	2,411,004	7.67	4.45	1,860,700	4.44
$5.41 - 6.25	284,570	5.91	6.05	251,236	6.07
$6.28 - 9.29	484,250	5.98	7.43	484,250	7.43
$9.31 - 9.38	135,000	0.58	9.38	135,000	9.38
$9.40 - 9.63	18,450	2.12	9.56	17,505	9.56
$10.38 - 14.44	309,787	4.24	11.79	308,480	11.79
	4,564,861			3,245,491

Stock Warrants

In connection with the funding of the Acquisition Financing, the Company granted the lender a warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. See further discussion in Note 13. The warrant expires on April 1, 2013.

Employee Stock Purchase Plan

In 1997, the Board adopted and the stockholders of the Company approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was subsequently amended and restated in its entirety in 2008 upon adoption by the Board and approval by the Company’s stockholders. The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2009, 2008, and 2007 the Company sold 159,561, 59,997, and 46,139 shares to employees at weighted average prices of $1.19, $2.30, and $4.47, respectively.  At the end of December 31, 2009, the Company had a balance of 144,267 shares of common stock available for issuance under the Purchase Plan.

The Company’s 1997 Purchase Plan is considered compensatory. During the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $61,938, $59,000, and $55,000, respectively, related to the Purchase Plan.

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

Stock Repurchase

In August 2003, the Board authorized a stock repurchase program to allow the purchase of up to $10.0 million of the Company’s common stock. In November 2005, the Board authorized a stock repurchase program to purchase up to $20.0 million of the Company’s common stock. When treasury shares are issued, the Company uses a first-in, first-out method and any excess of repurchase costs over the reissue price is treated as a reduction of paid in capital. Any excess of reissue price over repurchase cost is treated as an increase to paid-in capital.

During 2006, the Company purchased 1,346,628 shares of its common stock for $10.7 million. There have been no treasury stock repurchases since 2006. The repurchased shares were recorded as treasury stock and resulted in a reduction to stockholder’s equity. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2009 and 2008, there were no preferred shares outstanding.

16. Brazilian Health Ministry Contract

The Company has been involved in a long-term contract with the Brazilian Health Ministry requiring substantial delivery of customized software and hardware. Revenue and a resulting margin under this contract were recorded based on the achievement of contract milestones approved by the Brazilian Health Ministry. The margin for the entire contract was estimated to be 9%. Inherent in this margin was an expectation of realizing all amounts owed under the terms of the original contract and recovering claims for additional contract revenue, due to changes in the scope of the contract and additional currency exchange variation adjustments. Scope changes involved expanding the overall design specifications requiring additional hours and administration costs. The currency adjustments represented the inflation of cost on imported equipment caused by currency movements. At the end of 2003, the Company formally presented a claim to the Brazilian Health Ministry detailing the amount and nature of the scope changes and currency variation impact. The Company did not recognize revenues above the original contract amount, and contract costs associated with the scope changes and currency adjustments amounting to $11.3 million were deferred in anticipation of recognizing contract revenue. Due to the lack of timely acknowledgement and acceptance of the pending claim, the Company recorded a charge to operations for the deferred costs during the year ended December 31, 2004.

Since 2004, the Company has actively pursued discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended. The Company collected $4.6 million and $0.9 million in 2007 and 2006, respectively. These collections were recorded as services revenues during the years ended December 31, 2007 and 2006. There were no amounts collected from the Brazilian Health Ministry during 2009 and 2008.

17. Income Taxes

Loss before income taxes and discontinued operations consisted of the following for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Income (loss) before income taxes and discontinued operations:
United States	$319	$(24,276)	$(15,760)
Foreign	(7,092)	(59,422)	7,138
	$(6,773)	$(83,698)	$(8,622)

The (provision) benefit for income taxes for the years ended December 31, 2009, 2008 and 2007 consisted of the following (dollars in thousands):

	2009	2008	2007
Current:
State	$41	$(3)	$4
Federal	-	-	(8)
Foreign	(5,107)	465	(40)
	(5,066)	462	(44)
Deferred - Foreign	5,895	(1,673)	(434)
Total	$829	$(1,211)	$(478)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Tax expense at the federal statutory rate	35%	35%	35%
Foreign taxes	(22.8)	(5.2)	27.5
Impairment charges	-	(21.3)	-
Change in valuation allowance	0.6	(8.0)	(67.4)
Transaction costs	-	(1.8)	-
Other	(0.6)	(0.2)	(1.0)
Effective tax rate	12.2%	(1.5%)	(5.9%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008
Deferred tax assets (liabilitites), current:
Inventory valuation	$2,780	$2,657
Compensation accruals	1,059	1,059
Allowance for doubtful accounts	127	441
Foreign, net	2,213	(3,015)
Valuation allowance	(4,890)	(4,650)
Net deferred tax assets (liabilities), current	$1,289	$(3,508)

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards - United States	$35,256	$34,957
Tax loss carry forwards - Foreign	20,363	22,404
Intangibles	(14,979)	(16,714)
Property, plant and equipment	(999)	(1,097)
Foreign	116	3,918
Other	5,345	5,827
Valuation allowance	(60,004)	(65,294)
Net deferred tax liabilities, non-current	$(14,902)	$(15,999)

For the year ended December 31, 2009, the Company’s valuation allowance decreased by $5.0 million, primarily related to the application of foreign tax loss carryforwards and transfer pricing adjustments.  The Company does not expect to realize its deferred tax assets through expected future taxable profits and has recorded a valuation allowance for all U.S. federal and state deferred tax assets and the majority of its foreign deferred tax assets. The valuation allowance is subject to reversal in future years at such time as the benefits are actually utilized or the operating profits become sustainable.

At December 31, 2009, the Company has a gross deferred tax asset of $35.3 million associated with its U.S. federal and state tax net operating loss carryforwards of $100.7 million. The U.S. federal and state net operating loss carryforwards will begin to expire in 2020 through 2028 if not previously utilized. The Company’s ability to utilize its net operating losses may be restricted due to statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code).

As of December 31, 2009, the Company has a gross deferred tax asset of $20.4 million associated with foreign net operating loss carryforwards of $66.0 million. The foreign net operating loss carryforwards begin to expire in various periods if not previously utilized.

   At December 31, 2009, the Company had a liability for uncertain tax positions of $4.7 million that, if recognized, would favorably affect the Company’s tax position, and $35.4 million of unrecognized tax benefits, the realization of which would be offset by an increase in the valuation allowance. The Company does not expect there will be any material changes in its unrecognized tax positions over the next year.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	2009	2008

Gross unrecognized tax benefits at beginning of the year	$39,407	$40,015
Decrease in tax positions resulting from
expiration of statute of limitations	(511)	(608)
Increase in tax positions for current year	1,200	-
Gross unrecognized tax benefits at the end of the year	$40,096	$39,407

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision.  Accrued interest and penalties are $1.4 million and $0.1 million respectively at December 31, 2009. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

It is reasonably possible that the amount of unrecognized tax exposures for the Company will decrease within the next year by $1.5 million relating to income tax exposure in various foreign jurisdictions as the statute of limitations will expire. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.

Undistributed earnings of the Company’s foreign subsidiaries total $27.1 million at December 31, 2009 and management considers these earnings to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

18. Benefit Plans

Defined Benefit Plan

In conjunction with the acquisition of TeT, the Company assumed pension plans for eligible employees in Germany and France. Benefits are based primarily on a benefits multiplier and years of service. The Company had no defined benefit plan or pension expenses prior to the acquisition of TeT.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 4.5%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of underperformance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rates used to calculate the expected present value of future benefit obligations as of December 31, 2009 ranged from 5.0% to 5.5%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

    The Company recognizes the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and the changes in that funded status is recognized in other comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation.

    The following table shows a reconciliation of changes in the plan’s benefit obligation and plan assets for the year ended December 31, 2009 and 2008 and a reconciliation of the funded status with amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of the year	$3,853	$4,961
Service cost	173	254
Interest cost	222	274
Deferred amounts	(43)	(633)
Benefits paid	(23)	(490)
Foreign currency translation adjustment	135	(513)

Benefit obligation at end of year	$4,317	$3,853

Change in Plan Assets
Fair value of plan assets at beginning of the year	$2,738	$3,395
Actual return on plan assets	158	111
Deferred amounts	189	20
Foreign currency translation adjustment	94	(356)
Benefits paid	(177)	(432)

Fair value of plan assets at end of year	$3,002	$2,738

Funded Status	$1,315	$1,115

Net balance sheet liability	$1,315	$1,115

Non current asset	2,756	2,481
Noncurrent liabilities	4,071	3,596

Amounts Recognized in the Consolidated Balance Sheets	$1,315	$1,115

Amounts Recognized in Accumulated Other Comprehensive Loss

Comprehensive loss	205	274

    The components of net periodic benefit cost and other amounts recognized in other accumulated comprehensive loss at December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008

Net periodic benefit cost
Service cost	$(173)	$(254)
Interest cost	(222)	(274)
Expected return on plan assets	158	111
Amortization of deferred amounts and asset ceiling impact	197	161
	$(40)	$(256)

As of December 31, 2009, the average expected future working lifetime for each participant of the plans ranges from 12 to 22 years.

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Discount rate	5.0% to 5.5%	5.8%
Expected return on plan assets	4.5%	4.5%

The Company changes important assumptions when changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term rate of return on plan assets will typically be revised every three to five years. Other material assumptions include the rates of employee termination and rates of participant mortality.

The discount rate was determined by projecting the plans expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described below.

The expected long-term rate of return on pension assets is selected by taking into account the expected duration of the Projected Benefit Obligation (“PBO”) for the plan, and the asset mix of the plan. The rate of return is earned over the period until the benefits represented by the current PBO are paid. The expected return on plan assets is based on the Company’s expectation of historical long-term average rates of return on the different asset classes held in the pension fund. This is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the Company’s asset allocation and the duration of the plan liabilities. Thus, the Company has taken a historical approach to the development of the expected return on asset assumption. The Company believes that fundamental changes in the markets cannot be predicted over the long-term. Rather, historical returns, realized across numerous economic cycles, should be representative of the market return expectations applicable to the funding of a long-term benefit obligation.

    The Company’s plan assets are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). See Note 8 for further discussion of the different levels of the fair value hierarchy.

    The Company’s fair value of pension plan assets at December 31, 2009 is as follows (dollars in thousands):

	Level 1	Level 2	Level 3	Total

Cash	$120	$-	$-	$120
Equities	330	-	-	330
Bonds	2,342	-	-	2,342
Other	210	-	-	210
	$3,002	$-	$-	$3,002

In determining the asset allocation, the investment manager recognizes the Company’s desire for funding and expense stability, the long-term nature of the pension obligation and current and projected cash needs for retiree benefit payments. The pension fund is actively managed within the target asset allocation ranges.

The plan invests in a variety of asset classes to diversify its assets. The plan’s assets are currently invested in a variety of funds representing most standard equity and debt security classes. While no significant changes in the asset allocation are expected during the upcoming year, the Company may make changes at any time.

As of December 31, 2009, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following estimated future benefit payments, including future benefit accrual, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

2010	$238
2011	$138
2012	$126
2013	$205
2014	$268
2015-beyond	$1,365

Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any legislative or regulatory changes affecting plan funding requirements. While the current market conditions could have an adverse effect on the plan investments, any additional required contribution is not expected to have a material effect on the consolidated financial statements. The Company expects to fund additional contributions from its cash balances and operating cash flows. For tax planning, financial planning, cash flow management or cost reduction purposes, the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

19. Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions in amounts at the discretion of management. The employer contribution was $0.1 million for the years ended December 31, 2009, 2008 and 2007.

20. Commitments and Contingencies

Lease Commitments

The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments, plus a share of taxes, insurance and maintenance on the properties.

Future minimum payments under operating leases are as follows (dollars in thousands):

Years Ending December 31,
2010	3,986
2011	2,569
2012	1,889
2013	1,435
2014	1,365
Thereafter	4,884
$16,128

Rental expense from continuing operations amounted to $5.6 million, $6.7 million and $4.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

    SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“Syspatronic”) commenced this action against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by Syspatronic. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the ‘862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the ‘862 Patent. In light of that construction, the Company believes that its accused products do not infringe the ‘862 Patent. The Court has lifted the stay it ordered during the reexamination proceedings. The Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage.

    CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008). CardSoft, Inc. and CardSoft (Assignment for the Benefit of Creditors), LLC (collectively “CardSoft”) filed this action against the Company and others in March 2008, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ‘945 patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. The Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011. This action is currently in the discovery stage.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim. This action is currently in the discovery stage.

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

The Company’s accounts receivable result primarily from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among five to ten customers. The Company’s top five customers amounted to 19.0%, 22.1% and 21.3% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. These same five customers accounted for 14.2% and 17.4% of the Company’s net accounts receivable balance at December 31, 2009 and 2008, respectively. Sales to the Company’s largest customer totaled 5.2%, 6.2% and 5.3% of total revenues in 2009, 2008 and 2007, respectively.

    The Company routinely assesses the financial strength of its customers, requiring letters of credit from certain foreign customers, and provides an allowance for doubtful accounts as necessary.

Inventories

The Company’s entire inventory is purchased from third party manufacturers that are considered to be outside sources. The failure of any such third party manufacturer to meet its commitment on schedule could have a material adverse effect on the Company’s business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time the Company’s production could be delayed. Such delays could have a material adverse effect on the Company’s business, operating results and financial condition.

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

International Operations

The Company’s international business is an important contributor to the Company’s net revenues and operating results. However, a substantial portion of the Company’s international sales are denominated in the U.S. Dollar, and an increase in the value of the U.S. Dollar relative to foreign currencies could make products sold internationally less competitive. The operating expenses of the Company’s overseas offices are paid in local currencies and are subject to the effects of fluctuations in foreign currency exchange rates.

The Company maintained significant accounts receivable balances outside of the U.S. comprising 78.3% and 72.0%, respectively, of the Company’s net accounts receivable balance at December 31, 2009 and 2008. These balances are subject to the economic risks inherent to those regions.

22. Segment, Geographic, and Customer Information

During the fourth quarter of 2008, the Company initiated organizational changes and made enhancements to its internal management reporting and began to report information pertaining to its four business segments in 2009 as follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas consist of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. NEMEA consists of Germany, Austria, Scandinavia, and the Benelux countries. SEMEA consists of France, Spain, the United Kingdom, Ireland, Eastern Europe, Russia, the Middle East, and Africa. Asia-Pacific consists of China, India, Japan, Korea, Southeast Asia, Australia, and New Zealand. Prior year segment data has been restated for comparative purposes.

The Company’s Chief Operating Decision Maker (“CODM”) is its CEO.  The CODM has access to discrete financial information for each of its business segments regarding revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment, and indirect operating expenses consisting of global shared cost centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation.  The Company operations are managed by the MDs for each business segment that report directly to the CEO and have responsibility for all business activities and combined operating results of their respective business segments. These individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their business segment.

	Year Ended December 31,
	2009	2008	2007
Net Revenue
Americas	$123,746	$160,038	$158,539
NEMEA	102,492	90,104	16,400
SEMEA	131,505	133,210	64,984
Asia-Pacific	49,160	50,890	49,604
	$406,903	$434,242	$289,527

	Year Ended December 31,
	2009	2008	2007
Operating Income
Americas	$21,130	$16,278	$20,312
NEMEA	19,267	(6,060)	5,959
SEMEA	24,676	(8,490)	14,899
Asia-Pacific	9,049	4,368	11,386
Shared cost centers	(71,002)	(82,808)	(63,300)
Total segment profit (loss)	$3,120	$(76,712)	$(10,744)

Interest income	296	1,466	3,954
Interest expense	(10,990)	(6,822)	(122)
Foreign currency loss	411	(1,821)	(1,685)
Other expense	390	191	(25)
Income (loss) before income taxes
and discontinued operations	$(6,773)	$(83,698)	$(8,622)

	December 31,	December 31,
	2009	2008
Total Assets
Americas	$55,858	$61,813
NEMEA	110,670	105,035
SEMEA	83,957	81,773
Asia-Pacific	26,597	35,840
Shared cost centers	29,806	21,839
	$306,888	$306,300

    The Company’s goodwill by business segment is as follows (dollars in thousands):

	December 31,	December 31,
	2009	2008

NEMEA	$17,715	$16,255
SEMEA	6,995	6,634
Asia-Pacific	3,826	3,826
	$28,536	$26,715

    The Company’s intangible assets by business segment are as follows (dollars in thousands):
	December 31,	December 31,
	2009	2008

Americas	$1,453	$1,102
NEMEA	44,021	50,181
SEMEA	955	1,945
Asia-Pacific	3,150	4,083
	$49,579	$57,311

    The Company’s depreciation and amortization of property, plant, and equipment and acquired intangible assets are as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Americas	$6,790	$7,452	$6,415
NEMEA	9,166	6,793	318
SEMEA	2,376	2,732	171
Asia-Pacific	888	1,663	2,129
	$19,220	$18,640	$9,033

    The Company’s impairment of goodwill and intangible assets is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007

Americas	$-	$6,432	$-
NEMEA	-	24,400	-
SEMEA	-	32,426	-
Asia-Pacific	-	4,540	-
	$-	$67,798	$-

23. Supplemental Cash Flow Information (in thousands)

    Supplemental cash flow information for the years ended December 31, 2009, 2008 and 2007 is as follows (dollars in thousands):

	2009	2008	2007
Changes in operating assets and liabilities:
Accounts receivable	$14,981	$5,464	$(19,084)
Inventories	(1,808)	(7,371)	20,683
Income tax receivable	568	761	(1,354)
Prepaid expenses and other current assets	4,719	(207)	(4,959)
Other assets	(2,486)	5,660	(4,175)
Accounts payable	(1,874)	(4,333)	7,623
Accrued payroll and related expenses	(1,559)	(3,863)	3,466
Accrued sales and other tax	(1,902)	117	(759)
Accrued liabilities	(7,369)	(4,318)	2,465
Deferred revenue	(2,256)	1,626	3,287
Income taxes payable	696	(817)	(1,903)
Other liabilities	2,581	6,533	(481)
Net increase (decrease) in operating assets and liabilities	$4,291	$(748)	$4,809
Cash paid (received) during the year by continuing
operations:
Interest	$123	$144	$(74)
Income taxes	$2,866	$664	$(2,128)
Noncash investing activities:
Changes in accounts payable related to the
purchase of property, plant and equipment	$639	$765	$70
Changes in accounts payable related to the
software development costs capitalized	$800	$-	$-
Changes in accrued liabilities related to
acquisitions	$1,030	$-	$-

Discontinued Operations:

Year 2009. The net cash provided by operating activities primarily relates to a European lease and service operation and is due to its operating activities for the year.

Year 2008. The net cash provided by operating activities relates to the Company’s Australian Courier Business and a European lease and service operation and is due to its operating activities for the year.

Year 2007. The net cash provided by operating activities for the year ended December 31, 2007 relates to the U.K. Lease Business and is primarily due to reimbursements of previously paid commissions paid to the Company in the first quarter of 2007 for those leases not reaching full lease term. The net cash provided by operating activities also relates to the Company’s Australian Courier Business and is due to its operating activities for the year.

24. Interim Financial Results (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2009 and 2008. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The results for each of the quarters have been adjusted to reflect the European lease and service operation as a discontinued operation.  See Note 6 for additional discussion. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (dollars in thousands, except per share data).

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (A)	Quarter	Quarter	Year
2009:
Net revenue	$82,794	$105,575	$101,161	$117,373	$406,903
Gross profit	$24,241	$34,214	$33,218	$36,761	$128,434
Income (loss) before
discontinued operations	$(9,854)	$2,003	$761	$1,146	$(5,944)
Income (loss) from
discontinued operations	(71)	(748)	417	(522)	(924)
Net income (loss)	$(9,925)	$1,255	$1,178	$624	$(6,868)

Basic income (loss)
per share:
Continuing operations	$(0.18)	$0.04	$0.01	$0.02	$(0.11)
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.02)
Net income (loss)	$(0.19)	$0.02	$0.02	$0.01	$(0.13)
Diluted income (loss)
per share:
Continuing operations	$(0.18)	$0.04	$0.01	$0.02	$(0.11)
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.02)
Net income (loss)	$(0.19)	$0.02	$0.02	$0.01	$(0.13)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (B)	Quarter	Quarter (C)	Year
2008:
Net revenue	$70,505	$123,168	$120,056	$120,513	$434,242
Gross profit	$19,560	$33,560	$38,456	$32,233	$123,809
Income (loss) before
discontinued operations	$(607)	$(10,824)	$632	$(74,110)	$(84,909)
Income (loss) from
discontinued operations	275	(71)	(7)	(691)	(494)
Net income (loss)	$(332)	$(10,895)	$625	$(74,801)	$(85,403)

Basic income (loss)
per share:
Continuing operations	$(0.01)	$(0.20)	$0.01	$(1.39)	$(1.59)
Discontinued operations	-	-	-	(0.01)	(0.01)
Net income (loss)	$(0.01)	$(0.20)	$0.01	$(1.40)	$(1.60)
Diluted income (loss)
per share:
Continuing operations	$(0.01)	$(0.20)	$0.01	$(1.39)	$(1.59)
Discontinued operations	-	-	-	(0.01)	(0.01)
Net income (loss)	$(0.01)	$(0.20)	$0.01	$(1.40)	$(1.60)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (C)	Quarter	Quarter	Year
2007:
Net revenue	$64,205	$66,269	$69,552	$89,501	$289,527
Gross profit	$20,614	$8,467	$21,029	$24,569	$74,679
Income (loss) before
discontinued operations	$(3,290)	$(5,884)	$254	$(180)	$(9,100)
Income (loss) from
discontinued operations	765	141	275	442	1,623
Net income (loss)	$(2,525)	$(5,743)	$529	$262	$(7,477)

Basic income (loss)
per share:
Continuing operations	$(0.06)	$(0.11)	$0.01	$-	$(0.17)
Discontinued operations	0.01	-	-	-	0.03
Net income (loss)	$(0.05)	$(0.11)	$0.01	$-	$(0.14)
Diluted income (loss)
per share:
Continuing operations	$(0.06)	$(0.11)	$0.01	$-	$(0.17)
Discontinued operations	0.01	-	-	-	0.03
Net income (loss)	$(0.05)	$(0.11)	$0.01	$-	$(0.14)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (B)	Quarter	Quarter (C)	Year (D)
2006:
Net revenue	$60,969	$66,144	$56,669	$64,783	$248,565
Gross profit	$23,519	$27,394	$18,922	$19,190	$89,025
Income (loss) before
discontinued operations	$2,789	$4,210	$473	$(2,735)	$4,737
Income (loss) from
discontinued operations	349	2,018	(127)	(7)	2,233
Net income (loss)	$3,138	$6,228	$346	$(2,742)	$6,970

Basic income (loss)
per share:
Continuing operations	$0.05	$0.08	$0.01	$(0.05)	$0.09
Discontinued operations	0.01	0.04	0.01	-	0.04
Net income (loss)	$0.06	$0.12	$0.01	$(0.05)	$0.13
Diluted income (loss)
per share:
Continuing operations	$0.05	$0.08	$0.01	$(0.05)	$0.09
Discontinued operations	0.01	0.03	0.01	-	0.04
Net income (loss)	$0.06	$0.11	$0.02	$(0.05)	$0.13

(A)	The first quarter was negatively impacted by a global economic downturn and the corresponding decrease in available credit to both businesses and consumers.

(B)	On April 1, 2008, the Company acquired all the outstanding shares in Thales e-Transaction. Revenue from the acquired entities was $49.1 million for the second quarter of 2008.

(C)	During the fourth quarter of 2008, the Company recorded $67.8 million non-cash write-downs of goodwill and intangible assets related to the various acquisitions.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit and Method of Filing

3.1	—
Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461) filed on September 12, 1997)

3.2	—	Second Amended and Restated Bylaws of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 6, 2006)

4.1	—
Amended and Restated Certificate of Incorporation of Hypercom Corporation (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Registration Statement on Form S-1 (Registration No. 333-35461) filed on September 12, 1997)

10.1	—
Hypercom Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-67440) filed on August 14, 2001)***

10.2	—	Amended and Restated Hypercom Corporation 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2004)***

10.3	—
Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97181) filed on July 26, 2002)***

10.4	—
Hypercom Corporation Nonemployee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Registration Statement on Form S-8 (Registration No. 333-97179) filed on July 26, 2002)***

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
First Amendment to the Hypercom Corporation Long-Term Incentive Plan (effective January 1, 2009) (incorporated by reference to Exhibit 10.7 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2009)***

10.8	—
First Amendment to the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan (effective January 1, 2009) (incorporated by reference to Exhibit 10.8 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2009)***

10.9	—
Second Amendment to the Hypercom Corporation Nonemployee Directors’ Stock Option Plan (effective January 1, 2009) (incorporated by reference to Exhibit 10.9 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2009)***

10.10	—
Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 3, 2005)

10.11	—
First Amendment dated February 15, 2005, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2005)

10.12	—
Second Amendment dated March 15, 2006, to the Credit Agreement dated January 31, 2005, by and between Hypercom Corporation and Wells Fargo N.A. (incorporated by reference to Exhibit 10.12 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2006)

10.13	—
Employment Agreement, effective January 16, 2007, between Philippe Tartavull and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on January 17, 2007)***

10.14	—
Amendment to Employment Agreement, dated July 11, 2007, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 8-K filed on July 13, 2007)***

10.15	—
Contract Manufacturing Agreement, dated as of December 7, 2007, between Hypercom Manufacturing Resources, Inc. and Venture Corporation (Singapore) LTD (incorporated by reference to Exhibit 10.20 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 14, 2008)†

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
First Amendment to Loan and Security Agreement and Limited Consent, dated as of February 10, 2010, among Hypercom U.S.A., Inc. and Hypercom Manufacturing Resources, Inc., as Borrowers, Certain Financial Institutions, as Lenders, and Bank of America, N.A., as Agent*

10.20	—
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

10.23	—
Amendment to the Share Purchase Agreement (Amendment Nº1), dated as of April 1, 2008, by and between Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.24	—
Employment Contract, dated March 31, 2008, by and between Thales e-Transactions SA and Henry Gaillard (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 11, 2008)***

10.25	—
Amendment to Employment Agreement, dated October 23, 2008, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on October 28, 2008)***

10.26	—
Amendment to Employment Agreement, dated December 31, 2008, by and between Hypercom Corporation and Norman Stout (incorporated by reference to Exhibit 10.25 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2009)***

10.27	—
Amendment to Employment Agreement, dated December 31, 2008, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.26 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2009)***

10.28	—
Offer Letter dated March 24, 2009 by and between Hypercom Corporation and Thomas B. Sabol (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on March 30, 2009)***

10.29	—
Amendment No. 2 to Employment Agreement, dated April 29, 2009, by and between Hypercom Corporation and Norman Stout (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 30, 2009)***

10.30	—
Separation Agreement and General Release, dated May 19, 2009, by and between Hypercom Corporation and Robert M. Vreeland (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on May 22, 2009)***

10.31	—
Employment Contract, dated July 2, 2009, by and between Hypercom France SARL and Henry Gaillard (incorporated by reference to Exhibit 10.3 to Hypercom Corporation’s Current Report on Form 10-Q filed on August 7, 2009)***

10.32	—
Change of Control Agreement, dated August 6, 2009, by and between Hypercom Corporation and Shawn Rathje (incorporated by reference to Exhibit 10.4 to Hypercom Corporation’s Current Report on Form 10-Q filed on August 7, 2009)***

10.33	—
Amended and Restated Employment Agreement, dated as of December 30, 2009, by and between Hypercom Corporation and Philippe Tartavull (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on January 5, 2010)***

21.1	—	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 16, 2009)

23.1	—	Consent of Independent Registered Public Accounting Firm*

24.1	—	Powers of Attorney*

31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

***	Management or compensatory plan or agreement.

†
Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.