Form 10-Q
period 2010-03-31
HYPERCOM CORP
filed 2010-05-10
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Common Stock, $.001 par value per share	54,668,317 shares

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$46,708	$55,041
Accounts receivable, net of allowance for doubtful
accounts of $3,393 and $3,240, respectively	82,107	86,031
Current portion of net investment in sales-type leases	4,626	5,235
Inventories	34,442	29,363
Prepaid expenses and other current assets	5,384	5,345
Deferred income taxes	1,383	1,311
Prepaid taxes	4,752	3,510
Assets held for sale	6,000	5,241
Total current assets	185,402	191,077

Property, plant and equipment, net	22,427	24,304
Net investment in sales-type leases	5,326	5,046
Intangible assets, net	46,296	49,579
Goodwill	27,312	28,536
Other long-term assets	8,410	8,346
Total assets	$295,173	$306,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,800	$52,355
Accrued payroll and related expenses	16,295	16,152
Accrued sales and other taxes	6,512	8,116
Product warranty liabilities	4,997	5,444
Restructuring liabilities	7,021	8,265
Current other liabilities	20,568	20,677
Deferred revenue	12,102	11,559
Deferred tax liabilities	23	22
Income taxes payable	6,691	6,568
Liabilities held for sale	1,528	1,244
Total current liabilities	121,537	130,402

Deferred tax liabilities	14,542	14,902
Long term debt, net of discount	58,751	56,076
Other liabilities	13,869	14,612
Total liabilities	208,699	215,992
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
54,666,317 and 54,622,360 shares outstanding
at March 31, 2010 and December 31, 2009 respectively	58	58
Additional paid-in capital	275,398	275,001
Accumulated deficit	(145,738)	(146,113)
Treasury stock, 3,162,248 shares (at cost) at
March 31, 2010 and December 31, 2009	(22,749)	(22,749)
Accumulated other comprehensive loss	(20,495)	(15,301)
Total stockholders' equity	86,474	90,896
Total liabilities and stockholders' equity	$295,173	$306,888

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2010	2009

Net revenue:
Products	$74,119	$57,822
Services	24,636	24,972
Total net revenue	98,755	82,794
Costs of revenue:
Products	46,684	38,867
Services	16,647	19,011
Amortization of purchased intangible assets	704	675
Total costs of revenue	64,035	58,553
Gross profit	34,720	24,241
Operating expenses:
Research and development	12,112	10,789
Selling, general and administrative	18,299	18,378
Amortization of purchased intangible assets	1,540	1,429
Gain on sale of assets	(674)	—
Total operating expenses	31,277	30,596
Income (loss) from operations	3,443	(6,355)
Interest income	196	77
Interest expense	(2,786)	(2,450)
Foreign currency loss	(545)	(697)
Other income (expense)	(13)	12
Income (loss) before income taxes and discontinued operations	295	(9,413)
Provision for income taxes	(18)	(441)
Income (loss) before discontinued operations	277	(9,854)
Income (loss) from discontinued operations	98	(71)
Net income (loss)	$375	$(9,925)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.01	$(0.18)
Income (loss) from discontinued operations	—	(0.01)
Basic and diluted income (loss) per share	$0.01	$(0.19)

Shares used in computing income (loss) per
share:
Basic	53,696,317	53,402,973
Diluted	54,853,276	53,402,973

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Cash flows from continuing operations:
Income (loss) before discontinued operations	$277	$(9,854)
Adjustments to reconcile income (loss) before discontinued operations to net cash used in operating activities:
Depreciation and amortization	2,621	2,485
Amortization of purchased intangibles	2,244	2,104
Interest conversion to debt	1,708	1,615
Amortization of debt issuance costs	32	32
Amortization of discount on notes payable	967	703
Provision for doubtful accounts	55	1,324
Provision for excess and obsolete inventory	682	375
Provision for warranty and other product charges	895	1,138
Foreign currency losses (gains)	629	(538)
Gain on sale of assets	(674)	—
Non-cash stock-based compensation	311	674
Other non-cash charges	16	345
Deferred income tax benefit	(432)	(4)
Changes in operating assets and liabilities, net	(15,286)	(3,754)
Net cash used in operating activities	(5,955)	(3,355)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,264)	(1,257)
Proceeds from the sale of assets	1,000	—
Cash paid for acquisitions, net of cash acquired	(1,030)	(37)
Software development costs capitalized	(10)	—
Purchase of short-term investments	—	(1,376)
Proceeds from the sale or maturity of short-term investments	—	1,875
Net cash used in investing activities	(1,304)	(795)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	7,800
Repayment of bank notes payable	—	(7,985)
Proceeds from issuance of common stock	86	54
Net cash provided by (used in) financing activities	86	(131)

Effect of exchange rate changes on cash and cash equivalents	(1,239)	(694)
Net decrease in cash flow from continuing operations	(8,412)	(4,975)
Net cash provided by operating activities from
discontinued operations	79	69
Cash and cash equivalents, beginning of the period	55,041	35,582
Cash and cash equivalents, end of the period	$46,708	$30,676

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

    The accompanying interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

Impact of Recently Issued Accounting Pronouncements

    In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of this new guidance on its consolidated financial position, results of operations and cash flows.

    In January 2010, the FASB issued new guidance for additional disclosures regarding fair value measurements and also clarified certain existing disclosure requirements. Under the new guidance, the Company is required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. This guidance does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. These amendments became effective for the Company’s fiscal quarter ending March 31, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The Company’s adoption of this new guidance did not impact its consolidated results of operations or financial position.

2.  Business Acquisitions and Other

HBNet Sale to the Phoenix Managed Networks

    On February 17, 2010, the Company and The McDonnell Group formed a new venture, Phoenix Managed Networks, LLC, which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. In accordance with this agreement, the Company contributed assets with a net book value of $0.5 million in return for a 40% investment in Phoenix Managed Networks, LLC and $1.0 million in cash. In connection with this transaction, the Company recorded a gain on the sale of $0.7 million during the three months ended March 31, 2010.

Thales e-Transactions

    On December 18, 2009, the Company agreed to settle amounts owed under the Thales e-Transactions (“TeT”) acquisition agreement for a cash payment of approximately $4.1 million. The Company included $3.1 million as part of the purchase price and $1.0 million of professional fees for accounting and tax services provided to Thales SA had been expensed as incurred in 2008. On December 28, 2009, the Company paid $2.1 million of the settlement amount and the remaining $2.0 million was paid on January 8, 2010.

3.  Intangible Assets and Goodwill

    Intangible assets consist of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

		March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$5,027	$(2,095)	$2,932	$3,327	$(1,874)	$1,453
Customer and supplier relationships	53,520	(12,839)	40,681	56,692	(11,875)	44,817
Unpatented technology	2,903	(2,903)	—	3,078	(2,694)	384
Trademarks, trade names	3,555	(1,806)	1,749	3,636	(1,687)	1,949
Service know-how	1,330	(421)	909	1,330	(388)	942
Other	149	(124)	25	150	(116)	34
	$66,484	$(20,188)	$46,296	$68,213	$(18,634)	$49,579

    Amortization expense related to intangible assets used in continuing operations was $2.5 and $2.3 million for the three months ended March 31, 2010 and 2009. Based on the intangible assets recorded at March 31, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period is expected to be as follows: $4.5 million for the remainder of 2010, $6.5 million for 2011, $6.5 million for 2012, $5.6 million for 2013 and $5.6 million for 2014.

    Activity related to goodwill consisted of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance at beginning of year	$28,536	$26,715
Additions related to acquisitions	—	1,108
Currency translation adjustment	(1,224)	713
Balance, end of the period	$27,312	$28,536

4.  Restructuring and Other Charges

2009 Restructuring

    In 2009, the Company incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of the Company’s service businesses in Australia and Brazil;
•	Consolidation of the Company’s United Kingdom operations in the Salisbury facility, resulting in the closing of the Woking facility;
•	Reorganization of the Company’s operations in its Asia-Pacific segment;
•	Reorganization of the Company’s management team in the Company’s offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of the Company’s research and development (“R&D”) activities in Europe.

    As a result of these actions, the Company incurred charges of $0.3 million during the three month period ended March 31, 2010. Of the $0.3 million recorded, $0.1 million was recorded in cost of revenue and $0.2 million was recorded in operating expenses. Of the $0.3 million, $0.2 million was recorded in the Asia-Pacific segment and $0.1 million in Shared Cost Centers.

    The following table summarizes these charges and activities during the three month period ended March 31, 2010 (dollars in thousands):

Accrued restructuring liabilities
Balance at December 31, 2009	$1,010
Additions	313
Cash payments	(611)
Balance at March 31, 2010	$712

    The Company expects to pay the amounts accrued in 2010 and the Company also expects to incur additional restructuring charges of approximately $0.8 million during the remainder of 2010. The amounts recorded, the timing of the payments, and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

    On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million as part of its restructuring plan.

    Activities related to the TeT acquisition restructuring plan are as follows (dollars in thousands):

Accrued restructuring liabilities
Balance at December 31, 2009	$7,255
Additions	—
Cash payments	(541)
Currency translation adjustment	(405)
Balance at March 31, 2010	$6,309

    The Company expects the remaining amounts accrued to be paid in 2010. The restructuring plan and the amounts recorded are subject to change based on the negotiation of severance and other workforce reduction plans with employees and related work groups. Accordingly, additional restructuring expenses may be incurred.

5.  Assets Held for Sale

European Lease and Service Operation

    In 2009, the Company made the decision to sell a European lease and service operation, which qualifies as discontinued operations. Accordingly, the lease and service business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.

    A summary of the assets and liabilities held for sale related to this European lease and service operation is as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$135	$56
Accounts receivable, net	718	688
Net investment in sales-type leases	2,286	2,298
Inventories	66	326
Prepaid expenses and other current assets	894	5
Total assets	$4,099	$3,373

LIABILITIES
Accounts payable	$667	$1,172
Accrued sales and other taxes	789	—
Accrued payroll and related expenses	72	72
Total liabilities	$1,528	$1,244

Brazilian building

    On April 19, 2010, the Company sold its Brazilian building for consideration of R$8.6 million Brazilian Reais (approximately $4.6 million U.S. dollars), receiving R$2.9 million Brazilian Reais upon execution of the sale agreement. The cash received on April 19, 2010 was used to satisfy the lien on the building held by the Brazilian government for unrelated tax matters. The remainder of the building sale consideration will be received in installments of 40% within 180 days and 30% within 270 days of the signing of the sale agreement and is expected to be available for use in our operations once received.

    The net book value at March 31, 2010 and December 31, 2009 was $1.9 million, which is classified as assets held for sale at March 31, 2010 and December 31, 2009.

6.  Leases

Sales-Type Leases

    The Company’s net investments in sales-type leases consist of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Lease contracts receivable	$13,258	$13,523
Unearned revenue	(2,535)	(2,360)
Allowance for bad debt	(771)	(882)
Net investment in sales-type leases	$9,952	$10,281

7. Fair Value Measurements

    The FASB’s accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

    The Company’s assets that were measured at fair value consist of the following at March 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$10,508	$—	$—	$10,508
Cash	36,200	—	—	36,200
	$46,708	$—	$—	$46,708

    The Company’s liabilities are reported at fair value in the company’s consolidated balance sheets at March 31, 2010 and December 31, 2009.

8.  Inventories

    Inventories consist of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Purchased parts	$8,528	$8,850
Work in progress	322	292
Finished goods	25,592	20,221
	$34,442	$29,363

9.  Product Warranty Liability

    The following table reconciles the changes to the product warranty liability for the months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$5,444	$6,597
Warranty charges from operations	895	1,138
Utilization of warranty liability	(1,046)	(1,119)
Currency translation adjustment	(296)	(171)
Balance at end of period	$4,997	$6,445

    Deferred revenue associated with the Company’s extended warranty programs was $3.6 million and $3.5 million as of March 31, 2010 and December 31, 2009, respectively.

10.  Long-term Debt

Revolving Credit Facilities

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

    No amounts were borrowed against the revolving credit facility as of March 31, 2010. The Borrowers had availability of $10.8 million as of March 31, 2010, less the amount of outstanding letters of credit totaling $3.1 million as of March 31, 2010.

    Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

    On February 10, 2010, the Loan Agreement was amended to allow the Company to enter into a transaction between its former subsidiary, HBNet, and The McDonnell Group, as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at the Company’s option, at either: (i) LIBOR plus 200 or 250 basis points, or (ii) the bank’s prime rate plus 50 or 75 basis points, depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation. All amounts outstanding under the Loan Agreement continue to be due on January 15, 2011.

    In addition to representations, warranties, covenants, conditions, and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Obligors from, among other things, incurring certain types of indebtedness (excluding indebtedness secured by certain assets of the Company and its subsidiaries in an aggregate amount not to exceed $50.0 million for working capital purposes), making annual capital expenditures in excess of prescribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, failure of any representation made by the Borrowers to be correct in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Obligors, judgments in excess of $2.5 million in the aggregate being rendered against the Obligors, and the incurrence of certain liabilities under the Employee Retirement Income Security Act (“ERISA”) in excess of $1.0 million in the aggregate.

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

Acquisition Financing

    In February 2008, in connection with the acquisition of TeT, the Company entered into a credit agreement with Francisco Partners II, L.P. (“Francisco Partners”) pursuant to a commitment letter dated December 20, 2007 between the Company and Francisco Partners (“the Credit Agreement”). See Note 2 for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity on April 1, 2012. The Company can voluntarily make prepayments in increments of $5.0 million, unless otherwise agreed between the parties, without premium or penalty.

    On funding of the loan under the Credit Agreement and the closing of the acquisition, Francisco Partners was granted a five-year warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share (the “Warrant”). The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $1.0 million and $0.7 for the three months ended March 31, 2010 and 2009, respectively.

    Long-term debt consists of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Credit agreement	$60,000	$60,000
Interest conversion to debt	13,029	11,321
Repayment of debt	(3,000)	(3,000)
Other	1	1
	70,030	68,322
Discount on warrants, net	(11,279)	(12,246)
Long-term debt, net of discount	$58,751	$56,076

    On April 30, 2010, the Company made an early repayment of $3.0 million to Francisco Partners, and, as a result, we expect to incur approximately $0.5 million of additional non-cash interest expense in the second quarter of 2010.

11.  Share Based Compensation

    The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Costs of revenue	$9	$69
Research and development	29	18
Selling, general and administrative	273	587
Total	$311	$674

    As of March 31, 2010, total unrecognized compensation cost, net of forfeitures, related to stock-based options and restricted stock awards was $1.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Stock Options

    At March 31, 2010, the Company had two active share-based employee compensation plans and one employee stock purchase plan. Stock option awards granted from these share-based employee compensation plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost using the accelerated method over the requisite service period.

    A summary of the Company’s stock option balances at March 31, 2010 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at March 31, 2010	4,624,277	$4.96	6.75	$1,876
Vested and expected to vest at March 31, 2010	4,492,671	$5.02	6.70	$1,720
Exercisable at March 31, 2010	3,545,540	$5.59	6.18	$596

    The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.1 million and $0.0 million, respectively.

    The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended
	March 31,
	2010	2009
Weighted average risk free interest rate	2.60%	1.70%
Expected life of the options (in years)	5.50	5.37
Expected stock price volatility	74%	70%

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical Company data. The weighted average fair value of options granted in the three months ended March 31, 2010 and 2009 was $2.21 and $0.64, respectively.

    The Hypercom Corporation 2010 Equity Incentive Plan was adopted by the Company’s Board of Directors, effective April 21, 2010, and is being proposed for stockholder approval at the Company’s 2010 Annual Meeting of Stockholders. If approved, the plan would allocate a total of 5.1 million shares of common stock for issuance, as well as the addition of up to 0.9 million shares that remain available for issuance under the Company’s predecessor plans.

Restricted Stock Awards

    The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding at March 31, 2010 and 2009 was approximately $0.1 million. As of March 31, 2010, the total amount of unrecognized compensation cost related to non-vested restricted stock awards was $0.6 million, which is expected to be recognized over a weighted-average period of 1.19 years. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

    A summary of non-vested restricted stock activity for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
	Non-vested	Grant Date
	Shares	Fair Value
	Outstanding	per Share
Balance at December 31, 2009	990,000	1.23
Shares granted	—	—
Shares vested	(35,000)	1.07
Shares forfeited	(10,000)	1.24
Balance at March 31, 2010	945,000	1.24

    The total fair value of restricted shares granted during the three months ended March 31, 2009 was $0.2 million.

12. Income Taxes

    Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $(18) thousand and $(0.4) million for the three month periods ended March 31, 2010 and 2009, respectively . The Company’s consolidated effective tax rate for the three month periods ended March 31, 2010 and 2009 was 6.1% and (4.6)%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three month period ended March 31, 2010 is impacted by its cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of March 31, 2010. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability criteria established under the FASB.

    The total amount of unrecognized tax benefits at March 31, 2010 is $39.4 million, of which $4.0 million would impact the Company’s effective tax rate were it to be recognized.

    The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision.  Accrued interest and penalties at March 31, 2010 and December 31, 2009 were $1.3 million and $1.4 million, respectively. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

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

    SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“Syspatronic”) commenced this action against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by Syspatronic. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the ‘862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the ‘862 Patent. In light of that construction, the Company believes that its accused products do not infringe the ‘862 Patent. The Court lifted the stay it ordered during the reexamination proceedings. In April 2010, Syspatronic filed a motion to dismiss the Company’s counterclaims of inequitable conduct in Syspatronic’s original prosecution of the patent, in the re-examination of it and during this litigation.  The Company has filed its objections to the motion. The Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage.

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

    Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. This action is currently in the discovery stage.

14. Segment, Geographic, and Customer Information

    The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the CEO of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global Shared Cost Centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company operations are managed by Managing Directors for each region that report directly to the CODM. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their respective regions, which include the Americas, two regions that encompass Europe, the Middle East and Africa (“EMEA”)—Northern EMEA (“NEMEA”) and Southern EMEA (“SEMEA”), and Asia-Pacific.

    The Company’s four business segments are follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Turkey, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. Prior year segment data has been restated for comparative purposes as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net Revenue
Americas	$23,502	$25,012
NEMEA	27,535	20,057
SEMEA	35,457	27,834
Asia-Pacific	12,261	9,891
	$98,755	$82,794

	Three Months Ended
	March 31,
	2010	2009
Operating Income
Americas	$5,434	$2,359
NEMEA	6,149	2,997
SEMEA	7,740	5,229
Asia-Pacific	2,684	1,499
Shared cost centers	(18,564)	(18,439)
Total segment income (loss)	$3,443	$(6,355)

Interest income	196	77
Interest expense	(2,786)	(2,450)
Foreign currency loss	(545)	(697)
Other income (expense)	(13)	12
Income (loss) before income taxes and discontinued operations	$295	$(9,413)

	March 31, 2010	December 31, 2009
Total Assets
Americas	$58,515	$55,858
NEMEA	103,152	110,670
SEMEA	76,097	83,957
Asia-Pacific	27,526	26,597
Shared cost centers	29,883	29,806
	$295,173	$306,888

15. Comprehensive Income (loss)

    Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 consists of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$375	$(9,925)
Foreign currency translation adjustment	(5,194)	(3,284)
Total comprehensive loss	$(4,819)	$(13,209)

16.      Earnings per Share

    Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Shares used in basic income (loss) per share computation
(weighted average common shares oustanding)	53,696,317	53,402,973
Dilutive effect of stock options and warrants	1,156,959	—
Shares used in diluted income (loss) per share computation	54,853,276	53,402,973

Options, stock awards and warrants that could potentially
dilute income per share in the future that were not
included in the computation of diluted income per share	15,003,062	15,205,265

    For the three months ended March 31, 2010, the outstanding stock options with exercise prices greater than the average market price of The Company’s common stock during the period were excluded from the computation of diluted net income per share.

    For the three months ended March 31, 2009, outstanding stock options, restricted stock awards and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-looking Statements

    This report includes statements that may constitute forward-looking statements (including financial projections) that we believe are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21G of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “will,” “project,” and other similar expressions identify forward-looking statements.

    Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the SEC, specifically our most recent Annual Report on Form 10-K for the year ended December 31, 2009, as well as our subsequent reports on Form 8-K, as may be amended from time to time, which identify events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Information about our Business

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

Result of Operations

    Net Revenue

    The following table sets forth our product revenue and service revenue for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent

Product revenue	$74,119	$57,822	$16,297	28.2%
Service revenue	24,636	24,972	(336)	(1.3)%
Total net revenue	$98,755	$82,794	$15,961	29.5%

    Product Revenue

    The overall increase in product revenue is due primarily to an improved global economic climate resulting in increased sales into the Central and Eastern European markets. Countertop product sales increased approximately $9.8 million during the first quarter of 2010 compared to the same quarter in 2009. In addition, sales of mobile products and pin pads increased approximately $3.0 million and $1.7 million, respectively, in Europe and Australia during the first quarter of 2010 compared to the first quarter of 2009.

    Service Revenue

    Services revenue decreased by $0.3 million due to a decision to exit a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009, which was partially offset by higher volume of services and by positive impact of foreign exchange rates in Europe and Australia.

    Segment Revenue

    Our four business segments are as follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the U.S., Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Turkey, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the U.K., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Singapore, Thailand, Australia and New Zealand. Prior year segment data has been restated for comparative purposes for changes made within our four segments. Approximately 43% of our revenue was denominated in Euros for the quarter ended March 31, 2010. If the Euro continues to weaken against the U.S. dollar, we could see a significant decline in net revenue reported in future periods for Euro-denominated sales.

    The following table sets forth the revenues by business segment for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent

Americas	$23,502	$25,012	$(1,510)	(6.0)%
NEMEA	27,535	20,057	7,478	37.3%
SEMEA	35,457	27,834	7,623	27.4%
Asia-Pacific	12,261	9,891	2,370	24.0%
	$98,755	$82,794	$15,961	19.3%

    Net revenue for the Americas segment decreased by $1.5 million for the three month period ended March 31, 2010 from the same period in 2009, principally as a result of a decrease in multilane sales of $0.7 million in North America and by our exit of a marginally profitable service contract of $2.3 million with a large customer in Brazil during the third quarter of 2009.

    Net revenue for the NEMEA segment increased by $7.5 million for the three month period ended March 31, 2010 from the same period in 2009, principally due to strong sales of our countertop product in Austria and as a result of improved global economic conditions when compared to the same period in 2009.

    Net revenue for the SEMEA segment increased by $7.6 million for the three month period ended March 31, 2010 from the same period in 2009, principally due to higher sales of countertop products in Eastern Europe, Middle East and Africa as well as an increase of mobile products sales in Spain and Portugal.

    Net revenue for the Asia-Pacific segment increased by $2.4 million for the three month period ended March 31, 2010 from the same period in 2009, principally due to higher mobile product sales in Australia as result of improvement in the economic environment in the region.

    Gross Profit

    Our costs of revenue include the cost of raw materials, manufacturing, supply chain, service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations.

    The product and services gross profit during the remainder of 2010 may be impacted by the relative strength of the U.S. dollar compared to the Euro based on the volume of sales denominated and receivable in Euros that are sourced from our contract manufacturers and payable in U.S. dollars.

    The following table sets forth the product and service gross profit for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
		Gross Margin		Gross Margin	Change
	2010	Percentage	2009	Percentage	Amount	Percent

Product gross profit	$27,435	37.0%	$18,955	32.8%	$8,480	4.2%
Service gross profit	7,989	32.4%	5,961	23.9%	2,028	8.6%
Amortization of purchased intangible assets	(704)	(0.7)%	(675)	(0.8)%	(29)	(1.5)%
Gross profit	$34,720	35.2%	$24,241	29.3%	$10,479	5.9%

    Product Gross Margin

    The increase in product gross margin is principally due to increased sales volume that reflects improved economic conditions, favorable product and geographic mix, and contract manufacturing cost improvements. Although management will continue to take steps to improve product gross margin percentages, we can not give any assurances that the favorable sales mix and volumes will continue during the remainder of 2010.

    Service Gross Margin

    The increase in service gross margin is principally due to the exit of a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009, maintenance revenue mix and volume increases in Europe and North America, a software sale of $0.3 million in North America that did not occur in the first quarter of 2009, as well as the resolution of a $0.4 million favorable sales tax position in Brazil during the first quarter of 2010. This favorable sales tax position is not expected to continue at the same level as recorded in the first quarter of 2010, and, although management will continue to take steps to improve service gross margin, we cannot give any assurance that sales mix and volume will continue to improve, or be sustained, during the remainder of 2010.

    Operating Expenses—Research and Development

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent
Research and development	$12,112	$10,789	$1,323	12.3%

    R&D expenses consist mainly of software and hardware engineering costs and the cost of development personnel. R&D expenses increased $1.3 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase is primarily due to development work for new products. The increased development expenses are expected to continue for the remainder of 2010.

    Operating Expenses—Selling, General and Administrative

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent
Selling, general and administrative	$18,299	$18,378	$(79)	(0.4)%

    Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations. SG&A expenses for the three months ended March 31, 2010 decreased by $0.1 million compared to the three months ended March 31, 2009. Selling expenses decreased by $1.3 million in the three months ended March 31, 2010 when compared to the same period in 2009, primarily due to lower bad debt expenses due to improvement in our collections. General & administrative expenses increased by $1.2 million, primarily related to higher legal and bonus expenses during the three-month period ended March 31, 2010 when compared to the same period in 2009. The increase in bonus expense is due to the improved financial result for this quarter when compared to the same quarter in 2009 and higher legal expenses related to additional patent and labor work.

    Operating Expenses—Gain on sale of assets

    We recorded a gain of $0.7 million for the sale of assets to create a new venture, Phoenix Managed Networks, LLC, with The McDonnell Group.

    Segment Operating Income

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent

Americas	$5,434	$2,359	$3,075	130.4%
NEMEA	6,149	2,997	3,152	105.2%
SEMEA	7,740	5,229	2,511	48.0%
Asia-Pacific	2,684	1,499	1,185	79.1%
Shared Cost Centers	(18,564)	(18,439)	125	(0.7)%
	$3,443	$(6,355)	$10,048	158.1%

    Operating income in the Americas segment increased by $3.1 million for the three month period ended March 31, 2010 from the same period in 2009, principally as a result of higher gross margin due to a favorable sales mix and by a gain on the one-time sale of assets.

    Operating income in the NEMEA segment increased by $3.2 million for the three month period ended March 31, 2010 from the same period in 2009. The increase is principally due to higher sales volume and favorable product mix.

    Operating income in the SEMEA segment increased by $2.5 million for the three month period ended March 31, 2010 compared to the same period in 2009, principally due higher sales volume and product mix.

    Operating income in the Asia-Pacific segment increased by $1.2 million for the three month period ended March 31, 2010 compared to the same period in 2009, principally due to improved margin in our mobile products and higher volume in our service operation.

    Expenses for Shared Cost Centers increased by $0.1 million for the three months period ended March 31, 2010 from the same period in 2009. The increase was principally a result of $0.9 million of higher R&D expenses, offset by $0.4 million of lower capitalized software amortization and by $0.4 million of lower stock-based compensation.

    Non-Operating Income

    Non-operating income consists of net interest expense, foreign currency gains and losses, and other income and losses. For the three months ended March 31, 2010 our interest expense net of interest income was $2.6 million, compared to $2.4 million for the period ended March 31, 2009.

    Provision for Income Taxes

    Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $(18) thousand for the three months ended March 31, 2010, compared to $(0.4) million for the three months ended March 31, 2009.

    Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The consolidated effective tax rate for the three months ended March 31, 2010 is impacted by our cumulative net operating loss position and the provision of a full valuation reserve against our deferred tax assets.

    As of March 31, 2010, we continue to provide a valuation reserve against substantially all deferred tax asset balances. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. and other jurisdictions become sustainable.

    Income from Discontinued Operations

    During the three months ended March 31, 2010, we recorded income from discontinued operations of $0.1 million, compared to a loss of $0.1 million for the three months ended March 31, 2009, as a result of our discontinued European lease and service operation, U.K. leasing operations and our discontinuance of the Australian Courier Business.

Cash Flows, Liquidity and Capital Resources

    We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility and other debt facilities.

    Cash Flows

    Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities for the three months ended March 31, 2010 was $6.0 million, compared to cash used by operations of $3.4 million for the three months ended March, 2009. The principal reason for the increase in cash used by operations was an increase in inventory to cover estimated second quarter demands.

    Cash used in investing activities was $1.3 million for the three months ended March 31, 2010, compared to $0.8 million for the three months ended March 31, 2009. Cash used in investing for the three months ended March 31, 2010 consisted principally of purchases of property, plant and equipment of $1.3 million and $1.0 million cash paid for the final working capital adjustment for the TeT acquisition, offset by $1.0 million cash received from the sale of assets.

    Financing cash flows for the three months ended March 31, 2010 consist principally of cash received from borrowings and repayment of our revolving credit facility, the issuance of common stock due to the exercise of employee stock options, and cash used to repay debt. On April 30, 2010, we made an early repayment of $3.0 million on our long term debt obligation to Francisco Partners, and, as a result, we expect to incur approximately $0.5 million of additional non-cash interest expense in the second quarter of 2010.

    We believe that our cash reserves, available financing and future operating cash flows will be sufficient to fund our projected liquidity and capital resource requirements through 2010. However, should operating results be unfavorable, we may need to obtain additional sources of financing to meet our short-term liquidity and capital resource requirements.

    Liquidity and Capital Resources

    At March 31, 2010, cash and cash equivalents was $46.7 million, compared to $55.0 million at December 31, 2009. Working capital increased to $63.7 million from $60.7 million at December 31, 2009. We had availability of $10.8 million under our revolving credit facility as of March 31, 2010, which is decreased by outstanding letters of credit totaling $3.1 million as of March 31, 2010.

Contractual Obligations

    Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, contingencies, and litigation.

    We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC are those that depend most heavily on these judgments and estimates. As of March 31, 2010, there have been no material changes to any of the critical accounting policies contained therein.

Effect of Inflation

    Inflation has not had a significant effect on our operations for any period presented above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

    At March 31, 2010, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We had no short-term investments at March 31, 2010.

    We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, due primarily to the short-term nature of the major portion of our investment portfolio. A substantial portion of our revenue and capital spending is transacted in either U.S. dollars or Euros. Approximately 43% of our revenue was denominated in Euros for the quarter ended March 31, 2010. If the Euro continues to weaken against the U.S. dollar, we could see a significant decline in net revenue reported in future periods for Euro-denominated sales. In addition, the product and services gross profit during the remainder of 2010 may be impacted by the relative strength of the U.S. dollar compared to the Euro based on the volume of sales denominated and receivable in Euros that are sourced from our contract manufacturers and payable in U.S. dollars. In addition to U.S. dollars or Euros, we enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. We are not currently engaged in hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2010. At March 31, 2010, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there were no borrowings under our revolving credit facility at March 31, 2010. However, as of March 31, 2010, we had $3.1 million outstanding against the line of credit to cover various letters of credit guarantees at an interest rate of 2.13%.

During the normal course of business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements and fluctuations in foreign currency exchange rates, as discussed above, and collectability of accounts receivable. We continuously assess these risks and have established policies and procedures to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurance can be made that material losses will not be incurred in these areas in the future.

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported timely as specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our certifying officers, as appropriate, to allow timely decisions regarding required disclosures.

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

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“Syspatronic”) commenced this action against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862 entitled “Data Carrier – Controlled Terminal in a Data Exchange System” issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by Syspatronic. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. We also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the ‘862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the ‘862 Patent. In light of that construction, we believe that our accused products do not infringe the ‘862 Patent. The Court lifted the stay it ordered during the reexamination proceedings. In April 2010, Syspatronic filed a motion to dismiss our counterclaims of inequitable conduct in Syspatronic’s original prosecution of the patent, in the re-examination of it and during this litigation.  We have filed our objections to the motion. The Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage.

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

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley (“Shipley”), a former employee, filed this action against us in January 2009, alleging that we violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, we filed our answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that we unlawfully retaliated against her. In November 2009, we filed our answer, denying the material allegations of the amended complaint. In February 2010, we filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. This action is currently in the discovery stage.

Item 1A.  Risk Factors.

    We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2009, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed.

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

HYPERCOM CORPORATION

Date: May 10, 2010	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: May 10, 2010	By: /s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer (principal financial officer)

Date: May 10, 2010	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)