Form 10-Q
period 2010-06-30
HYPERCOM CORP
filed 2010-08-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $.001 par value per share	55,219,470 shares

HYPERCOM CORPORATION

- ii -

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
Dollars in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$33,273	$55,041
Accounts receivable, net of allowance for doubtful
accounts of $3,310 and $3,240, respectively	82,984	86,031
Current portion of net investment in sales-type leases	4,087	5,235
Inventories	34,303	29,363
Prepaid expenses and other current assets	6,104	5,345
Deferred income taxes	1,104	1,311
Prepaid taxes	5,674	3,510
Current portion of assets held for sale	5,560	5,241
Total current assets	173,089	191,077

Property, plant and equipment, net	21,818	24,304
Net investment in sales-type leases	5,413	5,046
Intangible assets, net	41,234	49,579
Goodwill	23,877	28,536
Other long-term assets	10,159	8,346
Total assets	$275,590	$306,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,699	$52,355
Accrued payroll and related expenses	12,232	16,152
Accrued sales and other taxes	5,240	8,116
Product warranty liabilities	4,971	5,444
Restructuring liabilities	5,746	8,265
Accrued other liabilities	19,286	20,677
Deferred revenue	12,967	11,559
Deferred tax liabilities	23	22
Income taxes payable	4,791	6,568
Current portion of liabilities held for sale	1,613	1,244
Total current liabilities	113,568	130,402

Deferred tax liabilities	11,171	14,902
Long term debt, net of discount	58,839	56,076
Other liabilities	14,360	14,612
Total liabilities	197,938	215,992
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
authorized; 55,219,470 and 54,622,360 shares outstanding
at June 30, 2010 and December 31, 2009, respectively	58	58
Additional paid-in capital	276,019	275,001
Accumulated deficit	(146,994)	(146,113)
Treasury stock, 3,196,353 and 3,162,248 shares (at cost) at
June 30, 2010 and December 31, 2009, respectively	(22,911)	(22,749)
Accumulated other comprehensive loss	(28,520)	(15,301)
Total stockholders' equity	77,652	90,896
Total liabilities and stockholders' equity	$275,590	$306,888

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except share data	2010	2009	2010	2009

Net revenue:
Products	$80,963	$79,234	$155,082	$137,056
Services	22,958	26,341	47,594	51,313
Total net revenue	103,921	105,575	202,676	188,369
Costs of revenue:
Products	53,612	49,711	100,296	88,578
Services	17,877	20,944	34,524	39,955
Amortization of purchased intangible assets	315	706	1,019	1,381
Total costs of revenue	71,804	71,361	135,839	129,914
Gross profit	32,117	34,214	66,837	58,455
Operating expenses:
Research and development	10,454	10,512	22,565	21,301
Selling, general and administrative	17,484	18,350	35,783	36,728
Amortization of purchased intangible assets	1,281	1,500	2,821	2,929
Gain on sale of real property	—	—	(674)	—
Total operating expenses	29,219	30,362	60,495	60,958
Income (loss) from operations	2,898	3,852	6,342	(2,503)
Interest income	76	52	272	129
Interest expense	(3,224)	(2,526)	(6,010)	(4,976)
Foreign currency gain (loss)	(1,616)	627	(2,161)	(70)
Other income (expense)	(10)	309	(23)	321
Income (loss) before income taxes and
discontinued operations	(1,876)	2,314	(1,580)	(7,099)
Benefit (provision) for income taxes	663	(311)	645	(752)
Income (loss) before discontinued operations	(1,213)	2,003	(935)	(7,851)
Income (loss) from discontinued operations	(43)	(748)	54	(819)
Net income (loss)	$(1,256)	$1,255	$(881)	$(8,670)

Basic and diluted income (loss) per share:
Loss before discontinued operations	$(0.02)	$0.04	$(0.02)	$(0.15)
Income (loss) from discontinued operations	—	(0.02)	—	(0.01)
Basic and diluted loss per share	$(0.02)	$0.02	$(0.02)	$(0.16)

Shares used in computing net income (loss) per
common share:
Basic	53,853,334	53,514,573	53,749,304	53,459,082
Diluted	53,853,334	53,748,345	53,749,304	53,459,082

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
Dollars in thousands	2010	2009

Cash flows from continuing operations:
Net loss	$(881)	$(8,670)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	5,125	4,837
Amortization of purchased intangibles	3,841	4,310
Interest conversion to debt	3,437	3,271
Amortization of debt issuance costs	64	64
Amortization of discount on notes payable	2,326	1,475
Provision for doubtful accounts	240	1,034
Provision for excess and obsolete inventory	1,494	1,136
Provision for warranty and other product charges	2,230	2,479
Foreign currency losses (gains)	1,720	(1,429)
Gain on sale of real property	(674)	—
Non-cash stock-based compensation	817	1,131
Other non-cash charges	239	1,082
Deferred income tax benefit	(1,055)	(575)
Changes in operating assets and liabilities, net	(31,297)	(3,175)
Net cash provided by (used in) operating activities	(12,374)	6,970

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,093)	(3,898)
Deposit received on pending sale of real property	1,665	—
Proceeds from the sale of a majority interest in a business	1,000	—
Cash paid for acquisitions, net of cash acquired	(1,030)	(37)
Software development costs capitalized	(2,198)	(248)
Purchases of short-term investments	—	(1,376)
Proceeds from the sale or maturity of short-term investments	—	1,875
Net cash used in investing activities	(3,656)	(3,684)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	7,800
Repayment of bank notes payable	(3,000)	(7,985)
Purchase of treasury stock	(162)	—
Proceeds from issuance of common stock	194	90
Net cash used in financing activities	(2,968)	(95)

Effect of exchange rate changes on cash and cash equivalents	(2,889)	1,363
Net increase (decrease) in cash from continuing operations	(21,887)	4,554
Net cash provided by operating activities from
discontinued operations	119	74
Cash and cash equivalents, beginning of the period	55,041	35,582
Cash and cash equivalents, end of the period	$33,273	$40,210

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

    The accompanying interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 from which the December 31, 2009 balance sheet amounts herein were derived.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Impact of Recently Issued Accounting Pronouncements

    In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company will adopt this guidance on January 1, 2011, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

    In March 2010, the FASB reached a consensus to issue an amendment to the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. The Company will adopt this guidance on January 1, 2011, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

In January 2010, the FASB issued new guidance for additional disclosures regarding fair value measurements and also clarified certain existing disclosure requirements. Under the new guidance, the Company is required to: (1) disclose separately the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy, (2) disclose activity in Level 3 fair value measurements including transfers into and out of Level 3 and the reasons for such transfers, and (3) present separately in its reconciliation of recurring Level 3 measurements information about purchases, sales, issuances and settlements on a gross basis. This guidance does not change any accounting requirements, but is expected to have a significant effect on the disclosures of entities that measure assets and liabilities at fair value. These amendments became effective for the Company’s fiscal quarter ending June 30, 2010, except for the requirements described in item (3) above, which will be effective for the Company’s fiscal year beginning January 1, 2011. The Company’s adoption of this guidance did not, and is not expected to, impact the Company’s consolidated results of operations or financial condition.

2.  Business Acquisitions and Other

Sale of Majority Interest in HBNet, Inc.

    On February 17, 2010, the Company and The McDonnell Group formed a new venture, Phoenix Managed Networks, LLC, which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. In accordance with the formation of this venture, the Company sold 60% of its interest in HBNet, Inc., formerly a wholly owned subsidiary of Hypercom, to The McDonnell Group for $1.0 million. The Company also contributed its remaining interest in HBNet to Phoenix Managed Networks in return for a 40% interest in the venture.

    HBNet’s net book value prior to the transaction was $0.5 million, resulting in a gain of $0.7 million during the six months ended June 30, 2010 from the sale of the 60% interest to The McDonnell Group for $1.0 million. The Company deferred $0.3 million of the cash received and reduced the net book value of HBNet to $0.2 million. Upon contribution of the 40% interest in HBNet to Phoenix Managed Networks, the Company transferred the remaining net book value to an equity investment that represents the Company’s basis of its 40% equity investment in Phoenix Managed Networks. The investment is included in other long-term assets in the Company’s consolidated balance sheet as of June 30, 2010.

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

3.  Intangible Assets and Goodwill

    Intangible assets consist of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

		June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	$5,748	$(2,310)	$3,438	$3,327	$(1,874)	$1,453
Customer and supplier relationships	48,272	(13,130)	35,142	56,692	(11,875)	44,817
Unpatented technology	2,613	(2,613)	—	3,078	(2,694)	384
Trademarks, trade names	3,422	(1,661)	1,761	3,636	(1,687)	1,949
Service know-how	1,330	(454)	876	1,330	(388)	942
Other	149	(132)	17	150	(116)	34
	$61,534	$(20,300)	$41,234	$68,213	$(18,634)	$49,579

    Amortization expense related to intangible assets used in continuing operations was $4.3 and $4.6 million for the six months ended June 30, 2010 and 2009, respectively. Based on the intangible assets recorded at June 30, 2010 and assuming no subsequent impairment of the underlying assets or changes in foreign currency rates, the annual amortization expense for each period is expected to be as follows: $3.5 million for the remainder of 2010, $6.5 million for 2011, $6.5 million for 2012, $5.6 million for 2013 and $5.6 million for 2014.

Activity related to goodwill consisted of the following for the six-month period ended June 30, 2010 (dollars in thousands):

Balance at beginning of the year	$28,536
Currency translation adjustment	(4,659)
Balance, end of period	$23,877

4.  Restructuring and Other Charges

2009 Restructuring

In 2009 and 2010, the Company incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of the Company’s services businesses in Australia and Brazil;
•	Consolidation of the Company’s United Kingdom operations in the Salisbury facility, resulting in the closing of the Woking facility;
•	Reorganization of the Company’s operations in its Asia-Pacific segment;
•	Reorganization of the Company’s management team in the Company’s offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of the Company’s research and development (“R&D”) activities in Europe.

As a result of these actions, the Company incurred charges of $0.4 million and $0.7 million during the three and six month periods ended June 30, 2010. Of the $0.4 million recorded during the three months ended June 30, 2010, $0.1 million was recorded to cost of revenue and $0.3 million was recorded in operating expenses. Of the $0.7 million recorded during the six months ended June 30, 2010, $0.3 million was recorded to cost of revenue and $0.4 million was recorded in operating expenses. Of the $0.4 million incurred charges during the three months ended June 30, 2010, $0.1 million was recorded in the Asia-Pacific segment and $0.3 million in the Americas. Of the $0.7 million charges incurred during the six months ended June 30, 2010, $0.3 million was recorded in the Asia-Pacific segment, $0.3 million in the Americas and $0.1 million in Shared Cost Centers.

The following table summarizes these charges and activities during the six month periods ended June 30, 2010 and 2009 (dollars in thousands):

	Balance at			Balance at
	December 31,		Cash	June 30,
	2009	Additions	Payments	2010
Severance and other termination
benefits	$1,010	$660	$(785)	$885
Total	$1,010	$660	$(785)	$885

	Balance at			Currency	Balance at
	December 31,		Cash	Translation	June 30,
	2008	Additions	Payments	Adjustment	2009
Severance and other termination
benefits	$—	$1,905	$(360)	$42	$1,587
Total	$—	$1,905	$(360)	$42	$1,587

    The Company expects to pay the amounts accrued in 2010 and the Company also expects to incur additional restructuring charges of approximately $0.3 million during the remainder of 2010. The amounts recorded, the timing of the payments and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

    On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million as part of its restructuring plan.

    Activities related to the TeT acquisition restructuring plan are as follows (dollars in thousands):

	Balance at			Currency	Balance at
	December 31,		Cash	Translation	June 30,
	2009	Additions	Payments	Adjustment	2010
Severance and other termination
benefits	$7,255	$—	$(1,416)	$(978)	$4,861
Total	$7,255	$—	$(1,416)	$(978)	$4,861

    The Company expects the remaining amounts accrued to be paid in 2010. The restructuring plan and the amounts recorded are subject to change based on the negotiation of severance and other workforce reduction plans with employees and related work groups. Accordingly, additional restructuring expenses may be incurred and recorded as an expense in the period of the estimated change in amounts to be paid. Any decrease in the estimated restructuring amounts to be paid will be recorded as a reduction of goodwill and any associated deferred tax accounts.

5.  Assets Held for Sale

European Lease and Services Operations

In 2009, the Company decided to sell its European lease and services operations, which qualifies as discontinued operations. Accordingly, the lease and services business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.

A summary of the assets and liabilities held for sale related to this European lease and services operations is as follows (dollars in thousands):

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$215	$56
Accounts receivable, net	423	688
Net investment in sales-type leases	2,050	2,298
Inventories	143	326
Prepaid expenses and other assets	839	5
Total assets	$3,670	$3,373

LIABILITIES
Accounts payable	$900	$1,172
Accrued sales and other taxes	649	—
Accrued payroll and related expenses	64	72
Total liabilities	$1,613	$1,244

Brazilian Building Sale

    On April 19, 2010, the Company sold its Brazilian building for consideration of R$8.6 million Brazilian Reais (approximately $4.6 million U.S. Dollars), receiving R$2.9 million Brazilian Reais, or $1.4 million, upon execution of the sales agreement. The remainder will be received in installments of 40% and 30% within 180 days and 270 days, respectively, of the signing of the sales agreement. The Company entered into a leaseback transaction with the buyer to allow for a transition of the Company’s services operations for a period of three months that ended on July 19, 2010.

    The Company has deferred the gain related to the sale as of June 30, 2010. The gain will be recognized once the Company no longer has continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of  the majority of the receivable or when the Company is assured the amounts due are not subject to future subordination from a bank or other lender. The net book value of the building was $1.9 million and was classified as assets held for sale in the Company’s consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. The $1.4 million received has been recorded as deferred revenue in the Company’s consolidated balance sheet as of June 30, 2010.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Lease contracts receivable	$12,423	$13,523
Unearned revenue	(2,254)	(2,360)
Allowance for bad debt	(669)	(882)
Net investment in sales-type leases	$9,500	$10,281

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

The Company’s assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and current other liabilities. The carrying amount of the Company’s long-term debt and other long-term liabilities approximate fair value in the Company’s consolidated balance sheets at June 30, 2010 and December 31, 2009.

The Company’s assets that were measured at fair value consist of the following at June 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$6,508	$—	$—	$6,508
Cash	26,765	—	—	26,765
	$33,273	$—	$—	$33,273

8.  Inventories

Inventories consist of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Purchased parts	$10,903	$8,850
Work in progress	232	292
Finished goods	23,168	20,221
	$34,303	$29,363

9.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three- and six-month periods ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,997	$6,445	$5,444	$6,597
Warranty charges from operations	1,335	1,341	2,230	2,479
Utilization of warranty liability	(603)	(1,412)	(1,649)	(2,531)
Currency translation adjustment	(758)	292	(1,054)	121
Balance at end of period	$4,971	$6,666	$4,971	$6,666

    Deferred revenue associated with the Company’s extended warranty programs was $3.7 million and $3.5 million as of June 30, 2010 and December 31, 2009, respectively.

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

No amounts were borrowed against the revolving credit facility as of June 30, 2010. The Borrowers had availability of $12.9 million as of June 30, 2010, less the amount of outstanding letters of credit totaling $3.1 million as of June 30, 2010.

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

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into the Credit Agreement with FP II pursuant to a commitment letter dated December 20, 2007 between the Company and FP II. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity on April 1, 2012. The Company can voluntary make prepayments in increments of $5.0 million without premium or penalty.

On funding of the loan under the Credit Agreement and the closing of the acquisition, FP II was granted a five-year warrant (the “Warrant”) to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $2.3 million and $1.5 for the six months ended June 30, 2010 and 2009, respectively.

Long-term debt consists of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):
	June 30,	December 31,
	2010	2009
Credit agreement	$60,000	$60,000
Interest conversion to debt	14,758	11,321
Repayment of debt	(6,000)	(3,000)
Other	1	1
	68,759	68,322
Discounts on warrants issued to FP II, net	(9,920)	(12,246)
Long-term debt, net of discount	$58,839	$56,076

On April 30, 2010, the Company made a repayment of $3.0 million to FP II and recorded $0.4 million of interest expense to write-off a portion of unamortized warrant discount related to the amount paid.

11.  Share Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Costs of revenue	$54	$54	$62	$123
Research and development	22	6	52	24
Selling, general and administrative	431	397	703	984
Total	$507	$457	$817	$1,131

As of June 30, 2010, total unrecognized compensation cost, net of forfeitures, related to stock-based options and restricted stock awards was $5.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

Stock Options

At June 30, 2010, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost using the accelerated method over the requisite service period.

The Hypercom Corporation 2010 Equity Incentive Plan became effective on June 10, 2010. The plan allocated a total of 5.1 million shares of common stock for issuance, as well as the addition of up to 0.9 million shares that remained available for issuance under the Company’s predecessor plans.

A summary of the Company’s stock option balances at June 30, 2010 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at June 30, 2010	5,242,485	$4.66	7.38	$3,244
Vested and expected to vest at June 30, 2010	5,029,012	$4.72	7.29	$3,058
Exercisable at June 30, 2010	3,492,706	$5.16	6.27	$1,725

The aggregate intrinsic value of options exercised during the six-month periods ended June 30, 2010 and 2009 was $0.2 million and $0.0 million, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value of options granted during such periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average risk free interest rate	2.76%	1.96%	2.75%	1.83%
Expected life of the options (in years)	5.28	4.91	5.30	5.19
Expected stock price volatility	74.3%	73.2%	74.3%	71.2%
Expected dividend yield	—	—	—	—

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the six-month periods ended June 30, 2010 and 2009 was $2.79 and $0.66, respectively.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed ratably over the service period of the employees receiving the grants. Share-based compensation expense related to all restricted stock awards outstanding for the six–month periods ended June 30, 2010 and 2009 was approximately $0.2 million and $0.1 million, respectively. As of June 30, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was $1.7 million, which is expected to be recognized over a weighted-average period of 1.86 years. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the six-month period ended June 30, 2010 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Shares	Fair Value
	Outstanding	per Share
Balance at December 31, 2009	990,000	1.23
Shares granted	567,000	4.58
Shares vested	(328,311)	1.14
Shares forfeited	(31,667)	2.29
Balance at June 30, 2010	1,197,022	2.81

The total fair value of restricted shares granted during the six-month periods ended June 30, 2010 and 2009 was $2.6 million and $0.3 million, respectively.

12. Equity

Treasury Stock

During the second quarter of 2010, the Company elected to allow employees to have a net-settlement option when restricted stock awards vest, whereby the Company buys from the employee the net common shares equal to the minimum statutory tax withholding requirement. The cash value of these awards is then remitted to the taxing authorities to satisfy the minimum statutory withholding requirements of the taxing authorities on the employees’ behalf. The Company bought 34,105 shares at a cost of $0.2 million, which was included in treasury stock at June 30, 2010.

13. Income Taxes

Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $0.7 million and $(0.3) million, respectively, for the three month periods ended June 30, 2010 and 2009, and $0.6 million and $(0.8) million, respectively, for the six month periods ended June 30, 2010 and 2009. The Company’s consolidated effective tax rates for the three month and six month periods ended June 30, 2010 were 35.3% and 40.8%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three and six month periods ended June 30, 2010 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of June 30, 2010. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria.

    The total amount of unrecognized tax benefits at June 30, 2010 was $38.6 million, of which $3.2 million would impact the Company’s effective tax rate were it to be recognized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision. Accrued interest and penalties at June 30, 2010 and December 31, 2009 were $1.4 million. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

14. Commitments and Contingencies

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

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007). SPA Syspatronic AG (“Syspatronic”) commenced this action against the Company and others, alleging that certain of the Company’s products infringe U.S. Patent No. 5,093,862, entitled “Data Carrier – Controlled Terminal in a Data Exchange System”, issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by Syspatronic. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the ‘862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the ‘862 Patent. In light of that construction, the Company believes that its accused products do not infringe the ‘862 Patent. The Court lifted the stay it ordered during the reexamination proceedings. A Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage. On June 22, 2010, the Court denied Syspatronic’s Motion to Dismiss Defendants’ Inequitable Conduct Counterclaims and Defenses and held that Defendants’ allegations of inequitable conduct state a plausible claim for relief that satisfies the applicable pleading requirements. Court ordered mediation is expected to be held in the third quarter when the Defendants also expect to file a motion for summary judgment.

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

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorneys’ fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. This action is currently in the discovery stage. On July 19, 2010, the Company filed a motion for summary judgment that is currently pending.

15. Segment, Geographic, and Customer Information

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the CEO of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global Shared Cost Centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company’s operations are managed by Managing Directors for each region that report directly to the CODM. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their respective regions (the Americas, Northern EMEA (“NEMEA”), Southern EMEA (“SEMEA”), and Asia-Pacific)

The Company’s four business segments are follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the United States, Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Sweden, Turkey, Austria and Germany. The SEMEA segment consists of France, Spain, the United Kingdom., Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Indonesia, the Philippines, Singapore, Thailand, Australia and New Zealand. Prior year segment data has been restated for comparative purposes as follows (dollars in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Revenue
Americas	$32,893	$36,245	$56,395	$61,257
NEMEA	23,047	24,215	50,582	44,272
SEMEA	33,844	31,561	69,301	59,395
Asia-Pacific	14,137	13,554	26,398	23,445
	$103,921	$105,575	$202,676	$188,369

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Income
Americas	$5,505	$5,970	$10,939	$8,329
NEMEA	5,052	5,355	11,201	8,352
SEMEA	6,522	6,251	14,262	11,480
Asia-Pacific	3,139	3,629	5,823	5,128
Shared cost centers	(17,320)	(17,353)	(35,883)	(35,792)
Total segment income (loss)	$2,898	$3,852	$6,342	$(2,503)

Interest income	76	52	272	129
Interest expense	(3,224)	(2,526)	(6,010)	(4,976)
Foreign currency gain (loss)	(1,616)	627	(2,161)	(70)
Other income (expense)	(10)	309	(23)	321
Income (loss) before income taxes
and discontinued operations	$(1,876)	$2,314	$(1,580)	$(7,099)

	June 30,	December 31,
	2010	2009
Total Assets
Americas	$60,254	$55,858
NEMEA	77,292	110,670
SEMEA	88,809	83,957
Asia-Pacific	32,112	26,597
Shared cost centers	17,123	29,806
	$275,590	$306,888

16. Comprehensive Income (loss)

Comprehensive income (loss) for the three- and six-month periods ended June 30, 2010 and 2009 consists of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,256)	$1,255	$(881)	$(8,670)
Foreign currency translation adjustment	(8,025)	5,202	(13,219)	1,918
Total comprehensive income (loss)	$(9,281)	$6,457	$(14,100)	$(6,752)

17.      Earnings per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shares used in basic income (loss) per share
computation (weighted average common
shares oustanding)	53,853,334	53,514,573	53,749,304	53,459,082
Dilutive effect of stock options and warrants	—	233,772	—	—
Shares used in diluted income (loss)
per share computation	53,853,334	53,748,345	53,749,304	53,459,082

Options, stock awards and warrants that could
potentially dilute income per share in the future
that were not included in the computation
of diluted income per share	15,734,147	16,154,554	16,003,761	16,238,507

For the three months ended June 30, 2010 and for the six months ended June 30, 2010 and 2009, respectively, outstanding stock options, restricted stock awards and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

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

Our actual results may differ materially from those set forth in our forward-looking statements. We refer you to documents filed by us with the SEC, specifically our most recent Annual Report on Form 10-K for the year ended December 31, 2009, as well as our subsequent reports on Form 10-Q and Form 8-K, as may be amended from time to time, which identify events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Other factors could also materially affect our actual results.

Information about our Business

Hypercom Corporation is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic payment products and software, as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations (“ISOs”) and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers. Approximately 60% of our sales are denominated in a currency other than the U.S. Dollar, with approximately 40% of our sales denominated in Euros. Changes in currency rates, especially that of the Euro, could cause our future financial results to differ materially from our previously reported historical results.

Result of Operations

Net Revenue

    The following tables sets forth our product revenue and services revenue for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Net product revenue	$80,963	$79,234	$1,729	2.18%
Net service revenue	22,958	26,341	(3,383)	(12.8)%
Total	$103,921	$105,575	$(1,654)	(1.6)%

	Six Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Net product revenue	$155,082	$137,056	$18,026	13.2%
Net service revenue	47,594	51,313	(3,719)	(7.2)%
Total	$202,676	$188,369	$14,307	7.6%

    Product Revenue

The increase in product revenue for the three months ended June 30, 2010 compared to the same period in 2009 was principally due to increased countertop sales in the Middle East, the United Kingdom and France of $2.6 million in the aggregate and additional product sales in Brazil of $2.9 million. The increase was partially offset by a negative impact of foreign exchange rates of $2.6 million.

The overall increase in product revenue for the six months ended June 30, 2010 compared to the same period in 2009 was principally due to an improved global economic climate resulting in increased sales into the Central and Eastern European markets. Countertop product sales increased approximately $15.3 million during the six months ended June 30, 2010 compared to the same period in 2009. In addition, sales of mobile products and pin pads in Europe and Australia increased approximately $3.0 million and $1.7 million, respectively, during the three and six months ended June 30, 2010 compared to the same periods in 2009. This increase was partially offset by $4.6 million of negative impact of foreign exchange rates during the six months ended June 30, 2010 compared to the same period in 2009.

Services Revenue

Services revenue decreased by $3.4 million and $3.7 million, respectively, for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to a decision to exit a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009, which was partially offset by higher volume of services and by a positive impact of foreign exchange rates in Brazil and Australia during the first half of 2010.

Segment Revenue

Our four business segments are as follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The Americas segment consists of the United States, Canada, Mexico, the Caribbean, Central America, and South America. The NEMEA segment consists of Belgium, Turkey, Sweden, Austria and Germany. The SEMEA segment consists of France, Spain, the United Kingdom, Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The Asia-Pacific segment consists of China, Hong Kong, Indonesia, the Philippines, Singapore, Thailand, Australia and New Zealand. Prior year segment data has been restated for comparative purposes for changes made within our four segments.

The following table sets forth the revenues by business segment for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Americas	$32,893	$36,245	$(3,352)	(9.2)%
NEMEA	23,047	24,215	(1,168)	(4.8)%
SEMEA	33,844	31,561	2,283	7.2%
Asia-Pacific	14,137	13,554	583	4.3%
Total	$103,921	$105,575	$(1,654)	(1.6)%

	Six Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Americas	$56,395	$61,257	$(4,862)	(7.9)%
NEMEA	50,582	44,272	6,310	14.3%
SEMEA	69,301	59,395	9,906	16.7%
Asia-Pacific	26,398	23,445	2,953	12.6%
Total	$202,676	$188,369	$14,307	7.6%

           Net revenue for the Americas segment decreased by $3.4 million for the three months ended June 30, 2010 from the same period in 2009, principally as a result of a decrease in multilane sales of $2.8 million in North America and by $2.8 million due to our exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009.  This was partially offset by $2.9 million of increased countertop sales in Brazil.

Net revenue for the Americas segment decreased by $4.9 million for the six months ended June 30, 2010 from the same period in 2009, principally as a result of a decrease in multilane sales of $4.0 million in North America and by $5.8 million due to our exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009.  This was partially offset by $3.2 million of increased countertop sales in Brazil.

Net revenue for the NEMEA segment decreased by $1.2 million for the three months ended June 30, 2010 from the same period in 2009, principally due to the negative impact of foreign exchange rates.

Net revenue for the NEMEA segment increased by $6.3 million for the six months ended June 30, 2010 from the same period in 2009, principally due to strong sales of our countertop products in Austria and as a result of improved global economic conditions.  This was partially offset by the negative impact of foreign exchange rates.

Net revenue for the SEMEA segment increased by $2.3 million and $9.9 million, respectively, for the three and six month periods ended June 30, 2010 from the same periods in 2009, principally due to higher sale of countertop products in Eastern Europe, Middle East and Africa as well as an increase of mobile products sales in Spain and Portugal. This was offset by the negative impact of foreign exchange rates.

Net revenue for the Asia-Pacific segment increased by $0.5 million and $3.0 million, respectively, for the three and six month periods ended June 30, 2010 from the same periods in 2009, principally due to higher mobile product sales in Australia as result of improvement in the economic environment in the region and the positive impact of foreign exchange rates.

    Gross Profit

    Our costs of revenue include the cost of raw materials, manufacturing, supply chain, service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations.

    The following table sets forth the product and services gross profit for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
		Gross Margin		Gross Margin	Change
	2010	Percentage	2009	Percentage	Amount	Percent
Product gross profit	$27,351	33.8%	$29,523	37.3%	$(2,172)	(3.5)%
Service gross profit	5,081	22.1%	5,397	20.5%	(316)	1.6%
Amortization of purchased
intangible assets	(315)	(0.3)%	(706)	(0.7)%	391	0.4%
Gross profit	$32,117	30.9%	$34,214	32.4%	$(2,097)	(1.5)%

	Six Months Ended June 30,
		Gross Margin		Gross Margin		Change
	2010	Percentage	2009	Percentage	Amount		Percent
Product gross profit	$54,786	35.3%	$48,478	35.4%	$6,308		(0.1)%
Service gross profit	13,070	27.5%	11,358	22.1%	1,712		5.4%
Amortization of purchased
intangible assets	(1,019)	(0.5)%	(1,381)	(0.7)%	362		0.2%
Gross profit	$66,837	33.0%	$58,455	31.0%	$8,382		2.0%

    Product Gross Margin

   The decrease in product gross margin for the three months ended June 30, 2010 was principally due to lower margins on our mobile and pin pad products in NEMEA as a result of differences in product mix and lower average selling prices, as well as low margins on new products sales in Brazil.

   The product gross margin for the six months ended June 30, 2010 was virtually unchanged from the same period in 2009. This resulted from increased sales volume reflective of improved economic conditions, favorable product and geographic mix, and contract manufacturing cost improvements being offset by decreases in average selling prices in NEMEA and low margins on new products sales in Brazil.

Services Gross Margin

   The increase in services gross margin for the three and six month periods ended June 30, 2010 and 2009,was principally due to the exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009. The increase was also do in part to maintenance revenue mix and volume increases in Europe and North America, a software sale of $0.3 million in North America in the first quarter of 2010, which did not occur in the first quarter of 2009, as well as the resolution of a $0.4 million favorable sales tax position in Brazil during the first quarter of 2010. This favorable sales tax position is not expected to continue at the same level as recorded in the first quarter of 2010 and although management will continue to take steps to improve services gross margins, we cannot give any assurances that sales mix and volume will continue to improve, or be sustained during the remainder of 2010.

    Operating Expenses—Research and Development

	Three Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Research and development	$10,454	$10,512	$(58)	(0.6)%

	Six Months Ended June 30,
				Change
	2010	2009	Amount		Percent
Research and development	$22,565	$21,301	$1,264		5.9%

R&D expenses consist mainly of software and hardware engineering costs and the cost of development personnel.

R&D expenses were virtually flat for the three months ended June 30, 2010 compared to the same period in 2009.

R&D expenses increased $1.3 million for the six months ended June 30, 2010 compared to the same period in 2009. The increase was primarily due to development work for our planned next generation of products within a joint development manufacturing model. The increased development expenses are expected to continue for the remainder of 2010.

Operating Expenses—Selling, General and Administrative

	Three Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Selling, general and administrative	$17,484	$18,350	$(866)	(4.7)%

	Six Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Selling, general and administrative	$35,783	$36,728	$(945)	(2.6)%

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations.

SG&A expenses for each of the three and six months ended June 30, 2010 decreased by $0.9 million compared to the same periods in 2009. The reduction consists of a $1.0 million decrease in sales commissions due to lower sales and operating profit in the Americas. Legal expenses related to additional patent and labor work increased by $0.3 million, which was partially offset by $0.2 million of lower accounting and audit related expenses.

   Operating Expenses—Gain on sale of assets

During the first quarter of 2010, we recorded a gain of $0.7 million from the sale of a majority interest in HBNet, Inc.

Brazilian Building Sale

On April 19, 2010, we sold our Brazilian building for consideration of R$8.6 million Brazilian Reais (approximately $4.6 million U.S. Dollars), receiving R$2.9 million Brazilian Reais upon execution of the sales agreement. The remainder will be received in installments of 40% and 30% within 180 days and 270 days, respectively, of the signing of the sales agreement.

    We expect to record a gain of approximately $2.0 million related to the sale once we no longer have continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of  the majority of the receivable or when we are assured the amounts due are not subject to future subordination from a bank or other lender. Given the variables noted above, we cannot provide any assurance as to the amount of gain or the timing of the recognition given that the final payment is not due until the first quarter of 2011.

Segment Operating Income

	Three Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Americas	$5,505	$5,970	$(465)	(7.8)%
NEMEA	5,052	5,355	(303)	(5.7)%
SEMEA	6,522	6,251	271	4.3%
Asia-Pacific	3,139	3,629	(490)	(13.5)%
Shared Cost Centers	(17,320)	(17,353)	33	0.2%
Total	$2,898	$3,852	$(954)	(24.8)%

	Six Months Ended June 30,
			Change
	2010	2009	Amount	Percent
Americas	$10,939	$8,329	$2,610	31.3%
NEMEA	11,201	8,352	2,849	34.1%
SEMEA	14,262	11,480	2,782	24.2%
Asia-Pacific	5,823	5,128	695	13.6%
Shared Cost Centers	(35,883)	(35,792)	(91)	(0.3)%
Total	$6,342	$(2,503)	$8,845	353.4%

Operating income in the Americas segment decreased by $0.5 million for the three month period ended June 30, 2010 from the same period in 2009, principally as a result of lower multilane sales and by our exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009.

Operating income in the Americas segment increased by $2.6 million for the six month period ended June 30, 2010 from the same period in 2009, principally as a result of higher gross margin due to a favorable sales mix and by a gain on the one-time sale of assets.

Operating income in the NEMEA segment decreased by $0.3 million for the three month period ended June 30, 2010 from the same period in 2009. The decrease was principally due to lower margins on our mobile and pin pad products and by a negative impact of foreign exchange rates.

Operating income in the NEMEA segment increased by $2.9 million for the six month period ended June 30, 2010 from the same period in 2009. The increase was principally due to higher sales volume and favorable product mix in the first quarter offset by lower margins on our mobile and pin pad products and by a negative impact of foreign exchange rates in the second quarter of 2010.

Operating income in the SEMEA segment increased by $0.3 and $2.8 million, respectively, for the three and six month periods ended June 30, 2010 compared to the same periods in 2009, principally due to higher sales volume and product mix, partially offset by a negative impact of foreign exchange rates.

Operating income in the Asia-Pacific segment decreased by $0.5 million for the three month period ended June 30, 2010 compared to the same period in 2009, principally due to lower revenue in our networking products.

Operating income in the Asia-Pacific segment increased by $0.7 million for the six month period ended June 30, 2010 compared to the same period in 2009, principally due to improved margin in our mobile products and higher volume in our services operation.

Shared Cost Centers expenses were virtually flat for both the three and six month periods ended June 30, 2010 compared to the same periods in 2009.

Non-Operating Income

    Non-operating income consists of net interest expense, foreign currency gains and losses, and other income and losses. For the three and six months ended June 30, 2010, our interest expense net of interest income was $3.2 million and $5.7 million, respectively, compared to $2.5 and $4.9 million, respectively, for the same periods in 2009. The increase was due to the interest conversion into additional debt. In addition, interest expense includes an additional $0.4 million unamortized warrant discount related to amounts retired early.

Provision for Income Taxes

Income tax benefit before discontinued operations for federal, state and foreign taxes was $0.7 million and $0.6 million, respectively, for the three and six months ended June 30, 2010, compared to income tax expense of $0.3 million and $0.8 million, respectively, for the same periods in 2009.

Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The consolidated effective tax rate for the three months ended June 30, 2010 was impacted by our cumulative net operating loss position and the provision of a full valuation reserve against our deferred tax assets.

As of June 30, 2010, we continue to provide a valuation reserve against substantially all deferred tax asset balances. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the United States and other jurisdictions become sustainable.

Income from Discontinued Operations

During the three and six months ended June 30, 2010, we recorded loss from discontinued operations of zero compared to a loss of $0.8 million for each of the three and six months ended June 30, 2009, as a result of discontinuance of each of our European lease and services operations, United Kingdom leasing operations, and Australian courier business.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility and other debt facilities.

Cash Flows

Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash used by operating activities for the three and six months ended June 30, 2010 was $6.4 million and $12.4 million, respectively, compared to cash provided by operations of $10.3 million and $7.0 million, respectively, for the same periods in 2009. The principal reason for the decrease in cash used by operations was an increase in working capital needs to cover current and expected demands and the negative impact of foreign exchange rates.

Cash used in investing activities was $2.3 million and $3.7 million, respectively, for the three and six months ended June 30, 2010 compared to $2.9 million and $3.7 million, respectively, for the same periods in 2009. Cash used in investing for the three months ended June 30, 2010 consisted principally of purchases of property, plant and equipment of $1.8 million and $2.2 million of capitalized software, offset by $1.7 million of a deposit received toward the sale of our building in Brazil. Cash used in investing for the six months ended June 30, 2010 consisted principally of purchases of property, plant and equipment of $3.0 million and $2.2 million of capitalized software, offset by a $1.7 million deposit received toward the sale of our building in Brazil as well as $1.0 million cash paid for the final working capital adjustment for the TeT acquisition, offset by $1.0 million cash received from the sale of assets.

Financing cash flows for the three and six months ended June 30, 2010 consisted principally of repayment of debt and the issuance of common stock due to the exercise of employee stock options. On April 30, 2010, we made a repayment of $3.0 million on our long term debt obligation.

We believe that our cash reserves, available financing and future operating cash flows will be sufficient to fund our projected liquidity and capital resource requirements through 2010. However, should operating results be unfavorable, we may need to obtain additional sources of financing to meet our short-term liquidity and capital resource requirements.

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents was $33.3 million compared to $55.0 million at December 31, 2009. Working capital decreased to $59.5 million from $60.7 million at December 31, 2009. We had availability of $12.9 million under our revolving credit facility as of June 30, 2010, which was decreased by outstanding letters of credit totaling $3.1 million as of June 30, 2010.

Contractual Obligations

    Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for an operating lease commitment for our operations in Brazil for which our rent obligation for each period is expected to be as follows: $0.3 million for the remainder of 2010, $0.6 million for 2011 to 2014, and $0.3 million for 2015.

As of June 30, 2010, we have recorded $38.6 million of unrecognized tax benefits as liabilities in accordance with the accounting guidance, and we are uncertain as to if or when such amounts may be settled.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of June 30, 2010, there have been no material changes to any of the critical accounting policies contained therein. However, we have added what we consider to be a critical accounting policy for our Brazil building sale, which is described in Note 5 in the Notes to the Consolidated Financial Statements.

Effect of Inflation

Inflation has not had a significant effect on our operations for any period presented above.

Quarterly Trends and Fluctuations

    We expect that our quarterly results of operations will fluctuate in the first quarter of our fiscal year versus the remaining quarters, principally due to decreased demand for our products from North American retailers in such quarter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2010, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We have no short-term investments at June 30, 2010.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates in connection with our foreign operations and markets. Nevertheless, the fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, principally due to the short-term nature of the major portion of our investment portfolio.

A substantial portion of our revenue and capital spending is transacted in either U.S. Dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. We are not currently engaged in hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2010. At June 30, 2010, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at June 30, 2010. However, as of June 30, 2010, we have $3.1 million outstanding against the line of credit to cover various letters of credit guarantees.

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

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported timely as specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“Syspatronic”) commenced this action against us and others, alleging that certain of our products infringe U.S. Patent No. 5,093,862, entitled “Data Carrier – Controlled Terminal in a Data Exchange System”, issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by Syspatronic. The plaintiff is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. We filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. We also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the ‘862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the ‘862 Patent. In light of that construction, we believe that our accused products do not infringe the ‘862 Patent. The Court lifted the stay it ordered during the reexamination proceedings. A Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage. On June 22, 2010, the Court denied Syspatronic’s Motion to Dismiss Defendants’ Inequitable Conduct Counterclaims and Defenses and held that Defendants’ allegations of inequitable conduct state a plausible claim for relief that satisfies the applicable pleading requirements. Court ordered mediation is expected to be held in the third quarter when the Defendants also expect to file a motion for summary judgment.

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

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley (“Shipley”), a former employee, filed this action against us in January 2009, alleging that we violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, we filed our answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that we unlawfully retaliated against her. In November 2009, we filed our answer, denying the material allegations of the amended complaint. In February 2010, we filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. This action is currently in the discovery stage. On July 19, 2010, we filed a motion for summary judgment that is currently pending.

Item 1A.  Risk Factors.

    We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2009, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding our operations and financial condition. The risks described in our Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed, except as set forth below:

    A disruption in our third-party manufacturers or suppliers would negatively impact our ability to meet customerrequirements.

    We currently rely on third-party manufacturers, and in the future will rely on one or more original design manufacturers as we transition to a joint development manufacturing model, to manufacture and assemble (and in the future, co-design and co-develop) substantially all of our products and subassemblies. We also depend upon third-party suppliers to timely deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules.  If we are unable to successfully manage our relationship with these third-party manufacturers, or if such manufacturers experience any significant disruption in their supply chain and manufacturing capabilities, or they experience similar economic, political and business issues that may impact their ability to fulfill their obligations to us, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business, operating results and financial condition.

   In addition, our use of third-party manufacturers reduces our direct control over product quality, manufacturing timing, yields, and costs. Disruption of the manufacture or supply of our products or components, or a third-party manufacturer’s or supplier’s failure to remain competitive in functionality, quality or price, could delay or interrupt our ability to deliver our products to customers on a timely basis, which would have a material adverse effect on our business, operating results and financial condition.

   The components used in our systems are purchased from outside sources. Certain components, such as semiconductors, wireless modules, and the like, are purchased from single suppliers. The failure of any such supplier to meet its commitment on schedule could have a material adverse effect on our business, operating results and financial condition. If a sole-source supplier were to go out of business or otherwise become unable to meet its supply commitments, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potential costly redesigns could have a material adverse effect on our business, operating results and financial condition.

   We are currently experiencing, and may in the future experience, delays in delivery of products or product components due to general market conditions creating long lead times for certain components, such as semiconductors, as well as failures on the part of some of our suppliers to timely deliver upon our previously agreed to component orders. In addition, we have occasionally experienced, and may in the future experience, delivery of products of inferior quality from component suppliers and third-party manufacturers. Although alternate manufacturers and suppliers are generally available to provide our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and qualifying, and transitioning to, a replacement manufacturer or supplier would take a significant amount of time. Such delays could have a material adverse effect on our business, operating results and financial condition.

    Fluctuations in currency exchange rates may adversely affect our financial results and cash position.

   A substantial part of our business consists of sales to international customers and, as a result, the majority of our revenues and expenses related to our international operations are denominated in Euros and other non-U.S. Dollar currencies. Adverse currency exchange rate fluctuations could have a material impact on our financial results in the future, including our cash position.  In addition, our balance sheet reflects non-U.S. Dollar denominated assets and liabilities, which can be adversely affected by fluctuations in currency exchange rates. In the past, we have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates, but these hedging arrangements are not always effective, particularly in the event of imprecise forecasts of non-U.S. Dollar denominated assets and liabilities and such attempts to mitigate these risks may be costly. Currently, we do not hedge against our entire foreign currency risk as it has become even more costly as a result of recent market developments. Accordingly, an adverse movement in exchange rates could have a material adverse effect on our financial results. In the year ended December 31, 2009, we incurred foreign currency gain of approximately $0.4 million and, for the six month period ended June 30, 2010, a loss of $2.2 million, net of foreign currency transaction gains or losses.

    Furthermore, we utilize contract manufacturers in various international locations, including Malaysia, Germany, Brazil, Romania, and Tunisia. While the majority of our products are purchased from these manufacturers in U.S. Dollars, we also purchase some products in local currencies. Therefore, we may be impacted by fluctuations in foreign currency exchange rates.

   With our transition to a joint development manufacturing model for the next generation of our products beginning throughout 2010 and into 2011, we expect that a larger proportion of our manufacturing costs may be denominated in U.S. Dollars. Therefore, our financial results, including our cash position, could be impacted by fluctuations in foreign currency exchange rates to a greater extent than in prior periods.

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

HYPERCOM CORPORATION

Date: August 9, 2010	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: August 9, 2010	By: /s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer (principal financial officer)

Date: August 9, 2010	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)