Form 10-Q
period 2010-09-30
HYPERCOM CORP
filed 2010-11-08
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common Stock, $0.001 par value per share	55,389,893 shares

HYPERCOM CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
Dollars in thousands, except share data
ASSETS
Current assets:
Cash and cash equivalents	$38,521	$55,041
Accounts receivable, net of allowance for doubtful
accounts of $4,325 and $3,240, respectively	103,208	86,031
Current portion of net investment in sales-type leases	4,292	5,235
Inventories	34,203	29,363
Prepaid expenses and other current assets	8,055	5,345
Deferred income taxes	1,230	1,311
Prepaid taxes	3,467	3,510
Current portion of assets held for sale	5,821	5,241
Total current assets	198,797	191,077

Property, plant and equipment, net	23,434	24,304
Net investment in sales-type leases	6,530	5,046
Intangible assets, net	44,520	49,579
Goodwill	26,638	28,536
Other long-term assets	9,100	8,346
Total assets	$309,019	$306,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,865	$52,355
Accrued payroll and related expenses	14,135	16,152
Accrued sales and other taxes	5,180	8,116
Product warranty liabilities	5,411	5,444
Restructuring liabilities	5,753	8,265
Accrued other liabilities	23,878	20,677
Deferred revenue	15,518	11,559
Deferred tax liabilities	23	22
Income taxes payable	4,957	6,568
Current portion of liabilities held for sale	1,419	1,244
Total current liabilities	128,139	130,402

Deferred tax liabilities	11,900	14,902
Long term debt, net of discount	61,691	56,076
Other liabilities	16,648	14,612
Total liabilities	218,378	215,992
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized;
authorized; 55,270,132 and 54,622,360 shares outstanding
at September 30, 2010 and December 31, 2009, respectively	59	58
Additional paid-in capital	277,144	275,001
Accumulated deficit	(142,519)	(146,113)
Treasury stock, 3,196,353 and 3,162,248 shares (at cost) at
September 30, 2010 and December 31, 2009, respectively	(22,911)	(22,749)
Accumulated other comprehensive loss	(21,132)	(15,301)
Total stockholders' equity	90,641	90,896
Total liabilities and stockholders' equity	$309,019	$306,888

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except share data	2010	2009	2010	2009

Net revenue:
Products	$98,604	$76,092	$253,686	$213,148
Services	26,498	25,069	74,092	76,382
Total net revenue	125,102	101,161	327,778	289,530
Costs of revenue:
Products	65,053	49,303	165,349	137,881
Services	19,765	17,880	54,289	57,835
Amortization of purchased intangible assets	144	760	1,163	2,141
Total costs of revenue	84,962	67,943	220,801	197,857
Gross profit	40,140	33,218	106,977	91,673
Operating expenses:
Research and development	11,336	10,838	33,902	32,139
Selling, general and administrative	21,285	18,092	57,068	54,820
Amortization of purchased intangible assets	1,271	1,580	4,092	4,509
Gain on sale of real property	(841)	—	(1,515)	—
Total operating expenses	33,051	30,510	93,547	91,468
Income from operations	7,089	2,708	13,430	205
Interest income	15	61	287	190
Interest expense	(2,952)	(2,643)	(8,962)	(7,619)
Foreign currency gain (loss)	1,457	(128)	(704)	(198)
Other income	101	35	78	356
Income (loss) before income taxes and
discontinued operations	5,710	33	4,129	(7,066)
Benefit (provision) for income taxes	(1,107)	728	(462)	(24)
Income (loss) before discontinued operations	4,603	761	3,667	(7,090)
Income (loss) from discontinued operations	(128)	417	(73)	(402)
Net income (loss)	$4,475	$1,178	$3,594	$(7,492)

Basic income (loss) per share:
Income (loss) before discontinued operations	$0.09	$0.01	$0.07	$(0.13)
Income (loss) from discontinued operations	(0.01)	0.01	—	(0.01)
Basic income (loss) per share	$0.08	$0.02	$0.07	$(0.14)

Diluted income (loss) per share:
Income (loss) before discontinued operations	$0.08	$0.01	$0.07	$(0.13)
Income (loss) from discontinued operations	—	0.01	$—	(0.01)
Diluted income (loss) per share	$0.08	$0.02	$0.07	$(0.14)

Shares used in computing net income (loss) per
common share:
Basic	54,034,252	53,573,480	53,845,331	53,497,633
Diluted	55,079,688	54,345,929	54,919,099	53,497,633

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Dollars in thousands	2010	2009

Cash flows from continuing operations:
Net income (loss)	$3,594	$(7,492)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	7,720	7,332
Amortization of purchased intangibles	5,256	6,650
Interest conversion to debt	5,194	4,968
Amortization of debt issuance costs	96	96
Amortization of discount on notes payable	3,421	2,323
Provision for doubtful accounts	978	560
Provision for excess and obsolete inventory	2,301	2,229
Provision for warranty and other product charges	4,240	2,748
Foreign currency losses (gains)	48	(1,719)
Gain on sale of real property	(1,515)	—
Non-cash stock-based compensation	1,883	1,635
Non-cash write-off of intangibles and other assets	244	578
Deferred income tax benefit	(453)	(899)
Changes in operating assets and liabilities, net	(37,180)	(2,018)
Net cash provided by (used in) operating activities	(4,173)	16,991

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,315)	(4,652)
Proceeds from the sale of business	841	—
Deposit received on pending sale of real property	1,665	—
Proceeds from the sale of a majority interest in a business	1,000	—
Cash paid for acquisitions, net of cash acquired	(1,030)	(37)
Software development costs capitalized	(3,527)	(250)
Purchase of short-term investments	—	(1,376)
Proceeds from the sale or maturity of short-term investments	—	1,875
Net cash used in investing activities	(8,366)	(4,440)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	7,800
Repayment of bank notes payable	(3,000)	(7,985)
Purchase of treasury stock	(162)	—
Proceeds from issuance of common stock	263	131
Net cash used in financing activities	(2,899)	(54)

Effect of exchange rate changes on cash and cash equivalents	(1,101)	2,315
Net increase (decrease) in cash from continuing operations	(16,539)	14,812
Net cash provided by operating activities from
discontinued operations	19	319
Cash and cash equivalents, beginning of the period	55,041	35,582
Cash and cash equivalents, end of the period	$38,521	$50,713

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hypercom Corporation and its wholly-owned subsidiaries (“Hypercom”, the “Company”, “we”, “us”, “our”, or “our business”). The Company owns 100% of the outstanding stock of all of its subsidiaries with the exception of one subsidiary in Thailand. For this subsidiary, the Company owns a controlling interest and certain nominee shareholders own the remaining shares. The Company is in the process of acquiring the remaining shares from the nominee shareholders.  All of the Company’s subsidiaries are included in the consolidated financial statements and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has evaluated subsequent events through the date these consolidated financial statements were filed. No additional material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in the Company’s current period consolidated financial statements.

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

2.  Business Acquisitions and Other

Sale of Majority Interest in HBNet, Inc.

    On February 17, 2010, the Company and The McDonnell Group formed a new venture, Phoenix Managed Networks, LLC (“PMN”), which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. In this transaction, an affiliate of The McDonnell Group contributed $1.0 million to PMN in consideration for which it received preferred membership interests in PMN representing 60% of PMN’s outstanding preferred interests. At the same time, the Company’s wholly owned subsidiary, Hypercom U.S.A., Inc. (“HYC USA”), contributed certain assets, including all of the outstanding membership interests of HYC USA’s wholly owned subsidiary, HBNet, Inc. (“HBNet”), to PMN in consideration for which HYC USA received preferred membership interests in PMN representing the remaining 40% of PMN’s outstanding preferred interests and $1.0 million in cash. For accounting purposes, the Company treated this transaction as a sale of 60% of its interest in HBNet to The McDonnell Group in exchange for $1.0 million, and a contribution of its other 40% interest in HBNet to PMN in exchange for a 40% interest in PMN. As a result, the Company recorded a gain of $0.7 million during the nine months ended September 30, 2010 from the sale of the 60% interest in HBNet. The excess of the cash received over the gain recorded ($0.3 million) was applied to reduce the net book value of the Company’s remaining investment in HBNet to $0.2 million, which was then exchanged for the Company’s 40% equity investment in PMN. The investment in PMN is included in other long-term assets in the Company’s consolidated balance sheet as of September 30, 2010, and is accounted for under the equity method of accounting.

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

3.  Intangible Assets and Goodwill

    Intangible assets consist of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

		September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized software	$6,677	$(2,542)	$4,135	$3,327	$(1,874)	$1,453
Customer and supplier relationships	53,787	(16,009)	37,778	56,692	(11,875)	44,817
Unpatented technology	2,918	(2,918)	—	3,078	(2,694)	384
Trademarks, trade names	3,562	(1,807)	1,755	3,636	(1,687)	1,949
Service know-how	1,330	(488)	842	1,330	(388)	942
Other	149	(139)	10	150	(116)	34
	$68,423	$(23,903)	$44,520	$68,213	$(18,634)	$49,579

    The Company capitalizes certain internal and external expenses related to developing computer software used in products the Company sells.  Costs incurred prior to the establishment of technological feasibility are charged to research and development (“R&D”) expense.  The increase in capitalized software is primarily related to R&D work for the planned next generation of network equipment products.

Amortization expense related to intangible assets used in continuing operations was $5.9 million and $7.1 million for the nine months ended September 30, 2010 and 2009, respectively. Based on the intangible assets recorded at September 30, 2010 and assuming no subsequent impairment of the underlying assets or changes in foreign currency rates, the annual amortization expense for each period is expected to be as follows: $1.8 million for the remainder of 2010, $6.5 million for 2011, $6.5 million for 2012, $5.6 million for 2013 and $5.6 million for 2014.

    Activity related to goodwill consisted of the following for the nine-month period ended September 30, 2010 (dollars in thousands):

Balance at beginning of the year	$28,536
Currency translation adjustment	(1,898)
Balance, end of period	$26,638

4.  Restructuring and Other Charges

2009 Restructuring

In 2009 and 2010, the Company incurred employee severance and benefits-related charges as a result of the following initiatives:

•	Reorganization of the Company’s services businesses in Australia and Brazil;
•	Consolidation of the Company’s United Kingdom operations in the Salisbury facility, resulting in the closing of the Woking facility;
•	Reorganization of the Company’s operations in its Asia-Pacific segment;
•	Reorganization of the Company’s management team in the Company’s offices in Arizona, Mexico and the Caribbean; and
•	Reorganization of the Company’s R&D activities in Europe.

As a result of these actions the Company incurred charges of $0.3 million and $1.0 million during the three- and nine-month periods ended September 30, 2010. The $0.3 million recorded during the three months ended September 30, 2010 was recorded in operating expenses.  Of the $1.0 million recorded during the nine months ended September 30, 2010, $0.3 million was recorded to cost of revenue and $0.7 million was recorded in operating expenses. Of the $0.3 million incurred charges during the three months ended September 30, 2010, $0.1 million was recorded in the Asia-Pacific segment, $0.1 million in the Americas and $0.1 million in Shared Cost Centers. Of the $1.0 million charges incurred during the nine months ended September 30, 2010, $0.4 million was recorded in the Asia-Pacific segment, $0.4 million in the Americas and $0.2 million in Shared Cost Centers.

The following table summarizes these charges and activities during the nine-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Balance at December 31, 2009	Additions	Cash Payments	Balance at September 30, 2010
Severance and other termination
benefits	$1,010	$942	$(1,479)	$473
Total	$1,010	$942	$(1,479)	$473

    The Company expects to pay the amounts accrued in 2010 and the Company also expects to incur additional restructuring charges of approximately $0.5 million during the remainder of 2010. The amounts recorded, the timing of the payments and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million as part of its restructuring plan.

    Activities related to the TeT acquisition restructuring plan are as follows (dollars in thousands):

	Balance at December 31, 2009	Additions	Cash Payments	Currency Translation Adjustment	Balance at September 30, 2010
Severance and other termination
benefits	$7,255	$—	$(1,542)	$(433)	$5,280
Total	$7,255	$—	$(1,542)	$(433)	$5,280

    The Company expects the remaining amounts accrued to be paid in 2010 and early 2011.  The restructuring plan and the amounts recorded are subject to change based on the negotiation of severance and other workforce reduction plans with employees and related work groups. Accordingly, additional restructuring expenses may be incurred and recorded as an expense in the period of the estimated change in amounts to be paid. Any decrease in the estimated restructuring amounts to be paid will be recorded as a reduction of goodwill and any associated deferred tax accounts.

5.  Assets Held for Sale

European Lease and Services Operations

In 2009, the Company decided to sell its European lease and services operations, which qualified as discontinued operations. Accordingly, the lease and services business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.

    A summary of the assets and liabilities held for sale related to this European lease and services operations is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$141	$56
Accounts receivable, net	632	688
Net investment in sales-type leases	2,146	2,298
Inventories	253	326
Prepaid expenses and other current assets	692	5
Long term assets	68	—
Total assets	$3,932	$3,373

LIABILITIES
Accounts payable	$703	$1,172
Accrued sales and other taxes	592	—
Accrued payroll and related expenses	124	72
Total liabilities	$1,419	$1,244

Brazilian building sale

    On April 19, 2010, the Company sold its Brazilian building for consideration of R$8.6 million Brazilian Reais (approximately $4.6 million U.S. Dollars), receiving R$2.9 million Brazilian Reais, or $1.7 million U.S. Dollars, upon execution of the sales agreement. The remainder was expected to be received in installments of 40% and 30% within 180 days and 270 days, respectively, of the signing of the sales agreement. The Company entered into a leaseback transaction with the buyer to allow for a transition of the Company’s services operations for a period of three months that ended on July 19, 2010.

    The payment expected on October 20, 2010 was not received. The Company continued to defer the gain related to the sale as of September 30, 2010. The gain will be recognized once the Company no longer has continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of the majority of the receivable or when the Company is assured the amounts due are not subject to future subordination from a bank or other lender. The net book value of the building was $1.9 million and was classified as assets held for sale in the Company’s consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. The $1.7 million received has been recorded as deferred revenue in the Company’s consolidated balance sheet as of September 30, 2010.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Lease contracts receivable	$13,824	$13,523
Unearned revenue	(2,364)	(2,360)
Allowance for bad debt	(638)	(882)
Net investment in sales-type leases	$10,822	$10,281

7.  Fair Value Measurements

    The FASB accounting guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Company’s assets and liabilities with carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and current other liabilities. The carrying amount of the Company’s long-term debt and other long-term liabilities approximate fair value in the Company’s consolidated balance sheets at September 30, 2010 and December 31, 2009.

The Company’s assets that were measured at fair value consist of the following at September 30, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$5,008	$—	$—	$5,008
Cash	33,513	—	—	33,513
	$38,521	$—	$—	$38,521

8.  Inventories

Inventories consist of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Purchased parts	$11,235	$8,850
Work in progress	330	292
Finished goods	22,638	20,221
	$34,203	$29,363

9.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three- and nine-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$4,971	$6,666	$5,444	$6,597
Warranty charges from operations	2,010	269	4,240	2,748
Utilization of warranty liability	(1,864)	(1,029)	(3,513)	(3,560)
Currency translation adjustment	294	403	(760)	524
Balance at end of period	$5,411	$6,309	$5,411	$6,309

Deferred revenue associated with the Company’s extended warranty programs was $3.8 million and $3.5 million as of September 30, 2010 and December 31, 2009, respectively.

10.  Long-term Debt

Revolving Credit Facilities

On January 15, 2008, certain of the Company’s subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions. The Company and certain other subsidiaries are guarantors (together with the Borrowers, the “Obligors”) of the Borrowers’ obligations under the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25.0 million. Under the Loan Agreement, if certain conditions are met, the Borrowers may request an increase in the credit facility to an aggregate total of up to $40.0 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement bore interest, at the Borrowers’ option, at either (i) LIBOR plus 175 basis points or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement are due on January 15, 2011.

No amounts were borrowed against the revolving credit facility as of September 30, 2010. The Borrowers had availability of $15.2 million as of September 30, 2010, less the amount of outstanding letters of credit totaling $3.1 million as of September 30, 2010.

Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

On February 10, 2010, the Loan Agreement was amended to allow the Company to enter into a transaction between its former subsidiary, HBNet, and The McDonnell Group (see Note 2 to these unaudited consolidated financial statements), as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at the Company’s option, at either: (i) LIBOR plus 200 or 250 basis points; or (ii) the bank’s prime rate plus 50 or 75 basis points depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation. All amounts outstanding under the Loan Agreement continue to be due on January 15, 2011.

In addition to representations and warranties, covenants, conditions and other terms customary for instruments of this type, the Loan Agreement includes negative covenants that prohibit the Obligors from, among other things, incurring certain types of indebtedness (excluding indebtedness secured by certain assets of the Company and its subsidiaries in an aggregate amount not to exceed $50.0 million for working capital purposes), making annual capital expenditures in excess of prescribed amounts, or disposing of certain assets. The Loan Agreement provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants, failure of any representation made by the Borrowers to be correct in any material respect, certain defaults relating to other material indebtedness, certain insolvency and receivership events affecting the Obligors, judgments in excess of $2.5 million in the aggregate being rendered against the Obligors, and the incurrence of certain liabilities under the Employee Retirement Income Security Act in excess of $1.0 million in the aggregate.

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

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into a Credit Agreement with Francisco Partners II, L.P. (“FP II”) pursuant to a commitment letter dated December 20, 2007 between the parties. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity on April 1, 2012. The Company can voluntarily make prepayments in increments of $5.0 million without premium or penalty.

On funding of the loan under the Credit Agreement and the closing of the acquisition, FP II was granted a five-year warrant (the “Warrant”) to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $3.4 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively.

    Long-term debt consists of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Credit agreement	$60,000	$60,000
Interest conversion to debt	16,515	11,321
Repayment of debt	(6,000)	(3,000)
Other	1	1
	70,516	68,322
Discounts on warrants issued to FP II, net	(8,825)	(12,246)
Long-term debt, net of discount	$61,691	$56,076

On October 29, 2010, the Company made an early principal repayment of long-term debt in the amount of $5.0 million to FP II and recorded $0.6 million of interest expense to write-off a portion of unamortized warrant discount related to the amount paid.

11.  Share Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Costs of revenue	$87	$40	$146	$163
Research and development	77	24	130	48
Selling, general and administrative	900	440	1,607	1,424
Total	$1,064	$504	$1,883	$1,635

As of September 30, 2010, total unrecognized compensation cost, net of forfeitures, related to stock-based options and restricted stock awards was $4.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

Stock Options

At September 30, 2010, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost using the accelerated method over the requisite service period.

The Hypercom Corporation 2010 Equity Incentive Plan became effective on June 10, 2010. The plan allocated a total of 5.1 million shares of common stock for issuance, as well as the addition of up to 0.9 million shares that remained available for issuance under the Company’s predecessor plans.

A summary of the Company’s stock option balances at September 30, 2010 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at September 30, 2010	5,049,457	$4.53	7.37	$11,148
Vested and expected to vest at September 30, 2010	4,850,196	$4.56	7.29	$10,596
Exercisable at September 30, 2010	3,416,174	$4.90	6.38	$6,628

The aggregate intrinsic value of options exercised during the nine-month periods ended September 30, 2010 and 2009 was $0.2 million and zero, respectively.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value of options granted during such periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average risk-free interest rate	2.76%	0.00%	2.75%	1.83%
Expected life of the options (in years)	5.54	—	5.31	5.19
Expected stock price volatility	74.3%	0.0%	74.3%	71.2%
Expected dividend yield	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the nine-month periods ended September 30, 2010 and 2009 was $2.78 and $0.66, respectively.

Stockholder Rights Plan

    On September 29, 2010, in connection with an unsolicited, non-binding acquisition proposal from VeriFone Systems, Inc. (“VeriFone”), the Board of Directors adopted a Stockholder Rights Plan, providing for the distribution of one right for each share of common stock outstanding. Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”) at a price of $25.02 per one one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become exercisable at the discretion of the Board of Directors following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on September 29, 2015, unless the final expiration date is advanced or extended or unless the rights are earlier redeemed or exchanged by the Company.  Further description and terms of the rights are set forth in the Rights Agreement between the Company and Computershare Trust Company, N.A., which serves as Rights Agent.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed using the accelerated method. Share-based compensation expense related to all restricted stock awards outstanding for the nine-month periods ended September 30, 2010 and 2009 was approximately $0.8 million and $0.2 million, respectively. As of September 30, 2010, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was $2.1 million, which is expected to be recognized over a weighted-average period of 1.58 years. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

    A summary of nonvested restricted stock activity for the nine-month period ended September 30, 2010 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Shares	Fair Value
	Outstanding	per Share
Balance at December 31, 2009	990,000	1.23
Shares granted	602,000	4.51
Shares vested	(354,311)	1.15
Shares forfeited	(31,667)	2.29
Balance at September 30, 2010	1,206,022	2.86

    The total fair value of restricted shares granted during the nine-month periods ended September 30, 2010 and 2009 was $2.7 million and $1.4 million, respectively.

12.  Equity

Treasury Stock

During the second quarter of 2010, the Company elected to give employees a net-settlement option when restricted stock awards vest, whereby the Company buys from the employee the net common shares equal to the minimum statutory tax withholding requirement. The cash value of these awards is then remitted to the taxing authorities to satisfy the minimum statutory tax withholding requirements of the taxing authorities on the employees’ behalf. The Company bought 34,105 shares at a cost of $162,000, which was included in treasury stock at September 30, 2010.

13. Income Taxes

Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $1.1 million and $0.7 million, respectively, for the three-month periods ended September 30, 2010 and 2009, and $0.5 million and $(0.1) million, respectively, for the nine-month periods ended September 30, 2010 and 2009. The Company’s consolidated effective tax rates for the three- and nine-month periods ended September 30, 2010 were 19.4% and 11.2%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The Company’s consolidated effective tax rate for the three- and nine-month periods ended September 30, 2010 is not meaningful due to the Company’s cumulative net operating loss position and its provision for a full valuation reserve against the deferred tax assets. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of September 30, 2010. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria.

The total amount of unrecognized tax benefits at September 30, 2010 was $38.7 million, of which $3.3 million would impact the Company’s effective tax rate were it to be recognized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision. Accrued interest and penalties at September 30, 2010 and December 31, 2009 were $1.5 million and $1.4 million, respectively. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

14.  Commitments and Contingencies

The Company is currently a party to various legal proceedings, including those noted below. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations or cash flows, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction. Were an unfavorable ruling to occur, it is possible such a ruling could have a material adverse impact on the Company’s financial position, results of operations or cash flows in the period in which the ruling occurs or in future periods.

SPA Syspatronic AG v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:07-CV-416 (LED), filed on September 18, 2007)

SPA Syspatronic AG (“Syspatronic”) commenced this action against the Company and others, alleging that certain of Hypercom’s products infringe U.S. Patent No. 5,093,862, entitled “Data Carrier – Controlled Terminal in a Data Exchange System”, issued on March 3, 1992 (the “‘862 Patent”) allegedly owned by Syspatronic. The plaintiff sought a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. The Company filed an answer denying liability on the basis of a lack of infringement, invalidity of the ‘862 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages, failure to state a claim, and inequitable conduct during the prosecution of the ‘862 Patent. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘862 Patent, and seeking attorneys’ fees and costs as an exceptional case due to the plaintiff’s inequitable conduct during the prosecution of the ‘862 Patent. In April 2008, the U.S. Patent and Trademark Office (the “Patent Office”) granted the request by certain of the defendants for re-examination of the ‘862 Patent. Thereafter, the Court stayed proceedings in this case until the Patent Office completed its re-examination. The Patent Office ultimately confirmed the patentability of the claims of the ‘862 Patent based on the construction advanced by Syspatronic of a key term in the only two independent claims of the ‘862 Patent. In light of that construction, the Company believes that its accused products do not infringe the ‘862 Patent. The Court lifted the stay it ordered during the reexamination proceedings. A Markman hearing is set for November 10, 2010, and the case is set for trial on May 30, 2011. By agreement, this case will be tried in Tyler, Texas. This action is currently in the discovery stage. On June 22, 2010, the Court denied Syspatronic’s Motion to Dismiss Defendants’ Inequitable Conduct Counterclaims and Defenses and held that Defendants’ allegations of inequitable conduct state a plausible claim for relief that satisfies the applicable pleading requirements. At a court ordered mediation conference on October 18, 2010, the Company and Syspatronic agreed to a settlement of all claims and a dismissal of the action.

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

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. This action is currently in the discovery stage. On July 19, 2010, the Company filed a motion for summary judgment that is currently pending.  This action is currently in the discovery stage.

15.  Segment, Geographic, and Customer Information

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the CEO of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global Shared Cost Centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company’s operations are managed by Managing Directors for each region that report directly to the CODM. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their respective regions—the Americas, Northern EMEA (“NEMEA”), Southern EMEA (“SEMEA”), and Asia-Pacific.

The Company’s four business segments are as follows: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The countries in the Americas segment consist of the United States, Canada, Mexico, the Caribbean, Central America, and South America. The countries in the NEMEA segment consist of Belgium, Sweden, Turkey, Austria and Germany. The countries in the SEMEA segment consist of France, Spain, the United Kingdom, countries within Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The countries in the Asia-Pacific segment consist of China, Hong Kong, Indonesia, the Philippines, Singapore, Thailand, Australia, and New Zealand.

    Prior year segment data has been restated for comparative purposes as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Revenue
Americas	$34,722	$32,197	$91,118	$93,455
NEMEA	26,456	25,058	77,037	69,329
SEMEA	43,520	32,644	112,821	92,039
Asia-Pacific	20,404	11,262	46,802	34,707
	$125,102	$101,161	$327,778	$289,530

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Income
Americas	$6,274	$7,002	$17,510	$15,331
NEMEA	8,008	5,087	19,417	14,502
SEMEA	10,866	5,737	25,434	17,489
Asia-Pacific	3,371	1,663	9,322	6,792
Shared cost centers	(21,430)	(16,781)	(58,253)	(53,909)
Total segment income (loss)	$7,089	$2,708	$13,430	$205

Interest income	15	61	287	190
Interest expense	(2,952)	(2,643)	(8,962)	(7,619)
Foreign currency gain (loss)	1,457	(128)	(704)	(198)
Other income (expense)	101	35	78	356
Income (loss) before income taxes
and discontinued operations	$5,710	$33	$4,129	$(7,066)

	September 30, 2010	December 31, 2009
Total Assets
Americas	$69,259	$55,858
NEMEA	103,115	110,670
SEMEA	84,018	83,957
Asia-Pacific	41,504	26,597
Shared cost centers	11,123	29,806
	$309,019	$306,888

16.  Comprehensive Income (loss)

Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2010 and 2009 consists of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$4,475	$1,178	$3,594	$(7,492)
Foreign currency translation adjustment	7,389	2,083	(5,831)	4,001
Total comprehensive income (loss)	$11,864	$3,261	$(2,237)	$(3,491)

17.  Earnings per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three- and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shares used in basic income (loss) per share
computation (weighted average common
shares oustanding)	54,034,252	53,573,480	53,845,331	53,497,633
Dilutive effect of stock options and warrants	1,045,436	772,449	1,073,768	-
Shares used in diluted income (loss)
per share computation	55,079,688	54,345,929	54,919,099	53,497,633

Options, stock awards and warrants that could
potentially dilute income per share in the future
that were not included in the computation
of diluted income per share	15,753,813	15,435,911	15,737,682	15,824,820

For the nine months ended September 30, 2009, outstanding stock options, restricted stock awards and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

18.  VeriFone’s Unsolicited Proposal to Acquire Hypercom

    On September 27, 2010, the Board received and unanimously rejected an unsolicited, non-binding proposal from VeriFone pursuant to which it proposed to acquire all of the outstanding common shares of the Company for $5.25 per share in cash. The Board thoroughly reviewed VeriFone’s unsolicited proposal with the assistance of its independent financial and legal advisors and unanimously concluded that the proposal significantly undervalues Hypercom and its future prospects and is not in the best interests of stockholders. The Company believes that VeriFone’s proposal is opportunistic and intended to disrupt the Company’s business. VeriFone made public its unsolicited proposal to acquire Hypercom on September 29, 2010 and has subsequently made public comments that it may in the future commence a hostile tender offer for all outstanding shares of the Company’s common stock. In response to the unsolicited proposal, the Company recorded $0.4 million in professional fees as an expense during the three and nine months ended September 30, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements Regarding Forward-looking Statements

This report includes certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the Private Securities Litigation Reform Act of 1995. These statements may include statements that expressly or implicitly predict future results, performance or events.  The words “believe,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will,” and similar expressions identify forward-looking statements.  Forward-looking statements relate to future events and expectations and involve known and unknown risks and uncertainties, some of which are beyond Hypercom’s control, and Hypercom’s actual results or actions may differ materially from those projected in such forward-looking statements.  In particular, such risks and uncertainties include industry, competitive and technological changes; the loss of, or failure to replace, any significant customers; the composition, timing and size of orders from and shipments to major customers; inventory obsolescence; market acceptance of new products and services; compliance with industry standards, certifications and government regulations; the performance of distributors, suppliers, contract manufacturers and subcontractors; the ability to defend against a hostile offer to acquire Hypercom, including maintaining the shareholder rights plan in the context of a legal challenge by a potential acquirer; the potential adverse effects on Hypercom’s business and financial results as a result of a hostile attempt to acquire Hypercom; and risks associated with international operations and foreign currency fluctuations and the state of the United States and global economies in general.  Also, Hypercom’s business is subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, which are detailed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.  Except as required by law, Hypercom disclaims any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Information about our Business

Hypercom is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic payment products and software, as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.  Approximately 60% of our sales are denominated in a currency other than the U.S. Dollar, with approximately 40% of our sales denominated in Euros.  Changes in currency rates, especially with respect to the Euro, could cause our future financial results to differ materially from our previously reported historical results.

Result of Operations

Net Revenue

    The following tables set forth our product revenue and services revenue for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
			Change
	2010	2009	Amount	Percent

Net product revenue	$98,604	$76,092	$22,512	29.59%
Net service revenue	26,498	25,069	1,429	5.7%
Total	$125,102	$101,161	$23,941	23.7%

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	Percent

Net product revenue	$253,686	$213,148	$40,538	19.0%
Net service revenue	74,092	76,382	(2,290)	(3.0)%
Total	$327,778	$289,530	$38,248	13.2%

           Product Revenue

The increase in product revenue for the three months ended September 30, 2010 compared to the same period in 2009 was principally due to increased sales of $10.8 million in our Southern EMEA (“SEMEA”) segment, which was primarily driven by strong demand for virtually all of our product lines. We also experienced strong demand in our Asia-Pacific segment, primarily for our countertop products for which sales increased by $4.3 million compared to the same period in 2009. There were also increases of $3.0 million in the Americas segment primarily driven by product sales in Brazil and $1.6 million in sales in our Northern EMEA (“NEMEA”) region.

The increase in product revenue for the nine months ended September 30, 2010 compared to the same period in 2009 was principally due to an improved global economic climate resulting in increased sales in all of our segments. The $20.5 million increase in our SEMEA segment was primarily due to strong demand for virtually all of our product lines. We also experienced strong demand in our Asia-Pacific segment, primarily for our countertop and mobile products for which sales increased by $7.5 million compared to the same period in 2009. There were also increases of $4.0 million in the Americas primarily driven by new product sales in Brazil and $8.0 million in our NEMEA region primarily due to increased demand for our countertop products.

Services Revenue

Services revenue increased by $1.4 million for the three months ended September 30, 2010 compared to the same period in 2009. The increase is primarily due to two new large service contracts in Australia.

Services revenue decreased by $2.3 million for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was principally due to a decision to exit a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009, resulting in a $5.0 million reduction in sales compared to the same period in 2009, along with a non-recurring extended warranty sale that occurred in the third quarter of 2009. The decrease was partially offset by higher volume of services and by $1.9 million of new sales due to two new large service contracts in Australia.

Segment Revenue

Our operations are managed and reviewed through four geographic regions that we designate as reportable segments.

The following table sets forth the revenues by business segment for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
			Change
	2010	2009	Amount	Percent

Americas	$34,722	$32,197	$2,525	7.8%
NEMEA	26,456	25,058	1,398	5.6%
SEMEA	43,520	32,644	10,876	33.3%
Asia-Pacific	20,404	11,262	9,142	81.2%
Total	$125,102	$101,161	$23,941	23.7%

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	Percent

Americas	$91,118	$93,455	$(2,337)	(2.5)%
NEMEA	77,037	69,329	7,708	11.1%
SEMEA	112,821	92,039	20,782	22.6%
Asia-Pacific	46,802	34,707	12,095	34.8%
Total	$327,778	$289,530	$38,248	13.2%

           Net revenue for the Americas segment increased by $2.5 million for the three months ended September 30, 2010 compared to the same period in 2009, principally as a result of stronger demands for our countertop and mobile products. Countertop products sales increased by $3.7 million primarily by increases of $1.7 million of new sales in Brazil and by $1.2 million increased sales in North America. Mobile product sales increased by $1.8 million primary due to higher demands in Mexico and Central America. These increases were partially offset by a $2.2 million reduction in multilane sales in North America primarily due to stronger demand in 2009 compared to 2010.

    Net revenue for the Americas segment decreased by $2.3 million for the nine months ended September 30, 2010 compared to the same period in 2009, principally as a result of a decrease in multilane sales of $6.2 million in North America and by $5.1 million of lower service sales primarily due to our exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009. This was partially offset by $7.9 million of increased countertop sales primarily due to new products sales in Brazil and by a $2.9 million increase in mobile products primarily due to higher demands in Mexico and Central America.

Net revenue for the NEMEA segment increased by $1.4 million for the three months ended September 30, 2010 compared to the same period in 2009, principally due to an increased demand for our products, partially offset by negative impact of foreign exchange rates.

Net revenue for the NEMEA segment increased by $7.7 million for the nine months ended September 30, 2010 compared to the same period in 2009, principally due to strong sales in Austria and as a result of improved global economic conditions.  This was partially offset by a negative impact of foreign exchange rates.

Net revenue for the SEMEA segment increased by $10.9 million and $20.8 million, respectively, for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009, mainly driven by strong product demand in virtually all of our product lines. This stronger demand was primarily due to activity in Eastern Europe, the United Kingdom, France, the Middle East, and Africa.  This was offset by the negative impact of foreign exchange rates.

Net revenue for the Asia-Pacific segment increased by $9.1 million and $12.1 million, respectively, for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009, primarily due to higher countertop sales in Australia and Indonesia, new sales due to two new large service contracts in Australia, and by the positive impact of foreign exchange rates.

    Gross Profit

Our costs of revenue include the cost of raw materials, manufacturing, supply chain, service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations.

The following table sets forth the product and services gross profit for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
					Change
	2010	Gross Margin Percentage	2009	Gross Margin Percentage	Amount	Percent
Product gross profit	$33,551	34.0%	$26,789	35.2%	$6,762	(1.2)%
Service gross profit	6,733	25.4%	7,189	28.7%	(456)	(3.3)%
Amortization of purchased
intangible assets	(144)	(0.1)%	(760)	(0.8)%	616	(0.7)%
Gross profit	$40,140	32.1%	$33,218	32.8%	$6,922	(0.7)%

	Nine Months Ended September 30,
		Gross Margin		Gross Margin	Change
	2010	Percentage	2009	Percentage	Amount	Percent
Product gross profit	$88,337	34.8%	$75,267	35.3%	$13,070	(0.5)%
Service gross profit	19,803	26.7%	18,547	24.3%	1,256	2.4%
Amortization of purchased
intangible assets	(1,163)	(0.4)%	(2,141)	(0.7)%	978	0.3%
Gross profit	$106,977	32.6%	$91,673	31.7%	$15,304	0.9%

Product Gross Margin

    The decrease in the product gross margin percentage for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to lower margins on our countertop products as a result of low margin sales in Indonesia and in Brazil.  Product gross margin was negatively impacted by higher supply chain costs for expediting components with higher freight costs.

    The product gross margin for the nine months ended September 30, 2010 was virtually unchanged from the same period in 2009. This resulted from increased sales volume reflective of improved economic conditions, favorable product mix, and contract manufacturing cost improvements being offset by low margins on new products sales in Brazil.

    Services Gross Margin

    The decrease in services gross margin for the three-month periods ended September 30, 2010 and 2009 was primarily a result of a $1.1 million one-time extended warranty sale to a third party during the third quarter of 2009 that did not occur in 2010.

    The increase in services gross margin percentage for the nine-month periods ended September 30, 2010 and 2009 was principally due to the exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009. The increase was also due in part to a maintenance revenue mix and volume increases in Europe and North America, a software sale of $0.3 million in North America in the first quarter of 2010, which did not occur in the first quarter of 2009, as well as the resolution of a $0.4 million favorable sales tax position in Brazil during the first quarter of 2010. This was partially offset by a $1.1 million one-time extended warranty sale to a third party during the third quarter of 2009 that did not occur in 2010. The favorable sales tax position is not expected to continue at the same level as recorded in the first quarter of 2010.  Although management will continue to take steps to improve services gross margins, we cannot give any assurances that sales mix and volume will continue to improve, or be sustained during the remainder of 2010.

    Operating Expenses—Research and Development

	Three Months Ended September 30,
			Change
	2010	2009	Amount	Percent
Research and development	$11,336	$10,838	$498	4.6%

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	Percent
Research and development	$33,902	$32,139	$1,763	5.5%

Research and development (“R&D”) expenses consist mainly of software and hardware engineering costs and the cost of development personnel.

R&D expenses were virtually flat for the three months ended September 30, 2010 compared to the same period in 2009.

R&D expenses increased $1.7 million for the nine months ended September 30, 2010 compared to the same period in 2009. The increase was attributable to development work for our planned next generation of products within a joint development manufacturing model. The increased development expenses are expected to continue for the remainder of 2010.

Operating Expenses—Selling, General and Administrative

	Three Months Ended September 30,
			Change
	2010	2009	Amount	Percent
Selling, general and administrative	$21,285	$18,092	$3,193	17.6%

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	Percent
Selling, general and administrative	$57,068	$54,820	$2,248	4.1%

    Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations.

SG&A expenses for the three-month period ended September 30, 2010 increased by $3.2 million compared to the same period in 2009. The increase is primary related to $1.8 million in legal expenses as a result of merger and acquisition activities and by certain other legal settlement costs.  There was also a $1.0 million increase in bonus and commission expenses due to higher sales and improved financial performance.

    SG&A expenses for the nine-month period ended September 30, 2010 increased by $2.2 million compared to the same period in 2009. The increase is primary related to $1.8 million in legal expenses as a result of merger and acquisition activities and by certain other legal settlement costs.  There was also a $0.7 million increase in commission expenses due to higher sales during 2010.

    Operating Expenses—Gain on sale of assets

During the first quarter of 2010 we recorded a gain of $0.7 million for the sale of assets to create a new venture, Phoenix Managed Networks, LLC, with The McDonnell Group.

During the third quarter of 2010, we recorded a gain of $0.8 million for the sale of our leasing and service business in Sweden that did not qualify for discontinued operations treatment.

Brazilian building sale

    On April 19, 2010, we sold our Brazilian building for consideration of R$8.6 million Brazilian Reais (approximately $4.6 million U.S. dollars), receiving R$2.9 million Brazilian Reais upon execution of the sales agreement. The remainder will be received in installments of 40% and 30% within 180 days and 270 days, respectively, of the signing of the sales agreement. The second installment payment that was expected to be received by us on October 20, 2010 has yet to be paid by the buyer due to certain technicalities delaying the release of the building lien by the Brazilian government. Therefore, timing of the payment is unknown at this time.

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

    Segment Operating Income

	Three Months Ended September 30,
			Change
	2010	2009	Amount	Percent
Americas	$6,274	$7,002	$(728)	(10.4)%
NEMEA	8,008	5,087	2,921	57.4%
SEMEA	10,866	5,737	5,129	89.4%
Asia-Pacific	3,371	1,663	1,708	102.7%
Shared Cost Centers	(21,430)	(16,781)	(4,649)	(27.7)%
Total	$7,089	$2,708	$4,381	161.8%

	Nine Months Ended September 30,
			Change
	2010	2009	Amount	Percent
Americas	$17,510	$15,331	$2,179	14.2%
NEMEA	19,417	14,502	4,915	33.9%
SEMEA	25,434	17,489	7,945	45.4%
Asia-Pacific	9,322	6,792	2,530	37.2%
Shared Cost Centers	(58,253)	(53,909)	(4,344)	(8.1)%
Total	$13,430	$205	$13,225	6451.2%

Operating income in the Americas segment decreased by $0.7 million for the three-month period ended September 30, 2010 from the same period in 2009, primarily as a result of lower multilane sales, our exit of a marginally profitable services contract with a large customer in Brazil during the third quarter of 2009, and a one-time warranty sale to a third party during 2009.

    Operating income in the Americas segment increased by $2.2 million for the nine-month period ended September 30, 2010 compared to the same period in 2009, principally as a result of higher gross margin due to a favorable sales mix and by a gain on the one-time sale of assets.

Operating income in the NEMEA segment increased by $2.9 million for the three-month period ended September 30, 2010 compared to the same period in 2009. The increase was primarily due to higher revenue and by improved margins partially offset by a negative impact of foreign exchange rates.

Operating income in the NEMEA segment increased by $4.9 million for the nine-month period ended September 30, 2010 compared to the same period in 2009. The increase was principally due to higher sales volume and favorable product mix in the first quarter, partially offset by lower margins on our mobile and pin pad products and by a negative impact of foreign exchange rates.

Operating income in the SEMEA segment increased by $5.1 million and $7.9 million, respectively, for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009, principally due to higher sales volume and product mix, partially offset by a negative impact of foreign exchange rates.

Operating income in the Asia-Pacific segment increased by $1.7  million and $2.5 million  for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009, principally due to improved margin in our mobile products and higher volume in our services operation and also due to two new large service contracts in Australia.

Shared Cost Centers expenses increased by $4.7 million and $4.3 million for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009.  The increases are primarily due to higher legal expenses related to merger and acquisition activities and certain other legal settlement costs and higher global R&D development cost related to work on our planned next generation products.

Non-Operating Income

    Non-operating income consists of net interest expense, foreign currency gains and losses, and other income and losses. For the three and nine months ended September 30, 2010, our interest expense net of interest income was $2.9 million and $8.7 million, respectively, compared to $2.6 million and $7.6 million, respectively, for the same periods in 2009. The increase was due to the interest conversion into additional debt. In addition, interest expense includes an additional $1.1 million and $3.4 million of unamortized warrant discount related to amounts retired early for the three and nine months ended September 30, 2010,  respectively.

Provision for Income Taxes

Income tax provision before discontinued operations for federal, state and foreign taxes was $1.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2010, compared to an income tax benefit of $0.7 million and zero, respectively, for the same periods in 2009.

Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The consolidated effective tax rate for the three months ended September 30, 2010 was impacted by our cumulative net operating loss position and the provision of a full valuation reserve against our deferred tax assets.

As of September 30, 2010, we continue to provide a valuation reserve against substantially all deferred tax asset balances. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the United States and other jurisdictions become sustainable.

    Income from Discontinued Operations

During the three and nine months ended September 30, 2010, we recorded a loss from discontinued operations of $0.1 million compared to an income (loss) of $0.4 million and $(0.1) million for the three and nine months ended September 30, 2009, respectively, as a result of discontinuance of each of our European lease and services operations, United Kingdom leasing operations, and Australian courier business.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility and other debt facilities.

Cash Flows

Cash provided by or used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the nine months ended September 30, 2010 was $4.2 million compared to cash provided by operations of $17.0 million for the same period in 2009. The principal reason for the decrease in cash used by operations was an increase in working capital needs to cover current and expected demands and the negative impact of foreign exchange rates.

    Financing cash flows for the nine months ended September 30, 2010 consisted principally of repayment of debt and the issuance of common stock due to the exercise of employee stock options.

We believe that our cash reserves, available financing and future operating cash flows will be sufficient to fund our projected liquidity and capital resource requirements through 2010. However, should operating results be unfavorable, we may need to obtain additional sources of financing to meet our short-term liquidity and capital resource requirements.

    Liquidity and Capital Resources

At September 30, 2010, cash and cash equivalents was $38.5 million compared to $55.0 million at December 31, 2009. Working capital increased to $70.7 million from $60.7 million at December 31, 2009. We had availability of $15.2 million under our revolving credit facility as of September 30, 2010, which was decreased by outstanding letters of credit totaling $3.1 million as of September 30, 2010.

The Company does not have financial covenants associated with the revolving credit facility.  We are in compliance with our administrative covenants as of September 30, 2010.

On October 29, 2010, the Company made an early principal repayment of long-term debt in the amount of $5.0 million to Francisco Partners II, L.P.

    Cash used in investing activities was $8.4 million for the nine months ended September 30, 2010 compared to $4.4 million for the same period in 2009. Cash used in investing activities for the nine months ended September 30, 2010 consisted primarily of $7.3 million of purchases of property, plant and equipment, $3.5 million of capitalized software and $1.0 million for the final working capital adjustment for the Thales e-Transactions acquisition, this was partially offset by a $1.7 million deposit received toward the sale of our building in Brazil and by $1.0 million cash received from the sale of assets.

Contractual Obligations

    Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except for an operating lease commitment for our operations in Brazil for which our rent obligation for each period is expected to be as follows: $0.1 million for the remainder of 2010, $0.6 million for 2011 to 2014, and $0.3 million for 2015.

As of September 30, 2010, we have recorded $40.2 million of unrecognized tax benefits as liabilities in accordance with guidance issued by the Financial Accounting Standards Board, and we are uncertain as to if or when such amounts may be settled.

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

    We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC are those that depend most heavily on these judgments and estimates. As of September 30, 2010, there have been no material changes to any of the critical accounting policies contained therein. However, we have added what we consider to be a critical accounting policy for our Brazil building sale, which is described in Note 5 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At September 30, 2010, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We have no short-term investments at September 30, 2010.

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

A substantial portion of our revenue and capital spending is transacted in either U.S. Dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. We are not currently engaged in hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2010. At September 30, 2010, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at September 30, 2010. However, as of September 30, 2010, we have $3.1 million outstanding against the line of credit to cover various letters of credit guarantees.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    The description of our material pending legal proceedings is set forth in Note 14 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

We have implemented certain anti-takeover provisions that may discourage a third party from acquiring us and may adversely affect the price of our common stock.

    Our certificate of incorporation and bylaws contain certain anti-takeover provisions, including those that:

•       make it more difficult for a third party to acquire control of us, and discourage a third party from attempting to acquire control of us;

•       may limit the price some investors are willing to pay for our common stock;

•       enable us to issue preferred stock without a vote of our stockholders or other stockholder action;

•       provide for a classified Board and regulate nominations for the Board;

•       make it more difficult for stockholders to take certain corporate actions; and

•       may delay or prevent a change of control.

    In addition, certain provisions of the Delaware General Corporation Law (“DGCL”) to which the Company is subject, including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of Hypercom. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers and employee plans) of a company.

    Also, on September 29, 2010, the Board of Directors adopted the stockholder rights plan.  Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquiror and discourage the acquiror from pursuing our company.  The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult.

    The above factors, as well as other provisions of our charter documents, may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in the control or management of Hypercom, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock. As a result, the price of our common stock may be adversely affected.

The unsolicited takeover attempt by VeriFone Systems, Inc. (“VeriFone”) will likely require us to incur significant additional costs.

    On September 27, 2010, the Board received and unanimously rejected an unsolicited, non-binding proposal from VeriFone. VeriFone proposed to acquire all of the outstanding common shares of the Company for $5.25 per share in cash. The Board thoroughly reviewed VeriFone’s unsolicited proposal with the assistance of its independent financial and legal advisors and unanimously concluded that the proposal significantly undervalues Hypercom and its future prospects and is not in the best interests of stockholders. We believe that VeriFone’s proposal is opportunistic and intended to disrupt our business. VeriFone made public its unsolicited proposal to acquire Hypercom on September 29, 2010 and has subsequently made public comments that it may in the future commence a hostile tender offer for all outstanding shares of our common stock. Responding to VeriFone’s unsolicited proposal, including a possible tender offer, and related actions is expected to result in the incurrence of additional expenses in the fourth quarter of 2010 and in fiscal 2011, which may be material to our financial position and results of operations.

VeriFone’s unsolicited takeover bid is disruptive to our business, and may distract our management and employees and create uncertainty that may adversely affect our business and results.

    The review and consideration of the VeriFone proposal and related actions by VeriFone, have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by us. VeriFone’s proposal and related actions have also created uncertainty for our employees, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Further, VeriFone’s proposal and related actions may create uncertainty for our current and potential customers, suppliers and business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. These foregoing effects, alone or in combination, may harm our business and have a material adverse effect on our results of operations.

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
3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on September 30, 2010)

4.1
Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.2
Registration Rights Agreement, dated as of April 1, 2008, by and between Hypercom Corporation and FP Hypercom Holdco, LLC (incorporated by reference to Exhibit 4.2 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.3
Form of Rights Agreement between Hypercom Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on September 30, 2010)

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

HYPERCOM CORPORATION

Date: November 8, 2010	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: November 8, 2010	By: /s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer (principal financial officer)

Date: November 8, 2010	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)