Form 10-K/A
period 2009-12-31
HYPERCOM CORP
filed 2010-12-01
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K/A
(Amendment No. 1)

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
Meeting of Stockholders (Proxy Statement)

Top of the Form

Explanatory Note

Hypercom Corporation (“Hypercom”, the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to supplement the disclosure regarding certain relationships and related transactions in Part III, Item 13 of its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010 (“Form 10-K”) (as incorporated by reference to the Company’s Notice and Proxy Statement for the 2010 Annual Meeting of Stockholders (“Proxy Statement”), as filed with the Securities and Exchange Commission on April 26, 2010, under the heading “Certain Relationships and Related Transactions”). No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or Proxy Statement, does not update disclosures contained in the Form 10-K or Proxy Statement, and does not modify or amend the Form 10-K or Proxy Statement except as specifically described in this explanatory note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains the complete text of Item 13, and currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

Top of the Form

PART III

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, information required in response to this item is incorporated by reference from our 2010 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Certain Relationships and Related Transactions

Our company has established policies and other procedures regarding approval of transactions between our company and any employee, officer, director, and certain of their family members and other related persons, including those required to be reported under Item 404 of Regulation S-K. In May 2007, the Board adopted a written related person transaction policy and procedure (the “Related Party Transaction Policy”) formalizing these policies and procedures, which were previously evidenced by long standing principles adhered to by our Board that required a majority of the disinterested members of the Board (excluding directors who are employees of our company) to approve any transaction between our company and any related party.

The Related Party Transaction Policy defines an “Interested Transaction” as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $50,000 in any calendar year, (2) our company is a participant, and (3) any “Related Party” has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity involved in the transaction). A “Related Party” is defined as any (a) person who is or was (since the beginning of the last fiscal year for which our company has filed a Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (b) greater than five percent beneficial owner of our company’s common stock, or (c) immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

The Nominating/Corporate Governance Committee is required to review and approve all Interested Transactions prior to entry into such transactions, subject to the exceptions described below. If advance committee approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Nominating/Corporate Governance Committee determines it to be appropriate, ratified at the committee’s next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Nominating/Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party’s interest in the transaction.

The Nominating/Corporate Governance Committee has reviewed certain defined and limited categories of Interested Transactions and determined that each of such Interested Transactions will be deemed to be pre-approved or ratified (as applicable) by the committee under the terms of the Related Party Transaction Policy. In addition, the Board has delegated to the chairman of the Nominating/Corporate Governance Committee the authority to pre-approve or ratify (as applicable) any transaction with a Related Party when the aggregate amount involved is expected to be less than $50,000.

No director is allowed to participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that such director is required to provide all material information concerning the Interested Transaction to the Nominating/Corporate Governance Committee.

If an Interested Transaction will be ongoing, the Nominating/Corporate Governance Committee may establish guidelines for our company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the committee is required, on at least an annual basis, to review and assess ongoing relationships with the Related Party to see that they are in compliance with the committee’s guidelines and that the Interested Transaction remains appropriate. Except as described below, we did not enter into or participate in any such Interested Transactions or any other related transactions in the fiscal year ended December 31, 2009 (“Fiscal 2009”).

Top of the Form

In connection with our acquisition of the Thales e-Transactions line of business, which was completed in April 2008 (the “Acquisition”), Hypercom and Francisco Partners II, L.P. (“FP II”) entered into a credit agreement (the “Credit Agreement”) pursuant to which FP Hypercom Holdco, LLC, an affiliate of FP II (the “Holder”), loaned Hypercom $60 million to partially fund the Acquisition at the closing of the Acquisition. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at Hypercom’s election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. All amounts outstanding under the Credit Agreement are due four years from the funding date (April 1, 2008). In connection therewith, we granted the Holder a five-year warrant to purchase 10,544,000 shares of Hypercom common stock at $5.00 per share (the “Warrant”) and entered into a Registration Rights Agreement with the Holder pursuant to which Hypercom agreed to register for resale the shares of Hypercom common stock issuable upon exercise of the Warrant (the “Registration Rights Agreement”).

Pursuant to the terms of the Registration Rights Agreement, FP II has the power to nominate two directors to Hypercom’s Board if certain conditions are met. In accordance therewith, FP II nominated and directed our Board to appoint Keith Geeslin as a director of our company in April 2008. Mr. Geeslin was elected to the Board for a two-year term at the 2009 Annual Meeting of Stockholders, and his term will expire at the 2011 Annual Meeting of Stockholders.

Mr. Geeslin, as a member and manager of the ultimate general partner of FP II, had an indirect interest in the transactions arising from the Credit Agreement for Fiscal 2009 that was considered an Interested Transaction under our Related Party Transaction Policy and which remains an ongoing Interested Transaction while amounts are outstanding under the loan. For Fiscal 2009, the largest aggregate amount of principal outstanding under the Credit Agreement (including capitalized interest) was $74.3 million. The amount of principal outstanding under the Credit Agreement (including capitalized interest) as of March 31, 2010 was $73.0 million. All interest payable on the loan was capitalized and added to principal, at Hypercom’s election, in Fiscal 2009 and through March 31, 2010. The aggregate amount of principal repayments made by Hypercom to FP II in Fiscal 2009 and through March 31, 2010 was $3.0 million. The approximate dollar value of the amount of Mr. Geeslin’s interest in the Interested Transaction for Fiscal 2009 was $125,000.

Top of the Form

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

HYPERCOM CORPORATION

By:  /s/ Philippe Tartavull
                        Philippe Tartavull
                        Chief Executive Officer and President

Date: December 1, 2010

Top of the Form

EXHIBIT INDEX

Exhibit Number	Description of Exhibit and Method of Filing

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*         Filed herewith.

**       Furnished herewith.