Form 10-K
period 2010-12-31
HYPERCOM CORP
filed 2011-03-10
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51,308,669 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 7, 2011
Common Stock, $.001 par value per share	56,377,663 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Notice and Proxy Statement for the 2010 Annual	Part III (Items 10, 11, 12, 13 and 14)
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

    “Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the severity and duration of the current economic and financial conditions; the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the level of demand and performance of the major industries we serve, including but not limited to the banking sector; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to successfully manage our contract manufacturers and our joint development manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our ability to increase market share and our competitive strength; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully expand our business and increase revenue; our ability to manage expenses, maintain or grow our revenue, and other risks associated with our company being merged with and into VeriFone Systems, Inc. as contemplated by a definitive merger agreement between the two companies; our ability to integrate and obtain expected results and benefits from future acquisitions; our ability to effectively manage our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current and future litigation matters on our business; our ability to fund our projected liquidity needs and pay down outstanding debt obligations from cash flow from operations and our current cash reserves; our ability to remain compliant with and provide transaction security as required by relevant industry standards and government regulations; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

PART I

    Unless otherwise indicated, the terms “Hypercom,” “the Company,” “we,” “us,” “our,” and “our business” refer to Hypercom Corporation and its subsidiaries on a consolidated basis.

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

    Founded in Australia 1978, our operations were primarily focused on Asia-Pacific markets until 1987, when we expanded our operations into the United States, and later into South America, Central America, Europe, and the Middle East.  We reincorporated in 1996 under the laws of Delaware and shortly thereafter, through a series of corporate restructurings, became a U.S. holding company for the Australian corporation and its subsidiaries. In 1997, we completed an initial public offering of our common stock, which is listed on the New York Stock Exchange (“NYSE”) under the symbol “HYC.”

    We report our operating information in four business segments: (i) the Americas, (ii) Northern EMEA (“NEMEA”), (iii) Southern EMEA (“SEMEA”) and (iv) Asia-Pacific. The countries in the Americas consist of the United States, Canada, Mexico, the Caribbean, Central America, and South America. The countries in the NEMEA segment consist of Belgium, Sweden, Turkey, Austria and Germany. The countries in the SEMEA segment consist of France, Spain, the United Kingdom, countries within Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The countries in the Asia-Pacific segment consist of China, Hong Kong, India, Indonesia, the Philippines, Singapore, Thailand, Australia, and New Zealand. See Note 21 to our consolidated financial statements included herein.

    On April 1, 2008, we acquired all of the outstanding shares of Thales e-Transactions SA, Thales e-Transactions GmbH, Thales e-Transactions Ltd, and Thales e-Transactions España, (collectively, “Thales e-Transactions” or “TeT”). Thales e-Transactions was a leading provider of secure card payment solutions in some of Europe’s largest markets, including France, Germany, Spain and the United Kingdom. With the acquisition, Hypercom has become one of the largest providers of electronic payment solutions and services in Western Europe, solidifying our position as the third largest provider globally, and expanded our team of experts that will lead our operations going forward.

    On February 17, 2010, we and The McDonnell Group formed a new venture, Phoenix Managed Networks, LLC (“PMN”), which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. In this transaction, an affiliate of The McDonnell Group contributed $1.0 million to PMN in consideration for which it received preferred membership interests in PMN representing 60% of PMN’s outstanding preferred interests. At the same time, our wholly owned subsidiary, Hypercom U.S.A., Inc. (“HYC USA”), contributed certain assets, including all of the outstanding membership interests of HYC USA’s wholly owned subsidiary, HBNet, Inc. (“HBNet”), to PMN in consideration for which HYC USA received preferred membership interests in PMN, representing the remaining 40% of PMN’s outstanding preferred interests and $1.0 million in cash.  See Note 3 to our consolidated financial statements included herein.

    With worldwide headquarters in Scottsdale, Arizona, we market our products in more than 100 countries through a global network of sales, service and development offices. Our main regional sales headquarters are located in the U.S., Brazil, Mexico, France, Germany, and the Philippines.

Recent Developments

    On November 17, 2010, we entered into a definitive merger agreement with VeriFone Systems, Inc. (“VeriFone”), and Honey Acquisition Co, Inc., a direct wholly-owned subsidiary of VeriFone (“Merger Sub”), under which we will be merged with and into Merger Sub, with Hypercom continuing after the merger as the surviving corporation and a wholly-owned subsidiary of VeriFone, pursuant to which VeriFone will acquire Hypercom in an all-stock transaction.  The merger was approved by our stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and other customary closing conditions.  Upon the consummation of the merger, each share of our common stock issued and outstanding immediately prior to the merger will be converted into the right to receive 0.23 of a share of VeriFone common stock.

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

    The structure of the electronic payments industry can be described by examining the entities involved and their relationship to one another. Card associations, like Visa and MasterCard, which license their “brand” to card issuers, such as banks, operate high volume communications networks connecting card issuers with transaction processors. Card associations also define the standards that POS terminals must meet to be certified for use in their respective networks. Transaction acquirers and their agents sign up merchants, install POS terminal equipment, capture the transaction data, and route it through the credit or debit card network to obtain transaction approval. Payment processors charge an interchange fee to authorize the customers’ transactions, providing a tally of these transactions to merchants, and transfer funds to merchants to cover card purchases. Card issuers provide consumers with the payment card and settle their accounts. Equipment providers make the POS terminal hardware and software and, in our case, also network equipment upon which high-performance and secure payment processing networks rely. Transaction services providers facilitate the delivery of the transaction data between merchants and payment processors. This structure may vary in each geographic region or country where multiple functions may be performed by a single entity such as a bank.

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

    Since 2009, there has been continuing focus on the security of the payment system. Several large breaches of transaction processors’ and retailers’ systems around the world have resulted in increasing levels of fraud. As a result, there has been an increased focus on the security standards and audit requirements followed by the industry. In order to promote a common understanding of published security requirements and develop security best practice guides, Hypercom, Ingenico SA (“Ingenico”) and VeriFone formed the Secure POS Vendors Alliance in April 2009.

    Under current industry rules, retailers around the world have been forced to invest considerably in security audits in order to demonstrate compliance with the Payment Card Industry (“PCI”) security requirements. These audit expenses can extend into the millions of dollars yet, as has been demonstrated by several breaches, compliance does not guarantee immunity from security breaches. As a result, some major retailers outsource to third parties their complete payment systems, from card swipe or insertion through transaction settlement and reporting, in order to remove all payment card data from their systems and significantly reduce or eliminate their PCI audit expense. Hypercom has been successful in providing outsourced payment solutions for several large retailers in France.  We believe this is a trend that will continue to grow across numerous major card payment markets and geographies, which we believe will provide us with future growth opportunities.

    Market Growth Drivers

    The following are a number of factors that have contributed to recent growth in our industry and that we believe will continue to do so in the near future:

•
Security Standards.   New industry security and interoperability standards are driving recertification and replacement of electronic payment systems, particularly in Europe and the U.S. In order to offer electronic payment systems that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions and payment processors and also comply with government and telecommunication company regulations. The major card associations have introduced new security standards to address the continually growing need for transaction security. The two major security standards initiatives in the industry are EMV and PCI. The name EMV comes from the initial letters of EuroPay International, MasterCard International and Visa International, the three companies that originally cooperated to develop the standard. EMV is a set of global specifications for cards, terminals, and applications designed to ensure interoperability between smart cards and electronic payment systems on a global basis, increase functionality of electronic payment systems and reduce fraud. The move to comply with EMV specifications should continue to significantly promote terminal replacement, particularly in regions such as Europe, Asia-Pacific, and Central and South America, where EMV implementation conversion dates have been established. Visa International and MasterCard International cooperated in recent years to develop and release the PCI specification and test methods for the certification of electronic payment systems for secure debit transactions. This new set of standards supersedes previous security standards separately issued by Visa and MasterCard (not including EMV) and has been a driver of additional terminal replacement.

In late 2008 and early 2009, there were several high profile security breaches in Tier 1 payment transaction processors in the U.S. These breaches in systems that had been certified as compliant with PCI standards have caused a review of the existing standards and may result in an industry move, at least in the U.S., to mandate end-to-end encryption (“E2EE”) of payment transactions. During 2010, we have seen an increasing focus on E2EE.  In August 2010, we introduced to the U.S. a new version of EFTSec, the largest operational E2EE software product implemented worldwide through which an estimated 3.4 million card payment transactions are protected every month in Asia.  As of the end of 2010, few customer pilots in the U.S. are operational; however, we expect that, in 2011 and following years, large rollouts of E2EE systems will occur in the U.S. and other countries that have not migrated to EMV style chip cards. It should be noted, however, that EMV is not a complete solution against payment card fraud. Several large transaction processors and acquirers in EMV based countries (particularly the United Kingdom) are considering rolling out E2EE solutions to securely encapsulate the EMV transaction messages.

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

•
Contactless.   Contactless technology, based on the deployment of contactless cards or radio frequency identification-enabled mobile telephones, creates a convenient way to pay for goods and services. It is an emerging technology that is rapidly gaining acceptance due to its delivery of extremely fast transaction times, reduced waiting times and elimination of the need for paper signatures and receipts. It is especially suitable for access control and use in cafeterias, QSRs, gas stations and public transit systems.

•
Near Field Communications.   NFC represents an enhancement to contactless technology in which typically an NFC-enabled mobile phone can act as a contactless card or powered contactless reader, thus enabling two-way communication between another NFC-enabled device, including NFC-enabled POS terminals.  With such an infrastructure in place, a consumer could pay at the point of sale using his or her phone, instead of using a contact or contactless payment card.  In November 2010, Google CEO Eric Schmidt announced that the next operating system for its Android mobile telephones would support NFC amid speculation that Apple’s next version of the iPhone will support NFC as well.  As a result of these developments, several third-party analysts predict that NFC-enabled mobile phone volumes will double every year through 2012, and that one in every six mobile subscribers globally will have an NFC-enabled device by 2014.  NFC represents a significant growth opportunity for point of sale payment terminal providers since the vast majority of the installed base of payment terminals worldwide will need to be upgraded or replaced with NFC-enabled terminals.

•
Wireless.   Wireless electronic payment solutions are being developed to increase transaction efficiency and mobility.  Wireless terminals are generally broken down into two categories: those that operate over short-range local area networks (“LAN”) and those that provide data connectivity over wide area networks (“WAN”).  Our Wi-Fi and Bluetooth wireless LAN terminals require a base station to transmit data from the terminal to a central host or gateway.  Wireless WAN terminals transmit data from anywhere over carrier networks via General Packet Radio Service without the distance restrictions set by a central base station. Wireless terminals can provide consumers with additional security by allowing them to maintain control of their payment card at all times. Additionally, the cost per transaction using wireless WAN terminals may be lower than that of wired terminals in regions burdened with high telecommunications costs such as Europe and Asia-Pacific. It also enables terminal deployment in those regions lacking an established landline telecommunications infrastructure.

•
Debit.   Debit is the dominant payment instrument in most international markets and is rapidly growing in the U.S.  In 2010, debit card spending in the United Kingdom overtook cash for first time. Debit cards allow banks to reach a wider population of potential cardholders, thereby increasing the number of transactions. The cost of a debit transaction is generally lower than that of a credit transaction and combined with PIN-based security or biometric technology, provides a solution that helps reduce fraud. As a consequence, electronic payment is now an affordable and convenient option in markets lacking a significant consumer credit base as well as for small ticket or lower margin merchants.

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

Quarterly Trends and Fluctuations

    We generally expect that our quarterly results of operations will be lower in the first quarter compared to the remaining quarters of our fiscal year, principally due to decreased first quarter demand for our products from North American retailers.

Competition

    The electronic payments industry is intensely competitive and subject to an increasing rate of technological change, evolving customer requirements and changing business models.  We face competition from well-established companies and entities with differing approaches to the market. Our main direct global competitors are Ingenico, a French company, and VeriFone, a U.S. company, both of which are publicly-held companies that are substantially larger and historically more profitable than we are. These two competitors have grown larger and have entered new markets through a spate of acquisitions in recent years, including Ingenico’s acquisitions of Sagem Monetel in France and EasyCash in Germany, Transfer-to in Singapore and Payzone in France, as well as an investment in Korvac in Singapore. VeriFone’s recent acquisitions in the U.S. include Semtek, WAY Systems, VeriFone Transport Systems, and Clear Channel Taxi Media.  Outside the U.S., VeriFone’s acquisitions include the POS solutions business of Gemalto, a public company incorporated in the Netherlands, Orange Logic in South Korea, and All Business Solutions in Italy.  The combined acquisitions and investments by Ingenico and VeriFone have increased these companies’ respective sizes substantially. In any particular market, we may also find ourselves in competition with local or regional providers.

    In our multi-lane business line (department stores, grocery stores, QSR and other merchants), we compete with additional vendors including Fujitsu, Hand Held Products Inc. (a division of Honeywell International Inc.), Retail Solutions Inc., ViVOtech, PAX Technology, Inc., UIC, and others.

    The POS terminal market is highly concentrated with the top three POS terminal providers (VeriFone, Ingenico and Hypercom) accounting for the majority of terminals shipped. The remaining portion of the market is spread among approximately 30 providers who compete on either a regional or local country basis, within specific markets or with a limited range of products and services. We believe the following market constraints are barriers to entry and may inhibit the ability of certain terminal providers to take advantage of future market growth in our industry:

•
Price.   Pricing is a significant consideration in our customers’ purchase decisions. Consequently, terminal providers have been increasingly challenged to deliver products and services that target critical specifications at competitive price points.

•
Scale.   The design, manufacture and distribution of POS terminals on a global basis requires a significant investment in development, manufacturing and distribution resources. As a result, smaller or regional providers may have limited ability to compete with larger providers who can spread costs across a broader base at higher volumes.

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

    Despite these barriers to entry, the rapid pace of technological change creates new opportunities for existing competitors and start-ups, and may render existing technologies less valuable. Customer requirements and preferences continually change as new technologies emerge or become less expensive, and as concerns such as security and privacy rise to new levels.

Competitive Strategy

    Our strategy is to distinguish ourselves by combining operational excellence, technology and customer relationships with an end-to-end comprehensive portfolio of products and services that drives merchant revenue and reduces their total cost of ownership. Key elements of our competitive strategy include:

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

Product Lines and Services

    Our products and services include electronic transaction terminals, peripheral devices, application software, transaction networking devices, transaction management systems, asset management services, transaction services, and payment solutions. Unless otherwise noted below, we sell a full range of products and services in the Americas, NEMEA, SEMEA and Asia-Pacific business segments. We completed the migration from the TeT product set and, with the 2010 introduction of the L5000 multilane terminal on our next generation platform, will accelerate our move to a common, Linux-based payment terminal architecture.

    Terminals and Peripherals

    We currently offer the following terminal and peripheral products, the sale of which accounted for 77.5%, 74.7%, and 73.9% of total revenue during the years ended December 31, 2010, 2009, and 2008, respectively.

•
Terminals — includes the next generation L5300 announced in May 2010, as well as the Optimum L4150, and L4250—compact, high-performance signature capture and PIN entry card payment terminals specifically designed for multilane retailers; the Optimum T4200 family and Artema Compact—powerful 32-bit desktop terminals for true multiple applications; the Artema Hybrid family of countertop terminals specifically designed to manage highly secure EMV transactions; the next generation M5000 announced in December 2010, as well as the Optimum M4100, M4230 and M4240—mobile terminals that leverage the latest in wireless communication technologies.

•
Peripherals — includes printers, PIN pads, contactless devices and external modems. Our family of durable, high-security PIN pads and card acceptance devices are designed for either indoor or outdoor use. The products include the Optimum P2100—a PIN pad for integrated retail environments (currently offered only in our NEMEA and SEMEA segments); the P1300 family—PIN entry devices that meet the recent PCI security standards; and the S9 family—secure PIN pads that include integrated card readers.  The PIN pad product family is augmented with the Artema PIN Hybrid and Artema S10 PIN Pads servicing the high security markets formerly served by TeT. The Wymix PIN Pad, which has a built-in contactless reader, is installed in the large retail market segment serviced by the Wynid family of retail payment solutions, including some of the world’s largest retailers, primarily in France.  Finally, our R3210 contactless reader features a clip-on or countertop design and easy plug and play setup that allows merchants using Hypercom's terminals to upgrade their current device to accept contactless transactions.

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

    Transaction Networking Devices, Transaction Management Systems and Application Software

    Products that interface with our terminal technology include our industry exclusive network access controllers and gateway devices specifically designed to support the unique requirements of high volume/high value transaction-based networks. Products in this family include the next generation IntelliNAC announced in December 2010, the MegaNAC® 180 and 8000, ATMConnect™ and the IN- tact® family of Ethernet/Internet gateway devices. Every network application software program we produce includes a management and control module that interacts with our IntelliView for the IntelliNAC or HypercomView® management system to monitor system operations. We also offer a complete portfolio of software applications for terminal operations, network device operations, systems development and management, and retail POS systems designed for use on a personal computer (“PC”).

    Services

    We are committed to providing a high level of service and support to our customers either directly, or through our distributors or other third-party providers. We offer a wide range of support services that contribute to the increased profitability of our customers and meet their individual needs. Our service business is organized around three important markets: asset management services; trusted transaction services; and payment solutions. Services accounted for 22.5%, 25.3%, and 26.1% of total revenue during the years ended December 31, 2010, 2009, and 2008, respectively.

    Asset Management Services — Our services organizations are focused on protecting our customer’s investment in payment systems and principally provide deployment, help desk, repairs, extended warranties, on-site support, logistics and inventory management services, as well as payment systems supplies provisioning. Additionally, these entities manage special projects such as software uploads or terminal enhancement programs requested by our customers. Terms of our service arrangements are set forth in separate service contracts ranging from one to five years, although termination is allowed with appropriate advance notification. In many cases we provide services not only for our products, but also for other manufacturers’ terminals and other hardware. Revenue under these contracts are recognized as we perform the service. Asset management revenue accounts for approximately 60-70% of our service revenue.

•
Full Service Centers — In several markets we offer a full array of Asset Management Services to major banks, card associations and other customers in our industry. Our service organization in Brazil is our largest, covering, directly and indirectly (through the use of third-party contractors), all of Brazil with multiple service centers and service resources located throughout the country. We continually seek to expand our service market share by increasing the deployed population of our terminals and product offerings in Brazil, as well as servicing terminals manufactured by our competitors. Our service organizations in Mexico, Chile, the United Kingdom, France, and Australia operate under a similar business model as that in Brazil and cover substantially all of their respective countries.

•
Pan-region Repair Services — Through NetSet Americas Centro Servicio, our repair facility in Hermosillo, Mexico, we provide quality repair services for in-warranty and out-of-warranty equipment repairs to North American customers. Similar Hypercom repair depots are strategically located in other locations, including the United Kingdom and Germany.

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

    Additionally, the Hypercom Mobile Network (“HMN”) permits a wireless payment device to be provisioned with a HMN SIM (subscriber identity module) card at the manufacturing or logistics center. The HMN SIM is only activated on deployment of the device and permits the terminal to connect to the wireless communications carrier with the strongest wireless signal in the area. The HMN offers a range of control and reporting functions to ease management of a large number of wireless devices, thereby significantly reducing the total cost of ownership for the device owner.

    SmartPayments™ Savannah — Traditionally, only large retail merchants have been able to implement POS systems with interactive payment terminals. Through the acquisition in December 2006 of the existing technology and assets of TPI Software, LLC (“TPI”), a U.S.-based enterprise payment solutions business, we expanded our transaction services portfolio with the introduction of PC-based payment solutions, including support for PC-based retail POS systems, which enables us to broaden our customer base to include small- and medium-sized retailers. SmartPayments Savannah is also enabling the generation of new revenue streams by addressing the technology requirements of, and rising market interest in, a converged payment infrastructure that places electronic payment functionality on PC-based cash registers. Our strategy is to increase our recurring revenue stream by charging for enterprise payment services. SmartPayments Savannah is currently offered only in North America.

    SmartPayments Wynid — We complement our payment solutions business with the integrated payment solution developed by the SmartPayments Wynid business unit in France, acquired as part of the TeT acquisition. This powerful, server-based payment solution has been widely deployed by many of the leading retailers and hospitality organizations in France, and is being deployed internationally by some major retail and petrol companies. The SmartPayments Wynid solution was one of the first integrated payment solutions to be EMV certified worldwide, and has recently evolved to support transactions using contactless cards and NFC-enabled mobile phones.

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

Sales and Distribution

    Our major sales, marketing and distribution regions, broken down by business segment, include:

•       the Americas;
•       NEMEA;
•       SEMEA; and
•       Asia-Pacific.

    In 2010, approximately 13.5% and 86.5% of our consolidated revenue came from U.S. and international sources, respectively. Our global customers include:

•       Payment processors;
•       Distributors/resellers;
•       Large retail chains and QSRs;
•       Financial institutions;
•       System integrators;
•       ISOs; and
•       Government entities.

    Sales to specific customers have historically accounted for a significant portion of our revenue. Beginning in 2007, and continuing through 2008 as a result of the TeT acquisition, we saw greater diversification of our customer base. However, we remain reliant on certain large customers for our revenue streams. For example, First Data Corporation (which includes TASQ Technology) accounted for approximately 10.6%, 5.2%, and 6.2% of our revenue in fiscal 2010, 2009, and 2008, respectively. In 2010, our top five customers accounted for 26.5% of our revenue compared to 19.0% in 2009 and 19.5% in 2008.

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

•
Comprehensive Product Portfolio.   We offer a full range of products and services that address the spectrum of market requirements. Our product portfolio ranges from the low-cost, established and reliable T7 family of terminals to the more recently released, high-performance 32-bit Optimum family and the Artema family of secure high-performance terminals acquired in the TeT transaction.  With the announcement of the L5000 family of multilane terminals in 2010, we announced the first product to run on our next generation, Linux-based platform. Our terminals are further complemented by a wide variety of peripherals that enhance their capabilities. Our services include networking, deployment, help-desk, repair and maintenance. We have major service centers in each of our business segments: the Americas—Brazil and Mexico; NEMEA—Germany; SEMEA—the United Kingdom and France; and Asia-Pacific—Australia.

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

Research and Development

    Our market-focused research and product development activities concentrate on developing new products, technologies and applications for our products, as well as enhancements and cost reduction measures for existing technologies and applications. We have typically designed and developed all of our own products and incorporate, where appropriate, state of the art technologies from leading third party vendors. We have recently transitioned to a joint development manufacturing model, whereby we will co-design and co-develop the hardware platform for our new products with a third-party.  As part of this model, we will continue to design and develop internally the core operating software and security elements for our products. Development projects are evaluated and coordinated by our global product marketing team and follow a management review process that includes input from our sales, local marketing, finance, supply chain and engineering teams. Our product development process generally involves the following:

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

    Our research and development activities are coordinated through our Scottsdale, Arizona headquarters. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, translating text and altering the communications messaging to suit local requirements. Each of our regional sales and marketing units has in-region development resources that can provide customization and adapt products to meet the needs of customers in local markets. International development groups are located in Australia, Brazil, China, France, Germany, Hong Kong, Hungary, Latvia, Mexico, Puerto Rico, Singapore, the Philippines, Sweden, and the United Kingdom.

    Our research and development expenses were $47.1 million, $44.5 million, and $45.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Manufacturing and Resource Procurement

    During 2010, we have rationalized our outsource methodologies and manufacturing strategies at the global level introducing new partners in Europe and South America, and reducing our exposure and number of manufacturing partners to the minimum level necessary to enable Hypercom to sustain future organic growth in terms of capacity and desirable time to market for the next three to five fiscal years. Today our main partners are Venture Corporation (Singapore) Ltd. in Malaysia, Zollner Electronik AG in Romania, ENH Gmbh in Germany, and Jabil Circuit, Inc. in Brazil. Under our current contract manufacturing agreements, such manufacturers procure components and test, package and prepare all covered products for shipment. With limited exceptions, we are not required to purchase any minimum quantities or units of products; however, we are required to complete open purchase orders we place that fall within certain periods of time prior to shipment. We control the source and price of material by agreements at a worldwide level with key component suppliers, which ensures that our current contract manufacturers buy only certified and qualified components at the agreed prices.

    We have recently moved to a joint development manufacturing model whereby we provide hardware specifications to a third party to design, develop and manufacture certain hardware. On February 1, 2011, we entered into a manufacturing agreement with MiTAC International Corporation (“MiTAC”), a Taiwanese-based outsourced development manufacturer, for the manufacture and assembly by MiTAC of certain products for us. The manufacturing agreement has an initial term of three years and will be renewed automatically for additional consecutive one-year periods unless either party provides written notification of termination within 180 calendar days prior to the end of such term or renewal term. Under a previously executed development agreement dated October 6, 2009, we subcontracted to MiTAC the design and development of the hardware of our forthcoming line of products and various other device level products for which we provided a high level product specification. We will continue to provide the software and security requirements for such products. The work performed pursuant to the development agreement will form the basis from which MiTAC will manufacture and assemble products pursuant to the manufacturing agreement. Based on currently anticipated timelines, we expect that a limited number of our products will be designed utilizing this joint development manufacturing model by the end of 2011.  MiTAC is currently manufacturing some of our next generation products at its facilities in China.

    To control product costs, we centrally manage product documentation, procurement and material requirements planning from our Scottsdale, Arizona headquarters, utilizing an integrated enterprise system linking all of our manufacturing and design centers. Centralized management of the planning processes, combined with regional procurement, enables us to control the quality and availability of our products. We continue to look for opportunities to reduce the cost of existing products by working with our suppliers to seek more favorable pricing, purchasing components in volume to achieve lower unit costs, and seeking greater efficiencies in product design and advance material sourcing in order to introduce newer technologies as they become available and compliant with our standard specifications.

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

•
EMV and PCI Standards.   EMV standards define a set of requirements to ensure interoperability between chip cards and terminals on a global basis, regardless of the manufacturer, the financial institution, or where the card is issued or used. Specific certifications are required for all electronic payment systems and their application software. PCI provides a series of standards and certification criteria applicable to products and/or services offered by Hypercom to its customers to facilitate the processing of electronic transaction data.  The intent of these standards is to validate the security of payment devices and ensure proper protection of any confidential payment transaction data during storage and/or in transit. We obtain EMV and PCI product certifications at a global level, prior to specific local market certifications.

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

•
WEEE and RoHS Directives.   In the European Union, we are subject to the Waste Electrical and Electronic Equipment (“WEEE”) Directive and the Restriction on Hazardous Substances (“RoHS”) Directive. The WEEE Directive requires producers of electrical and electronic equipment to label all covered products and also establish collection, treatment, and recovery systems for their electric and electronic equipment waste. The RoHS Directive restricts the use of certain substances in physical devices that include our solutions and/or requires active steps to promote the recycling of materials. A few countries and U.S. states that have either fully adopted the requirements of these directives or have adapted those requirements and implemented their own individual requirements.

•
Telecommunications Regulatory Authority and Carrier Requirements.   Our products must comply with government regulations, including those imposed by the U.S. Federal Communications Commission (“FCC”), Underwriter’s Laboratories (“UL”) and similar regulatory authorities worldwide regarding EMC emissions, EMC immunity, radio frequency (“RF”) radiation, safety and connections with telephone lines and radio networks. Our products must also comply with recommendations of quasi-regulatory authorities such as the European Telecommunications Standards Institute and of standards-setting organizations such as the International Electrotechnical Commission. Our products have been certified as compliant with national requirements in a large number of countries, including those of the FCC and UL in the U.S., the Radio & Telecommunication Terminal Equipment Directive in Europe, and similar requirements in other countries. In addition to national requirements for telecommunications systems, many wireless network carriers have their own standards and requirements with which products connected to their networks must comply and unique certification processes for devices to be used on their networks.

Segment, Geographic and Customer Information

    See Note 21 to our consolidated financial statements included herein.

Proprietary Rights

    We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We file applications for and obtain patents, copyrights and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.

    We currently hold U.S. and international patents relating to POS terminals and related products and also have a number of pending patent applications relating to our POS terminal products and networking products. Granted patents typically have a life of twenty years from the date of filing of the application. While our earliest granted patent (assigned to us in the Thales e-Transactions acquisition) was filed in 1989, a majority of our patent applications have been filed since January 1, 2001. We believe that the duration of our patents is adequate relative to the expected lives of our products. Because of continual innovation and product development in the electronic payments industry, our products are often likely to reach their end of life before any patents related to them expire.

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

    While we believe the protection afforded by our patents, copyrights, trademarks and trade secrets has value, our business as a whole is not significantly dependent on any one patent, copyright, trademark or trade secret. The rapidly changing technology in the electronic payments industry and uncertainties in the legal process for enforcement of intellectual property rights in certain countries make our future success more dependent on the innovative skills, technological expertise and abilities of our employees, rather than on the protection afforded by patents, copyrights, trademarks and trade secrets.

Employees

    As of December 31, 2010, we employed 1,431 people on a full-time basis, 253 of which are located in the U.S., with the remaining 1,178 located internationally, as set forth in the following table:

	U.S.	International	Total
Sales, Marketing and Operations	60	178	238
Development	80	311	391
Service Operations	10	545	555
Supply Chain and Manufacturing Support	47	54	101
Finance and Administration	56	90	146
Total Employees	253	1,178	1,431

    Employees by business segment, as of December 31, 2010, are as follows: the Americas (361); NEMEA (135); SEMEA (302); Asia-Pacific (235); and Shared Cost Centers (398).

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

Item 1A.   Risk Factors

    The risks set forth below may adversely affect our business, financial condition and operating results and cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K or elsewhere in our SEC filings. In addition to the risks set forth below, and the factors affecting specific business operations identified elsewhere in this Annual Report on Form 10-K, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us, that later may prove to be material .

Risks Related To Our Business

    The pendency of our agreement to be acquired by VeriFone could have an adverse effect on our business.

    On November 17, 2010, we entered into a definitive merger agreement with VeriFone pursuant to which VeriFone will acquire Hypercom in an all-stock merger. The merger was approved by our stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and other customary closing conditions.

    The announcement and pendency of the acquisition by VeriFone could cause disruptions in our business. For example, although VeriFone has committed per the terms of the merger agreement to fulfill any Hypercom customer agreements or purchase orders, to provide warranty service on Hypercom’s products and repair and maintenance for the longer of three years from the closing of the merger or as required by law, and to continue to support software applications, including the provision of bug fixes and updates for the longer of one year from the closing of the merger or as required by law, all at service levels consistent with Hypercom’s current business practices, customers may still delay, reduce or even cease making purchases from us until they determine whether the merger will affect our products and services, including, but not limited to pricing, performance or support. Furthermore, third-party intermediaries such as distributors, value-added resellers, ISOs and other distribution channel partners may give greater priority to products of our competitors until they determine whether the merger will affect our products and services or our relationship with them. Our relationships with our vendors, suppliers, and contract manufacturers may deteriorate. In addition, key personnel may depart for a variety of reasons including perceived uncertainty as to the affect of the merger on their employment. The loss of key personnel could adversely affect our relationships with our customers, vendors, suppliers, contract manufacturers, and other employees. These disruptions may increase over time until the closing of the merger, and we cannot provide assurance that the merger will close in the second half of 2011, as currently as expected, if at all.

    VeriFone and Hypercom are subject to the securities and antitrust laws of the United States and the antitrust laws of any other jurisdiction in which the merger is subject to review. VeriFone and Hypercom may be unable to obtain in the anticipated timeframe, or at all, the regulatory approvals required to complete the merger. Governmental entities with which filings are made may seek regulatory concessions, including compliance with material restrictions or conditions, including the divestiture of portions of VeriFone’s or Hypercom’s business, as conditions for granting approval of the merger. These actions may have a material adverse effect on VeriFone or Hypercom or a material adverse effect on the combined business. Under the merger agreement, VeriFone and Hypercom have both agreed to use reasonable best efforts to complete the merger, including to gain clearance from antitrust and competition authorities and to obtain other required regulatory approvals. Under the merger agreement, VeriFone’s reasonable best efforts includes a requirement by VeriFone to dispose of businesses or assets that produced up to $124 million in revenues for VeriFone, Hypercom and their respective subsidiaries during the 2009 fiscal year if such disposition is reasonably necessary to gain clearance from antitrust and competition authorities. VeriFone and Hypercom anticipate that Hypercom’s U.S. business will be divested in connection with the merger. These actions or any other actions that may be required to obtain regulatory approval for the transaction may have a material adverse effect on VeriFone or Hypercom or a material adverse effect on the combined businesses.

    In addition to the required regulatory approvals, the merger is subject to a number of other conditions beyond either company’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither VeriFone nor Hypercom can predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the combined company not to realize some or all of the synergies that are expected to be achieved if the merger is successfully completed within its expected timeframe.

    In addition, to the extent a prolonged delay in completing the planned merger creates uncertainty among users of Hypercom’s products and services, there could be an adverse effect on Hypercom’s results of operations, and quarterly revenue could be substantially below the expectations of market analysts which could cause a reduction in the stock price of Hypercom common stock. Such effects are likely to be exacerbated the longer the time period between the signing and the closing or any termination of the merger agreement.

    The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that could affect our ability to execute on our business strategies and attain our financial goals. In addition, the pendency of the acquisition by VeriFone and the completion of the conditions to closing could divert the time and attention of our management.

    All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations, and stock price.

    The failure to complete the merger with VeriFone could adversely affect our business and our stock price.

    We cannot provide assurance that the pending acquisition by VeriFone will be completed. If the pending acquisition is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. On November 16, 2010, the day before the announcement of the pending merger, our stock’s closing price was $6.13. On November 17, 2010, following the announcement of the pending merger, our stock’s closing price was $7.13 and from November 17, 2010 through March 7, 2011 our stock’s closing price has ranged between $7.13 and $11.05.

    In addition, under certain circumstances specified in the merger agreement, we may be required to pay VeriFone a termination fee of approximately $12.2 million. Our costs related to the merger, such as legal fees, accounting fees and expenses of our financial advisors must be paid by us even if the merger is not completed, and we may be required to record as expenses in our statement of operations items related to the proposed merger that would otherwise be reflected on our balance sheets. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. We may not be able to find a partner willing to pay an equivalent or more attractive price for our stock than that which would be paid in the VeriFone merger. Further, any disruption to our business resulting from the announcement and pendency of the acquisition by VeriFone and from intensifying competition from our competitors, including any adverse change in our relationships with our customers, vendors, suppliers, contract manufacturers, and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition, and our stock price, will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

    If completed, our merger with VeriFone may not achieve its intended results.

   We and VeriFone entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies relating to the combined business. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether our business is integrated with that of VeriFone in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, a decrease in the amount of revenue expected to be generated by the combined company, and diversion of management’s time and energy, and could have an adverse effect on the combined company’s business, financial results and prospects.

    International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results.

    For the year ended December 31, 2010, we derived approximately 86.5% of our total net revenue outside of the U.S., principally in Europe, Asia-Pacific and Central and South America. We expect that international sales will continue to account for a significant percentage of our net revenue and operating income in the foreseeable future. In addition, all of our contract manufacturers are located outside of the U.S. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our results of operations and financial condition. These risks include the following:

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

•        complications associated with enforcing legal agreements in certain foreign countries, including, but not limited to, Brazil, China and developing countries; and

•        availability of qualified and affordable staff with which to manage our foreign operations.

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

    Our consolidated results of operations and financial position can vary significantly from quarter to quarter, which is not conducive to a predictable business or operating environment. Consequently, this can impact our overall business. The following factors impact our quarterly business operations and results:

•        variations in product mix, pricing and product cost, timing and size of fulfilled orders as a result of customer deferral or cancellation of purchases and/or delays in the delivery of our products and services;

•       accomplishment of certain performance parameters embedded in our service level agreements;

•       market demand for new product offerings and the timing of market launches for such offerings;

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

•       variations in income tax as a function of income recognition by tax jurisdiction; and

•       changing security standards or other technological changes.

    The loss of one or more of our key customers could significantly reduce our revenue and profits.

    We have derived, and believe that we may continue to derive, a significant portion of our net revenue from a limited number of large customers. For the fiscal year ended December 31, 2010, our largest customer accounted for 10.6% of our net revenue, and our five largest customers accounted for 26.5% of our net revenue. In addition, our largest customer does substantial business with some of our most significant competitors. Our customers may buy less of our products or services, depending on their own technological developments, end-user demand for our products, internal budget cycles and market conditions. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduces or delays purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our revenue and results of operations could be materially adversely affected. See “Item 1, Business — Sales and Distribution” for more information on our customer base.

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

    Even though we test all of our products, defects may continue to be identified after products are shipped. In past periods, we have experienced various issues in connection with product launches, including the need to rework certain products and stabilize product designs. Correcting product defects can be a time-consuming, difficult and expensive task. Software errors may take several months to correct, and hardware errors may take even longer.

    We or our third-party contract manufacturers may accumulate excess or obsolete inventory that could result in unanticipated price reductions and write downs and adversely affect our financial results.

    Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing to our customers products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we or our third-party contract manufacturers hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•        the need to maintain significant inventory of components that are in limited supply;

•       buying components in bulk for the best pricing;

•       responding to the unpredictable demand for products;

•        responding to customer requests for short lead-time delivery schedules;

•       failure of customers to take delivery of ordered products; and

•       product returns.

    In addition, we may in some cases have to reimburse, or incur other charges from, our third-party contract manufacturing partners for excess or obsolete inventory or unfulfilled, non-cancelable open purchase orders resulting from changes in product design or demand. If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operations and financial condition. The total impact of excess and obsolete inventory, including inventory held by our third-party manufacturers, on our financial results was $4.3 million, $6.4 million, and $8.3 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

    We currently rely on third-party manufacturers, and in the future will increasingly rely on one or more original design manufacturers as part of our joint development manufacturing model, to co-design, co-develop, manufacture and assemble substantially all of our products and subassemblies. We also depend upon third-party suppliers to timely deliver components that are free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules.  If we are unable to successfully manage our relationship with these third-party manufacturers, or if such manufacturers experience any significant disruption in their supply chain and manufacturing capabilities, or they experience economic, political and business issues that may impact their ability to fulfill their obligations to us, we may be unable to fulfill customer orders in a timely manner, which would have a material adverse effect on our business, operating results and financial condition.

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

    We have experienced, and may in the future experience, delays in delivery of products or product components due to general market conditions creating long lead times for certain components, such as semiconductors, as well as failures on the part of some of our suppliers to timely deliver upon our previously agreed to component orders. In addition, we have occasionally experienced, and may in the future experience, delivery of products of inferior quality from component suppliers and third-party manufacturers. Although alternate manufacturers and suppliers are generally available to provide our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and qualifying, and transitioning to, a replacement manufacturer or supplier would take a significant amount of time. Such delays could have a material adverse effect on our business, operating results and financial condition.

    We are increasingly dependent on original design manufacturers, contract manufacturers and third party logistics providers to design and manufacture our products and to fulfill orders for our products.

   We have a joint development manufacturing model in place with one or more original design manufacturers and we are dependent primarily on such manufacturers (each of which is a third party original design manufacturer for numerous companies) to co-design and co-develop the hardware platform for our products. As discussed above, we also depend on independent contract manufacturers (each of which is a third party manufacturer for numerous companies) to manufacture and fulfill our products. These supply chain partners are not committed to design or manufacture our products, or to fulfill orders for our products, on a long-term basis in any specific quantity or at any specific price. Also, from time to time, we may be required to add new supply chain partner relationships or new manufacturing or fulfillment sites to accommodate growth in orders or the addition of new products. It is time consuming and costly to qualify and implement new supply chain partner relationships and new manufacturing or fulfillment sites, and such additions increase the complexity of our supply chain management. Our ability to ship products to our customers could be delayed if we fail to effectively manage our supply chain partner relationships; if one or more of our future design manufacturers does not meet our development schedules; if one or more of our contract manufacturers experiences delays, disruptions or quality control problems in manufacturing our products; or if one or more of our third party logistics providers experiences delays or disruptions or otherwise fails to meet our fulfillment schedules; or if we are required to add or replace design manufacturers, contract manufacturers, third party logistics providers or fulfillment sites. We may not be able to adequately manage costs related to overruns, delays or disruptions associated with the design and development of our products utilizing the joint development manufacturing model. In addition, these supply chain partners will have access to certain of our critical confidential information which could be susceptible to unauthorized disclosure. Moreover, all of our manufacturing is performed outside the U.S. and is, therefore, subject to risks associated with doing business in foreign countries and in foreign currencies. Each of these factors could adversely affect our business, financial condition and results of operations.

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

    We are responsible for charging end customers and remitting certain taxes in numerous international jurisdictions. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In the future, our determinations of tax liabilities may be subjected to audit by the tax authorities, which could result in changes to the estimates of such tax liabilities. We believe that we maintain adequate tax reserves to offset potential liabilities that may arise upon audit. Although we believe our tax estimates and associated reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than the amounts established for tax contingencies. To the extent that such estimates ultimately prove to be inaccurate, the associated reserves would be adjusted resulting in our recording a benefit or expense in the period in which a final determination was made.

    Fluctuations in currency exchange rates may adversely affect our financial results.

    A substantial part of our business consists of sales to international customers and, as a result, the majority of our revenue and expenses related to our international operations are denominated in Euros and other non-U.S. Dollar currencies. Adverse currency exchange rate fluctuations could have a material impact on our financial results in the future, including our cash position.  In addition, our balance sheet reflects non-U.S. Dollar denominated assets and liabilities, which can be adversely affected by fluctuations in currency exchange rates. In the past, we have entered into foreign currency forward contracts intended to hedge our exposure to adverse fluctuations in exchange rates, but these hedging arrangements are not always effective, particularly in the event of imprecise forecasts of non-U.S. Dollar denominated assets and liabilities and such attempts to mitigate these risks may be costly. Currently, we do not hedge against our entire foreign currency risk as it has become even more costly as a result of recent market developments. Accordingly, an adverse movement in exchange rates could have a material adverse effect on our financial results. In the year ended December 31, 2010, we incurred a foreign currency loss of approximately $0.4 million, net of foreign currency transaction gains or losses.

    Furthermore, we utilize contract manufacturers in various international locations, including Malaysia, Germany, Brazil, Romania, China, and Tunisia. While the majority of our products are purchased from these manufacturers in U.S. Dollars, we also purchase some products in local currencies. Therefore, we may be impacted by fluctuations in foreign currency exchange rates.

   With our use of a joint development manufacturing model for the next generation of our products, we expect that a larger proportion of our manufacturing costs may be denominated in U.S. Dollars. Therefore, our financial results, including our cash position, could be impacted by fluctuations in foreign currency exchange rates to a greater extent than in prior periods.

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

    Domestic and international threats of terrorism, terrorist attacks, wars, regional conflicts, natural disasters (including natural disasters that may increase in frequency as a result of the effects of climate change), and the like may cause instability in the global financial markets, and contribute to downward pressure on securities prices of U.S. publicly traded companies, such as us. Future terrorist activities or armed conflicts, epidemics, such as influenza, H1N1 (or swine) flu or bird flu, and pandemics could result in economic, political and other uncertainties that could adversely affect our revenue and operating results, and depress securities prices, including the price of our common stock. Such events may disrupt the global insurance and reinsurance industries, and adversely affect our ability to obtain or renew certain insurance policies, and may result in significantly increased costs of maintaining insurance coverage. Further, we may not be able to obtain insurance coverage at historical or acceptable levels for all of our facilities. Future terrorist activities, armed conflicts and epidemics could affect our domestic and international sales, disrupt our supply chain and impair our ability to produce and deliver our products. Such events could directly impact our physical facilities or those of our suppliers (including sole-source suppliers) or customers in the U.S. and elsewhere. Our primary facilities include administrative, sales and research and development facilities in the U.S., Australia, Brazil, China, France, Germany, Latvia, Mexico, the Philippines, Spain, and the United Kingdom., and our manufacturing partners’ facilities in Malaysia, Germany, Brazil, Romania, Tunisia, and China. Acts of terrorism, wars and epidemics may make transportation of our supplies and products more difficult or cost prohibitive.

    China’s changing economic environment may impact our ability to grow our business in China.

    In recent years, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, certain policies and other measures taken by the Chinese government to regulate the economy, such as relaxation of trade restrictions, could also have a significant negative impact on economic conditions in China that could result in an adverse impact on our business. In addition, although China is increasingly affording foreign companies and foreign investment enterprises established in China similar rights and privileges as Chinese domestic companies, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

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

    Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) requires that we establish and maintain effective internal controls over financial reporting. SOX 404 also requires us to include a management report of internal control over financial reporting in our Annual Report on Form 10-K. Based on management’s evaluation of internal control over financial reporting as of December 31, 2010, we are able to conclude that our internal control over financial reporting is effective. However, we cannot be certain that our internal control over financial reporting will remain effective in the future. Any future failure to maintain adequate internal control over our financial accounting and reporting could harm our operating results or could cause investors to lose confidence in our reported financial results or condition, which could adversely affect our business and the trading price of our common stock.

    Our business may be negatively affected by local or global economic conditions.

    The business and operating results of our products and services businesses have been and will continue to be affected by local and global economic conditions, including the recent credit market crisis, and, in particular, conditions in the banking sector and other major industries we serve. The current economic climate, the credit market crisis, particularly the increased difficulty in securing credit, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy could impact our ability to sell and our customers’ ability to make capital expenditures, thereby affecting their ability to purchase our products. Additionally, customers in the financial services sector, which has been severely impacted by the credit crisis, have consolidated in response to the crisis, which could further impact our business by reducing our customer base. Certain of our retail customers who have seen significant dampening of consumer demand could face increased financial pressures that could impact their capital expenditures.

    Also, although we believe that our cash flows from operations and other sources of liquidity, including borrowings available under our revolving credit facility or other financing options, will satisfy our working capital needs, capital expenditures, commitments, and other liquidity requirements associated with our operations and our TeT acquisition debt requirement through the next 12 months, in the event that we require additional capital to fulfill our future business plans, we may need to obtain additional financing from third parties. In light of the recent global credit crisis, if we experience such a need for additional financing, we may not be able to obtain sufficient financing on advantageous terms or at all, which could materially and adversely affect our business, financial condition, results of operations and long-term prospects.

   The extent of the impact of the recent global economic crisis depends on a number of factors, including  the timing of the emergence of the U.S. and the global economy generally from the effects of the severe recession. If the global economic recession continues for a significant period or there is significant further deterioration in the global economy, our results of operations, financial position and cash flows could be materially adversely affected.

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

    We and our contract manufacturers are subject to extensive industry standards and government regulations. Our failure to properly comply with these standards and regulations could adversely affect our business.

    Our business is subject to a substantial and complex array of industry driven standards and governmental regulation, both domestic and foreign, including, but not limited to:

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

•        the WEEE and RoHS Directives in the European Union and other environmental laws, regulations and standards;

•        U.S. Department of Labor regulations and state labor laws (or other similar regulations in countries in which we have employees or manufacture our products); and

•        certification standards set by domestic processors.

    Our failure, either directly or through our third-party contract manufacturers and suppliers, to properly comply with these standards and regulations could result in lost product sales, significant costs associated with required remedial measures or production stoppages, any of which could have a material adverse effect on our business and financial results.

    We are subject to potentially competitive threats from alternative payment technologies.

    Our hardware product sales have been historically predicated on the need for security within the POS terminal.  Alternative payment technologies have arisen recently that can accept payments in the merchant or retailer’s physical store with or without a card and with varying degrees of security.  Many of these payment alternatives leverage the enhanced capabilities and proliferation of Smartphones.  Alternative forms of payment and payment acceptance that could prove disruptive include:

•       PayPal on the point-of-sale terminal;

•       numerous card reader attachments to Smartphones and tablet computers, including Square, Inc.’s magnetic stripe reader and Roam Data’s encrypting card reader;

•       virtual currencies such as Facebook Credits moving from the virtual world into the physical store; and

•       payment applications enabled by NFC-capable mobile phones.

    Should the need for security within the POS terminal lessen due to fewer payment transactions including the transmission of sensitive cardholder data, our inability to respond effectively to any of these alternative payment technologies may have a material adverse effect on our business and financial results.

Risks Related To Our Common Stock

    Our stock price has been and may continue to be volatile. Because the merger exchange ratio is fixed and the market price of VeriFone common stock may fluctuate, the price of our common stock may continue to fluctuate substantially in the future and you could lose the value of your investment in Hypercom common stock.

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

    In addition, upon completion of the merger with VeriFone, each share of common stock of Hypercom will be exchanged for 0.23 of a share of VeriFone common stock. The merger consideration will not change even if the market price of either or both the Hypercom common stock and VeriFone common stock fluctuates. Neither Hypercom nor VeriFone may withdraw from the merger, and Hypercom may not resolicit the vote of its stockholders, solely because of changes in the market price of shares of Hypercom common stock or VeriFone common stock or because of changes in the operating and financial performance of either company that do not amount to a material adverse effect, as defined in the merger agreement. The merger will not be completed until certain regulatory approvals have been obtained and other conditions have been satisfied or waived. In the interim period until completion of the merger, our common stock will likely trade in relation to the market price of VeriFone’s common stock. We cannot make assurances that the value of our common stock will not decline prior to the merger as a result of fluctuations in the value of VeriFone’s common stock.

    Stockholders may sell substantial amounts of Hypercom common stock on the public market, which is likely to depress the price of our common stock.

    Any substantial sales of Hypercom common stock on the public market by current stockholders may cause the market price of Hypercom common stock to decline.

    If our current stockholders sell Hypercom common stock in the public market prior to the merger, it is likely that arbitrageurs will acquire those shares. These arbitrageurs will likely sell all those shares on the public market immediately following any announcement, or anticipated announcement, that the merger with VeriFone failed, or will likely fail, to close for regulatory or other reasons, which, in turn will likely cause the market price of Hypercom common stock to decline.

    In addition to the other negative effects on Hypercom, those sales of Hypercom common stock might make it more difficult for us to sell equity or equity-related securities in the future if the merger with VeriFone is not completed.

    Our stockholders will have a significantly reduced ownership and voting interest after the merger and will exercise less influence over management.

    Immediately after the completion of the merger, it is expected that former Hypercom stockholders, who collectively own 100% of Hypercom, will own approximately 12.8% of VeriFone, based on the number of shares of Hypercom and VeriFone common stock, including restricted stock, outstanding as of December 28, 2010. Consequently, Hypercom stockholders will have less influence over the management and policies of VeriFone than they currently have over the management and policies of Hypercom.

    We have incurred significant losses recently and in the past and our results of operations have and may continue to vary from quarter to quarter, impacted in particular by business reviews performed by management. If our financial performance is not in line with investor expectations, the price of our common stock will suffer and our access to future capital may be impaired.

    We had net income of $6.7 million for the year ended December 31, 2010, and net losses of $6.9 million and $85.4 million for the years ended December 31, 2009, and 2008, respectively. If the results of our continuing efforts to improve profitability, increase our cash flow and strengthen our balance sheet do not meet or exceed the expectations of securities analysts or investors, the price of our common stock will suffer.

    Further, given the variability in our revenue, our quarterly financial results have fluctuated significantly in the past and are likely to do so in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be misleading and not indicative of future performance. If our quarterly financial results fall below the expectations of securities analysts or investors, the price of our common stock may suffer.

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

    We are subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law that may discourage a third party from acquiring us and may adversely affect the price of our common stock.

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

    In addition, certain provisions of the Delaware General Corporation Law (“DGCL”) to which we are subject, including Section 203 of the DGCL, may have the effect of delaying or preventing changes in the control or management of Hypercom. Section 203 of the DGCL provides, with certain exceptions, for waiting periods applicable to business combinations with stockholders owning at least 15% and less than 85% of the voting stock (exclusive of stock held by directors, officers and employee plans) of a company.

    Also, on September 29, 2010, the Board adopted the stockholder rights plan.  Generally, the stockholder rights plan provides that if a person or group acquires 15% or more of our common stock, subject to certain exceptions and under certain circumstances, the rights may be exchanged by us for common stock or the holders of the rights, other than the acquiring person or group, could acquire additional shares of our capital stock at a discount off of the then current market price. Such exchanges or exercise of rights could cause substantial dilution to a particular acquirer and discourage the acquirer from pursuing our company.  The mere existence of a stockholder rights plan often delays or makes a merger, tender offer or proxy contest more difficult. Our Board of Directors has taken action to render the stockholder rights plan inapplicable to the merger with VeriFone through an amendment to the stockholders’ rights plan.

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

    As of March 7, 2011, we had 56,377,663 shares of our common stock outstanding, all of which have been listed for trading according to the rules of the NYSE. We also had outstanding, as of March 7, 2011, options and warrants to acquire an additional 4,048,033 and 10,544,000 shares, respectively, of our common stock. All of the shares underlying the outstanding options and warrants have been registered for resale. Future public sales of our common stock, or the availability of such shares for sale, including the shares subject to outstanding options and warrants, could adversely affect the prevailing market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

Risks Related To Our Indebtedness and Merger Agreement

    We are subject to various covenants and restrictions that limit the discretion of management in operating our business and could prevent us from engaging in some activities that may be beneficial to us and our stockholders.

    The agreements governing our financing, including our $60.0 million credit agreement to partially fund the TeT acquisition and our $25.0 million revolving credit facility, and our merger agreement with VeriFone, contain various covenants and restrictions that, in certain circumstances, limit our ability and the ability of certain subsidiaries to:

•       grant liens on assets;

•       make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•       make investments (including investments in joint ventures);

•       merge, consolidate or transfer all or substantially all of our assets;

•       incur additional debt; or

•       engage in certain transactions with affiliates.

    As a result of these covenants and restrictions, we may be limited in how we conduct our business and may be unable to raise additional debt, compete effectively, make investments or pursue available business opportunities. These covenants may adversely affect our ability to finance our future operations or capital needs. A breach of any of these covenants could result in a default in respect of the related indebtedness or termination of the VeriFone merger agreement. If a default occurs under our debt agreements, the affected lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable.

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

    We cannot be assured that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot be assured that additional financing, to the extent permitted under our existing covenants, will be available when required or, if available, will be on terms satisfactory to us.

    The current condition of the credit markets may not allow us to secure financing for potential future activities on satisfactory terms, or at all.

    Our existing cash and short-term investments are available for operating requirements, strategic investments, acquisitions of companies or products complimentary to our business, the repayment of outstanding indebtedness, repurchases of our outstanding securities and other potential large-scale needs. While we believe existing cash and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements for the foreseeable future, we may also consider, to the extent permitted under our existing covenants, incurring additional indebtedness and issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit markets, we may not be able to secure additional financing for future activities on satisfactory terms, or at all, which may adversely affect our financial condition and results of operations.

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

    In the U.S., we also lease offices in Savannah, Georgia, and Concord, New Hampshire, as well as a storage facility in Phoenix, Arizona. Internationally, we lease facilities in Brazil, Chile, Mexico and Puerto Rico for sales, support, and research and development activities.

    We sold our 102,000 square foot facility in Brazil on April 19, 2010.  See Note 6 to our consolidated financial statements included herein for additional transaction detail and the recognition of the gain associated with the building sale.

NEMEA

    We lease facilities in Belgium, Germany and Sweden for sales, support, and research and development activities.

SEMEA

    We lease facilities in France, Hungary, Latvia, Russia, Scotland, Spain, the United Arab Emirates, and the United Kingdom for sales, support, and research and development activities.

Asia-Pacific

    We lease facilities in Australia, China, Hong Kong, India, the Philippines, Singapore and Thailand for sales, support, and research and development activities.

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

Brazil Tax and Labor Contingencies

    Our operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Hypercom employees and employees of various service providers with whom we contracted. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. We are disputing these tax matters and intends to vigorously defend our positions. The labor matters principally relate to claims made by former Hypercom employees and by former employees of various vendors that provided contracted services to us and who are now asserting that under Brazil law, we should be liable for the vendors’ failure to pay wages, social security and other related labor benefits, as well as related tax obligations, as if the vendor’s employees had been employees of Hypercom. As of December 31, 2010, the total amounts related to the reserved portion of the tax and labor contingencies was $0.7 million and the unreserved portion of the tax and labor contingencies totaled approximately $25.7 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to us. Local laws and regulations often require that we make deposits or post other security in connection with such proceedings. As of December 31, 2010 we had $5.2 million of deposits in Brazil regarding claims that we are disputing, liens on certain Brazilian assets as discussed in Note 6 with a net book value of $1.9 million, and approximately $3.5 million in letters of credit, all providing security with respect to these matters. Generally, any deposits would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable. An unfavorable outcome in any of these matters could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008)

    CardSoft, Inc. and CardSoft (Assignment for the Benefit of Creditors), LLC (collectively “CardSoft”) filed this action against us and others in March 2008, alleging that certain of our terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ‘945 patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, we filed our answer, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. We also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. The Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011. This action is currently in the discovery stage and, as CardSoft has not made a specific claim for damages, we are unable to assess our range of potential loss, nor is it possible to quantify the extent of our potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009)

    Lisa Shipley (“Shipley”), a former employee, filed this action against us in January 2009, alleging that we violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, we filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, we filed our answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that we unlawfully retaliated against her. In November 2009, we filed our answer, denying the material allegations of the amended complaint. In February 2010, we filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. On July 19, 2010, we filed a motion for summary judgment on all claims. On February 15, 2011, the magistrate judge recommended that the Court grant our motion for summary judgment as to Ms. Shipley’s sexual harassment hostile work environment claim, the constructive discharge claim, and the Georgia wage payment statute claim, but denied our motion for summary judgment as to her disparate treatment, retaliation, Equal Pay Act and Georgia Sex Discrimination in Employment Act claims. On March 2, 2011, we filed a motion for leave to file a motion for partial summary judgment out of time seeking summary judgment on seven components of Ms. Shipley’s disparate treatment Title VII claim. On March 8, 2011, the Court denied our motion for leave to file a motion for partial summary judgment out of time. This action is in the discovery stage and, as Ms. Shipley has not made a specific claim for damages, we are unable to assess our range of potential loss, nor is it possible to quantify the extent of our potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Shareholder Class Action and Derivative Lawsuits

    Commencing shortly after VeriFone publicly announced on September 30, 2010 that it had made an offer to acquire Hypercom and continuing following the announcement by us and VeriFone on November 17, 2010 that we had entered into a definitive merger agreement, certain putative class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in connection with the merger and that VeriFone, Honey Acquisition Co., Hypercom, FP Hypercom Holdco, LLC, and Francisco Partners II, L.P. aided and abetted that alleged breach. These actions include: Gerber v. Hypercom, Delaware Court of Chancery, Case no. CA5868 (“Gerber”); Anarkat v. Hypercom, Maricopa County Superior Court, CV2010-032482 (“Anarkat”); Small v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6031 (Small”); Grayson v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6044 (Grayson”); and The Silverstein Living Trust v. Hypercom Corporation, Maricopa County Superior Court, Case no. CV2010-030941 (Silverstein”). The Anarkat and Silverstein cases have been consolidated in Maricopa County Superior Court as In Re Hypercom Corporation Shareholder Litigation, Lead Case No. CV2010-032482, and the Small and Grayson cases have been consolidated in the Delaware Court of Chancery as In Re Hypercom Corporation Shareholders Litigation, Consolidated C.A. No. 6031-VCL (the “Actions”). The Gerber case is dormant as the plaintiffs in that case have not prosecuted it since it was filed. On February 14, 2011, counsel for the plaintiffs and defendants in the Actions executed a Memorandum of Understanding (the “Memorandum”) pursuant to which (i) we provided additional disclosures recommended by the plaintiffs to supplement our proxy statement filed with the Securities and Exchange Commission, (ii) the defendants agreed to provide plaintiffs’ counsel with reasonable confirmatory discovery regarding the fairness and adequacy of the settlement and the additional disclosures, and (iii) the parties agreed to use their best efforts to execute and present to the court a formal stipulation of settlement within 45 days seeking court approval of (a) the settlement and dismissal of the Actions with prejudice, (b) the stay of all proceedings in the Actions, (c) the conditional certification of the Actions as a class action under Arizona law, (d) the release of all claims against the parties, (e) the defendants’ payment of $510,000 to the plaintiffs’ counsel for their fees and expenses, (f) the defendants’ responsibility for providing notice of the settlement to members of the class, and (g) the dismissal of the Delaware actions following the court’s final approval of the settlement. While the defendants deny that they have committed any violations of law or breaches of duties to the plaintiffs, the class or anyone else, and believe that their disclosures in the proxy statement regarding the merger were appropriate and adequate under applicable law, the defendants entered into the settlement solely to eliminate the uncertainty, distraction, burden and expense of further litigation and to lessen the risk of any delay of the closing of the merger as a result of the litigation. The defendants have agreed that the payment to the plaintiffs’ counsel will be jointly funded equally by VeriFone and the carrier of Hypercom’s directors and officers liability insurance policy, while we will bear the cost of the $250,000 deductible amount under the insurance policy.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HYC.” The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the NYSE.

RANGE OF SALES PRICES

	High	Low
Year Ended 12/31/10
First Quarter	$ 4.00	$ 3.14
Second Quarter	5.15	3.78
Third Quarter	6.50	3.10
Fourth Quarter	8.99	5.87

Year Ended 12/31/09
First Quarter	$ 1.75	$ 0.89
Second Quarter	1.60	0.99
Third Quarter	3.32	1.37
Fourth Quarter	3.47	2.90

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

    As of March 7, 2011, we had approximately 108 stockholders of record of our common stock and approximately 4,370 beneficial stockholders of our common stock.

    The information under the caption “Equity Compensation Plan Information as of Fiscal Year End” in our 2011 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end, is incorporated by reference into this Item 5.

Item 6. Selected Financial Data

    The following table contains selected consolidated financial data for the five years ended December 31, 2010, derived from our audited consolidated financial statements. Certain amounts in the prior-year financial statements have been reclassified to conform to the current year presentation. The selected financial data should be read in conjunction with our consolidated financial statements, related notes and the section of this Annual Report on Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Historical consolidated financial data may not be indicative of our future performance.

	Years Ended December 31,
(Amounts in thousands, except per share data)	2010		2009	2008		2007 (c)	2006
Statements of Operations
Data:
Net revenue	$468,449		$406,903	$434,242		$289,527	$248,565
Costs of revenue	313,422		278,469	310,433		214,848	159,540
Gross profit	155,027		128,434	123,809		74,679	89,025
Gross profit percentage	33.1%		31.6%	28.5%		25.8%	35.8%
Research and development	47,128		44,486	45,901		28,753	27,706
Selling, general and
administrative	82,886		74,681	81,144		59,964	60,105
Impairment of goodwill and
intangible assets	—		—	67,798	(b)	—	—
Amortization of purchased
intangible assets	5,448		6,147	5,678		502	—
In-process research and
development	—		—	—		—	1,000	(d)
Gain on sale of assets	(1,515)	(a)	—	—		(3,796)	(2,953)	(e)
Total operating expenses	133,947		125,314	200,521		85,423	85,858
Income (loss) from operations	21,080		3,120	(76,712)		(10,744)	3,167
Income (loss) before discontinued
operations	6,448		(5,944)	(84,909)		(9,100)	4,737
Income (loss) from discontinued
operations	267		(924)	(494)		1,623	2,233
Net income (loss)	$6,715		$(6,868)	$(85,403)		$(7,477)	$6,970
Diluted income (loss) per share:
Income (loss) before discontinued
operations	$0.12		$(0.11)	$(1.59)		$(0.17)	$0.09
Income (loss) from discontinued
operations	—		(0.02)	(0.01)		0.02	0.04
Diluted income (loss) per share:	$0.12		$(0.13)	$(1.60)		$(0.15)	$0.13
Weighted average basic shares	53,974		53,526	53,321		52,927	53,248
Weighted average diluted shares	55,271		53,526	53,321		52,927	53,966

Balance Sheet Data at end of year:
Cash and equivalents	$56,946		$55,041	$35,582		$76,925	$34,190
Short-term investments	—		—	499		4,988	47,228
Working capital	79,554		60,675	46,835		119,657	141,923
Total assets	326,940		306,888	306,300		250,244	236,716
Short and long-term debt,
net of discount	60,133		56,076	48,769		—	—
Total stockholders' equity	97,058		90,896	93,788		174,499	178,931

(a)	For the year ended December 31, 2010, we recorded a gain of $1.5 million due to the sale of a majority interest in HBNet, Inc and the sale of our Swedish service and leasing business.

(b)
In December 2008, we recognized asset impairment charges totaling $67.8 million for 2008, primarily related to the write-off of goodwill and intangible assets from our acquisition of TeT on April, 1, 2008. See Note 4 to our consolidated financial statements included herein.

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

    See Note 23 to our consolidated financial statements included herein for a presentation of certain of the above information on a quarterly basis for each of the four quarters in the years ended December 31, 2010 and 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following sets forth a discussion and analysis of our financial condition and results of operations for the three years ended December 31, 2010. This discussion and analysis should be read in conjunction with our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

    There are numerous references to the impact of foreign currency translation in the discussion of our results of operations. Over the past several years, the exchange rates between the U.S. Dollar and many foreign currencies, especially the Euro, have fluctuated significantly. When stronger U.S. Dollar exchange rates of the current year are used to translate the results of operations of the subsidiaries denominated in foreign currencies, the resulting impact is a decrease in U.S. Dollars of reported results as compared with the prior period. When the U.S. Dollar weakens, the resulting impact is an increase in U.S. Dollars of reported results as compared with the prior period.

    On November 17, 2010, we announced that we entered into a definitive merger agreement under which VeriFone will acquire Hypercom in an all-stock merger.  The transaction was approved on February 24, 2011 by our stockholders but is still subject to customary regulatory approvals, and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and other customary closing conditions.  For further information, see Note 1 to our consolidated financial statements included herein.

2010 Overview of Financial Results

    The following overview highlights certain key events and factors impacting our financial performance for the year ended December 31, 2010.

    During 2010, our primary objectives were: (i) expanding our market share through focus on certain geographies and specific product lines and services; (ii) continuing our margin expansion through operational efficiencies; (iii) strengthening our liquidity; and (iv) moving to a joint development manufacturing model where we will provide hardware specifications to a third party to design, develop and manufacture certain hardware. The objectives we put in place in 2009 and that we continued during 2010 have resulted in one of the strongest financial performances in the history of our Company. We reported record revenue, our gross and operating margins improved, we are back to profitability, and we have strengthened our liquidity with strong cash flows from operations. We also made good progress in our transition to a joint development manufacturing model and expect to start delivering a limited number of new products under this model during 2011.

    Net revenue for the year ended December 31, 2010 was $468.4 million, a 15.1% increase over the year ended December 31, 2009. The primary reasons for the increase were strong demand and new customers in virtually all regions, but primarily in Southern EMEA and Asia-Pacific.

    Gross profit for the year ended December 31, 2010 was $155.0 million or 33.1% of revenue, compared to $128.4 million or 31.6% of revenue for the year ended December 31, 2009. Gross margin, net of amortization of purchased intangible assets, for the year ended December 31, 2010 includes a 35.4% product gross margin and a 26.6% service gross margin, compared to product and service gross margins of 34.9% and 24.4%, respectively, for the same period in 2009. Product gross margin remained comparable to 2009. The increase in service gross margin was primarily a result of our exiting a marginally profitable large service contract in Brazil during the third quarter of 2009.

    During 2010, we recorded net income of $6.7 million or $0.12 per share, which was a significant improvement over our 2009 results where we incurred a net loss of ($6.9) million or ($0.13) per share. The 2010 net income was principally the result of record revenue levels during the second half of 2010 due to strong demands and new customers. The loss during 2009 was primarily due to a weak first quarter that was negatively impacted by the global economic downturn and the corresponding decrease in available credit to both businesses and consumers, as well as a general retail slowdown in the Americas.

    In 2010, we incurred employee severance and related charges as a result of the following initiatives:

•	Reorganization of our service businesses in Australia and Brazil;
•	Reorganization of our operations in Asia-Pacific; and
•	Reorganization of our management team in our offices in Arizona, Mexico and the Caribbean.

    As a result of these actions, we incurred charges of $2.5 million in 2010. Of the $2.5 million, $0.6 million was recorded in costs of revenue and $1.9 million was recorded in operating expenses.

2011 Outlook

    On November 17, 2010, we entered into a definitive merger agreement with VeriFone pursuant to which VeriFone will acquire Hypercom in an all-stock merger.  The merger was approved by our stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and customary closing conditions.  Upon the consummation of the merger, each share of our common stock issued and outstanding immediately prior to the merger will be converted into 0.23 of a share of VeriFone common stock.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to bad debts, product returns, long-term contracts, inventories, goodwill and other intangible assets, income taxes, financing operations, foreign currency, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    We generally recognize product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. We recognize service revenue as services are provided and collection of invoiced amounts is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenue from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of scheduled substantive performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” We accrue for warranty costs, sales returns and other allowances at the time revenue is recognized.

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

    We present revenue net of sales taxes and value-added taxes in our consolidated statement of operations.

Sales-Type Leases

    Certain product sales made under lease arrangement are recorded as sales-type lease. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenue consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in our sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income includes interest and is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income using the effective interest method.

Stock-Based Compensation

We recognize compensation expense over the requisite service period for the fair value of stock options and related awards. For stock options with graded vesting terms, we recognize compensation cost over the requisite service period using the accelerated method. The fair value of our stock-based awards is estimated at the date of grant using key assumptions such as future stock price volatility, expected terms, risk-free interest rates and the expected dividend yield. In addition, we estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.

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

    In addition, we accounted for costs of exit activities and involuntary employee termination benefits associated with our 2008 acquisition of TeT in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, and those costs had no future economic benefit to us and were incurred as a direct result of the exit plan.

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

Goodwill

    Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment assessment at least annually and more frequently under certain circumstances.  The Company performs its annually required impairment assessment on its December 31 goodwill balance. If the Company determines through the impairment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

    The Company assesses the potential impairment of long-lived assets, other than goodwill, when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.   There can be no assurance that future long-lived asset impairment tests will not result in a charge to earnings.

Brazilian Building Sale

    In connection with the sale of real property in Brazil, we will continue to defer the gain related to the sale until we no longer have continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due is reasonably assured either by collection of the majority of the receivable or our determination that the amounts due are not subject to future subordination from a bank or other lender.

Impact of Recently Issued Accounting Pronouncements

    See Note 2 to the consolidated financial statements included herein for a discussion of recent accounting pronouncements.

Comparison of Years Ended December 31, 2010 and 2009

		% of		% of	Dollar
	2010	Revenue	2009	Revenue	Change
(Dollars in thousands, except share data)
Net revenue:
Product	$362,859	77.5%	$303,999	74.7%	$58,860
Service	105,590	22.5%	102,904	25.3%	2,686
Total net revenue	468,449	100.0%	406,903	100.0%	61,546
Costs of revenue:
Product	234,548	50.1%	197,763	48.6%	36,785
Service	77,475	16.5%	77,815	19.1%	(340)
Amortization of purchased intangible assets	1,399	0.3%	2,891	0.7%	(1,492)
Total costs of revenue	313,422	66.9%	278,469	68.4%	34,953
Gross profit:
Product	128,311	27.4%	106,236	26.1%	22,075
Service	28,115	6.0%	25,089	6.2%	3,026
Amortization of purchased intangible assets	(1,399)	-0.3%	(2,891)	-0.7%	1,492
Total gross profit	155,027	33.1%	128,434	31.6%	26,593
Operating expenses:
Research and development	47,128	10.1%	44,486	10.9%	2,642
Selling, general and administrative	82,886	17.7%	74,681	18.4%	8,205
Amortization of purchased intangible assets	5,448	1.2%	6,147	0.0%	(699)
Gain on sale of assets	(1,515)	-0.3%	—	1.5%	(1,515)
Total operating expenses	133,947	28.6%	125,314	30.8%	8,633
Operating income	21,080	4.5%	3,120	0.8%	17,960
Interest income	320	0.1%	296	0.1%	24
Interest expense	(12,503)	-2.7%	(10,990)	-2.7%	(1,513)
Foreign currency (loss) income	(413)	-0.1%	411	0.1%	(824)
Other income	519	0.1%	390	0.1%	129
Non-operating expenses, net	(12,077)	-2.6%	(9,893)	-2.4%	(2,184)
Income (loss) before income taxes and
discontinued operations	9,003	1.9%	(6,773)	-1.7%	15,776
Income tax benefit (provision)	(2,555)	-0.5%	829	0.2%	(3,384)
Income (loss) before discontinued operations	6,448	1.4%	(5,944)	-1.5%	12,392
Income (loss) from discontinued operations	267	0.1%	(924)	-0.2%	1,191
Net income (loss)	$6,715	1.4%	$(6,868)	-1.7%	$13,583

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.12		$(0.11)
Income (loss) from discontinued operations	—		(0.02)
Basic and diluted income (loss) per share	$0.12		$(0.13)

Net Revenue

    Net revenue increased approximately $61.5 million or 15.1% in 2010 compared to 2009. The increase was comprised of $58.9 million or 19.4% in product revenue, and $2.7 million or 2.6% in net service revenue.

    The $58.9 million increase in products revenues during 2010 is principally the result of increased product demand across all of our geographic segments. The increase was driven primarily by growth of $28.7 million in SEMEA, $14.3 million in Asia-Pacific, and $7.5 million in NEMEA.

    The $2.7 million increase in service revenue during 2010 was due primarily due to stronger demand and new customer contracts in Australia where service sales increased by $6.0 million. This increase was partially offset by $4.1 million in fewer services revenue due to our exiting a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009.

    In the fourth quarter of 2010, we were notified by a significant customer in Australia that it would not renew its service contract which is expected to end during the first quarter of 2011. This customer accounted for approximately $10.0 million dollars of total service revenue for the year ended December 31, 2010.

Costs of Revenue and Gross Profit

    Costs of revenue include the costs of raw materials, manufacturing and service labor, overhead and subcontracted manufacturing costs, telecommunication costs, and inventory valuation provisions. Costs of revenue also include amortization of certain intangible assets. Total gross profit as a percent of revenue increased to 33.1% during 2010 from 31.6% during 2009.

Product Gross Profit

    Product gross profit excluding amortization was 35.4% in 2010 compared to 34.9% in 2009. The slight product gross profit increase was principally due to continued cost reductions gained from our third party contract manufacturers, partially offset by increases in sales of lower margin product in regions such as Southeast Asia and Brazil.

Service Gross Profit

    Service gross profit excluding amortization was 26.6% in 2010 compared to 24.4% in 2009. The increase in the gross profit percentage from 2009 to 2010 was principally due to the decision to exit a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009 and improved software margins in Northern Europe, partially offset by a $1.0 million extended warranty sale to a third party that did not reoccur during 2010.

Amortization of Purchased Intangibles

    The amortization of purchased intangibles included in cost of revenue decreased $1.5 million due to certain intangible assets becoming fully amortized during 2010 and lower exchange rates.

Operating Expenses

    Research and development — Research and development expenses as a percent of revenue were 10.1% in 2010 compared to 10.9% in 2009.  Research and development expenses consist mainly of software and hardware engineering costs and the cost of development personnel. Research and development expenses increased approximately $2.6 million or 5.9% in 2010 compared to 2009, primarily due to more development work related to our new generation of products that will begin to be sold in 2011.

    Selling, general and administrative — Selling, general and administrative expenses as a percentage of revenue were 17.7% for 2010 and 18.4% for 2009. Sales and marketing expenses, administrative personnel costs, and facilities operations are the primary components of selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $8.2 million or 11.0% in 2010 as compared to 2009. The increase was primarily due to $2.1 million of professional fees related to the VeriFone acquisition and $2.0 million of increased legal fees related to our defense and settlement of certain legal claims. Stock-based compensation expense also increased by $2.2 million primarily due to the accelerated vesting of certain awards granted to employees who were terminated. In addition, the provision for doubtful accounts increased by $1.2 million.

    Impairment of goodwill and intangible assets — Our annual goodwill impairment tests at December 31, 2010 and 2009 indicated no impairment.

    Amortization of purchased intangibles — Amortization of purchased intangibles expense decreased approximately $0.7 million or 11.4% in 2010, as compared to 2009, primarily related to lower exchange rates.

Interest expense

    We incurred interest expense of $12.5 million in 2010 compared to $11.0 million in 2009. Interest expense includes amortization of the fair value of warrants that were accounted for as a debt discount, resulting in additional interest expense of $6.9 million in 2010 and $6.7 million in 2009. In 2010, we made early repayments totaling $8.0 million of our debt to Francisco Partners and, as a result, we incurred additional non-cash interest expense of $1.0 million in 2010.

Income tax benefit (provision)

    Federal, state and foreign taxes resulted in a provision of $2.6 million in 2010 compared to a benefit of $0.8 million in 2009. The income tax provision for 2010 was primarily related to tax on foreign operations of $4.1 million offset by a release of $1.5 million of tax and interest related to the expiration of the statue of limitations on certain tax benefits in certain foreign tax jurisdictions.

    During 2010, we continued to provide a valuation allowance on substantially all of our deferred tax assets. That valuation allowance is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. become sustainable at a level that meets the recoverability requirements of the accounting standards.

Comparison of Years Ended December 31, 2009 and 2008

		% of		% of	Dollar
	2009	Revenue	2008	Revenue	Change
(Dollars in thousands, except share data)
Net revenue:
Product	$303,999	74.7%	$320,692	73.9%	$(16,693)
Service	102,904	25.3%	113,550	26.1%	(10,646)
Total net revenue	406,903	100.0%	434,242	100.0%	(27,339)
Costs of revenue:
Product	197,763	48.6%	219,575	68.5%	(21,812)
Service	77,815	19.1%	87,783	77.3%	(9,968)
Amortization of purchased intangible assets	2,891	0.7%	3,075	0.7%	(184)
Total costs of revenue	278,469	68.4%	310,433	71.5%	(31,964)
Gross profit:
Product	106,236	26.1%	101,117	31.5%	5,119
Service	25,089	6.2%	25,767	22.7%	(678)
Amortization of purchased intangible assets	(2,891)	-0.7%	(3,075)	-0.7%	184
Total gross profit	128,434	31.6%	123,809	28.5%	4,625
Operating expenses:
Research and development	44,486	10.9%	45,901	10.6%	(1,415)
Selling, general and administrative	74,681	18.4%	81,144	18.7%	(6,463)
Amortization of purchased intangible assets	6,147	1.5%	67,798	1.3%	469
Gain on sale of assets	—	0.0%	5,678	15.6%	(67,798)
Total operating expenses	125,314	30.8%	200,521	46.2%	(75,207)
Operating income (loss)	3,120	0.8%	(76,712)	-17.7%	79,832
Interest income	296	0.1%	1,466	0.3%	(1,170)
Interest expense	(10,990)	-2.7%	(6,822)	-1.6%	(4,168)
Foreign currency loss (income)	411	0.1%	(1,821)	-0.4%	2,232
Other income	390	0.1%	191	0.0%	199
Non-operating expenses, net	(9,893)	-2.4%	(6,986)	-1.6%	(2,907)
Loss before income taxes and
discontinued operations	(6,773)	-1.7%	(83,698)	-19.3%	76,925
Income tax benefit (provision)	829	0.2%	(1,211)	-0.3%	2,040
Loss before discontinued operations	(5,944)	-1.5%	(84,909)	-19.6%	78,965
Loss from discontinued operations	(924)	-0.2%	(494)	-0.1%	(430)
Net loss	$(6,868)	-1.7%	$(85,403)	-19.7%	$78,535

Basic and diluted loss per share:
Loss before discontinued operations	$(0.11)		$(1.59)
Loss from discontinued operations	(0.02)		(0.01)
Basic and diluted loss per share	$(0.13)		$(1.60)

Net Revenue

    Net revenue decreased approximately $27.3 million or 6.3% in 2009 compared to 2008. This decrease was comprised of $16.7 million or 5.2% in product revenue, and $10.6 million or 9.4% in service revenue.

    The $16.7 million decrease in product revenue during 2010 was principally the result of decreases in countertop and PIN pad products in the Americas and Asia-Pacific. Countertop revenue in North America decreased $18.1 million as a result of the retail slowdown in the U.S. and weak global economic environment. Also, countertop revenue in Asia-Pacific decreased $3.7 million due to the global recession. These reductions were partially offset by an increase of $5.7 million of new product revenue related to our decision in 2009 to begin selling products into the Brazilian market, and by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

    The $10.6 million decrease in service revenue during 2009 was primarily due to our exiting a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009. This reduction was partially offset by incremental revenue from the acquisition of TeT, which was not included in our results for the first quarter of 2008.

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

Product Gross Profit

    Product gross profit excluding amortization was 34.9% in 2009 compared to 31.5% in 2008. The product gross profit increase was principally due to higher gross margins on TeT product sales, changes in product mix for countertop, mobile, and multilane products, as well as cost reductions gained from our third party contract manufacturers. In addition, gross profit in 2008 was negatively impacted by costs associated with the shut down of our China manufacturing plant totaling approximately $2.5 million and additional liabilities recorded of approximately $4.2 million primarily related to excess components at our third-party contract manufacturers.

Service Gross Profit

    Service gross profit excluding amortization was 24.4% in 2009 compared to 22.7% in 2008. The increase in the gross profit percentage from 2008 to 2009 was principally due to the decision to exit a marginally profitable service contract with a large customer in Brazil during the third quarter of 2009 combined with a $1.0 million extended warranty sale to a third party that met the criteria of revenue. This was partially offset by $1.3 million of restructuring charges incurred in Brazil and Australia.

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

    Selling, general and administrative — Selling, general and administrative expenses as a percentage of revenue were 18.4% for 2009 and 18.7% for 2008. Sales and marketing expenses, administrative personnel costs, and facilities operations are the primary components of selling, general and administrative expenses. Selling, general and administrative expense decreased approximately $6.5 million or 8% in 2009 compared to 2008. The decrease was primarily due to lower integration costs from the TeT acquisition, including reductions of $2.0 million in professional fees and $1.5 million of legal expenses. In addition as part of our continued effort to reduce costs there were reductions of $1.5 million in travel and entertainment expenses and $0.7 million in marketing expenses. Stock-based compensation expense decreased by $1.5 million primarily the result of lower fair value of new grants due to the decrease in our share price. Also, due to lower revenue in 2009 as compared to 2008, commission expense decreased by $1.9 million. These items were offset by a $2.0 million increase in bonus expense and $1.1 million of depreciation expense related to development expenses for internal use software as a result of our integration of TeT.

    Impairment of goodwill and intangible assets — During the fourth quarter of 2008, we concluded that the economic environment and the significant decline in our share price compared to our net book value represented significant adverse events, and therefore, we evaluated our goodwill and long-lived assets for impairment as of December 31, 2008.  Our evaluation of goodwill and long-lived assets resulted in the recognition of asset impairment charges totaling $67.8 million for 2008, primarily related to our acquisition of TeT on April, 1, 2008.

    We performed our annual goodwill impairment test during the fourth quarter of 2009 and determined that there was no impairment needed as of December 31, 2009.

    Amortization of purchased intangibles — Amortization of purchased intangibles expense decreased approximately $0.2 million or 6.0% in 2009 compared to 2008, primarily related to lower exchange rates.

Interest income and interest expense

    We recognized $0.3 million in interest income in 2009 compared to $1.5 million in 2008. This decrease was principally attributable to lower average cash, cash equivalent, and short-term investment balances in 2009 compared to 2008 due to the acquisition of TeT.

    We incurred interest expense of $11.0 million in 2009 compared to $6.8 million in 2008. The increase in interest expense is primarily due to the acquisition financing of TeT that occurred on April 1, 2008.  Interest expense includes amortization of the fair value of warrants that were accounted for as a debt discount, resulting in additional interest expense of $6.7 million in 2009 and $4.6 million in 2008. In December 2009, we made an early repayment of $3.0 million of our debt to Francisco Partners and, as a result, we incurred additional non-cash interest expense of $0.5 million in the fourth quarter of 2010.

Income tax benefit

    Federal, state and foreign taxes resulted in a benefit of $0.8 million in 2009 compared to a benefit of $1.2 million in 2008. The income tax benefit for 2009 was primarily related to a $2.7 million reversal of a deferred tax liability in the United Kingdom, offset by $1.7 million of income taxes, interest and penalties related to uncertain tax positions in other foreign tax jurisdictions.

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

Segment and Geographic Information

    Our product revenue primarily relates to the sale of terminals, peripheral devices, and transaction networking devices. Our service revenue is comprised of asset management services, trusted transaction services and payment solutions, as described in Part I to this Annual Report on Form 10-K. No other type of revenue exceeded 10% of our consolidated net revenue in 2010, 2009 or 2008.

		% of		% of		% of
(Dollars in thousands)	2010	Revenue	2009	Revenue	2008	Revenue
Net revenue:
Americas	$126,015	26.9%	$123,746	30.4%	$160,038	36.9%
NEMEA	110,225	23.5%	102,492	25.2%	90,104	20.7%
SEMEA	161,844	34.5%	131,505	32.3%	133,210	30.7%
Asia-Pacific	70,365	15.0%	49,160	12.1%	50,890	11.7%
Total net revenue	$468,449	100.0%	$406,903	100.0%	$434,242	100.0%

		% of		% of		% of
	2010	Revenue	2009	Revenue	2008	Revenue
Operating Income (Loss):
Americas	$24,955	5.3%	$21,130	5.2%	$16,278	3.7%
NEMEA	28,411	6.1%	19,267	4.7%	(6,060)	-1.4%
SEMEA	37,241	7.9%	24,676	6.1%	(8,490)	-2.0%
Asia-Pacific	14,341	3.1%	9,049	2.2%	4,368	1.0%
Shared Cost Center	(83,868)	-17.9%	(71,002)	-17.4%	(82,808)	-19.1%
Total operating income (loss)	$21,080	4.5%	$3,120	0.8%	$(76,712)	-17.7%

 Comparison of Years Ended December 31, 2010 and 2009

    Net revenue for the Americas was $126.0 million in 2010 compared to $123.7 million in 2009. The $2.3 million increase in net revenue was principally due to the increase of $3.6 million of countertop and $3.3 million of mobiles sales in Mexico and the Caribbean due to overall stronger demand in the region. There were also increases of $4.4 million in countertop, $3.2 million in mobile sales and $2.5 million in PIN pad products in North America as a result of overall stronger demand. This increase was partially offset by $9.2 million of lower multilane sales due to a large contract in 2009 that did not produce revenue in 2010. The increase in the Americas was also attributable to a $4.6 million increase of new product sales in Brazil, partially offset by a $4.1 million reduction of service sales primarily due to our exiting a marginally profitable service contract with a large customer.

    Net revenue for NEMEA was $110.2 million in 2010 compared to $102.5 million in 2009. The $7.7 million increase in net revenue was principally due to increases of $4.9 million in unattended products and $2.7 million in mobile products in Scandinavia as a result of stronger demand.

    Net revenue for SEMEA was $161.8 million in 2010 compared to $131.5 million in 2009. The $30.3 million increase in net revenue was principally due to increases of approximately $6.0 million in countertop, $4.0 million in mobile and $2.0 million of PIN pad products in Eastern Europe as a result of new customers and strong demand in the region. There were also increases of $3.9 million in unattended products, $2.7 million in countertop and $2.9 million of mobile products in the United Kingdom, also as a result of stronger demand and new customers. France also had an increase of $5.0 million in net revenue of mostly countertop products.

    Net revenue for Asia-Pacific was $70.4 million in 2010 compared to $49.2 million in 2009. The $21.2 million increase in net revenue was principally due to increases of $6.6 million of countertop products in Asia, by $6.0 million in service revenue and $3.1 million of mobile sales in Australia due to a new customer contract signed in 2009, and stronger demand.

Operating Income

    Operating income for the Americas was $25.0 million in 2010 compared to $21.1 million in 2009. The $3.9 million increase was primarily due to higher revenue with consistent gross margins as compared to 2009.

    Operating income for NEMEA was $28.4 million in 2010 compared to $19.3 million in 2009. The $9.1 million increase was primarily due to higher revenue with consistent gross margins as compared to 2009.

    Operating income for SEMEA was $37.2 million in 2010 compared to $24.7 million in 2009. The $12.5 million increase was primarily due to higher revenue with consistent gross margins as compared to 2009.

    Operating income for Asia-Pacific was $14.3 million in 2010 compared to $9.1 million in 2009. The $5.2 million increase was primarily due to higher revenue with consistent gross margins as compared to 2009.

   Shared cost center expenses were $83.9 million in 2010 compared to $71.0 million in 2009. The $12.9 million increase was primarily due to a $3.4 million increase in R&D expenses principally as a result of the development of our new generation of products, $2.2 million of professional fees related to the VeriFone acquisition and $2.0 million of increased legal expenses related to various litigation matters.  Stock-based compensation expense increased by $2.4 million primarily due to revaluation of compensation expense related to accelerated vesting of awards granted to certain terminated employees.  These increases were partially offset by a $0.7 million gain on sale of a majority interest in HBNet and a $0.9 million gain on the sale of our Swedish lease and service business.

Comparison of Years Ended December 31, 2009 and 2008

Net Revenue

    Net revenue for the Americas decreased in 2009 compared to 2008, principally as a result of declines in countertop and PIN pad products in North America, and decreases in service revenue in Brazil.  Offsetting these decreases were increases of new products revenue related to our decision in 2009 to resume the sale of products in Brazil. NEMEA and SEMEA net revenue increased due to the acquisition of TeT during 2008, while net revenue in Asia-Pacific remained consistent over the two-year period.

Operating Income

    The Americas operating income increased in 2009 compared to 2008, principally as a result of a write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009.

    Operating income for NEMEA was $19.3 million in 2009 compared to a loss of $6.1 million in 2008. The $25.3 million increase was primarily due to a $24.4 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009. Also, 2009 benefited from an $8.7 million increase in revenue in 2009, as well as incremental operating income not included in the first quarter of 2008 related to our TeT acquisition, partially offset by lower foreign exchange rates.

    Operating income for SEMEA was $24.7 million in 2009 compared to a loss of $8.5 million in 2008. The $33.2 million improvement was primarily due to a $32.4 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009. Also, 2009 benefited from incremental operating income not included in the first quarter of 2008 related to our TeT acquisition, partially offset by lower foreign exchange rates.

    Operating income for Asia-Pacific was $9.1 million in 2009 compared to $4.4 million in 2008. The $4.7 million increase is primarily due to a $4.5 million write-down of goodwill and intangible assets in 2008, whereas no write-down was required in 2009.

    Shared cost center expenses decreased in 2009 compared to 2008, principally as a result of lower integration costs from the TeT acquisition, including reductions of $2.0 million in professional fees and $1.5 million of legal expenses.  In addition, as part of our continued effort to reduce costs in 2009 there were reductions of $0.7 million in global marketing expenses and $2.2 million of lower global research and development professional expenses.  Stock-based compensation expense decreased by $1.5 million, primarily due to lower fair value associated with stock options granted in 2009.

Liquidity and Capital Resources

    We have historically financed our operations primarily through cash generated from operations and occasionally from borrowings under a line of credit or other debt facilities. During 2010, our primary source of cash was cash generated by our operating activities. Our ability to service our long-term debt, to remain in compliance with the various restrictions and covenants contained in our debt agreements, and to fund working capital, capital expenditures and business development efforts, will depend on our ability to generate cash from operating activities, which in turn is subject to, among other things, future operating performance, as well as general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.  We have available to us, upon compliance with certain conditions, a revolving credit facility, less any letters of credit outstanding under the sub-line of the revolving credit facility. Availability under our revolving credit facility for cash and outstanding letters of credit was $16.1 million as of December 31, 2010, after deducting outstanding letters of credit of $3.1 million under this revolving line of credit at December 31, 2010.  The revolving credit facility expires on January 14, 2012.

Cash flows from operating activities

    Cash flow from operating activities was $20.0 million for the year ended December 31, 2010. Cash provided by operations before changes in working capital amounted to $48.8 million for the year ended December 31, 2010 and consisted of $6.7 million of net income and $42.1 million of non-cash items consisting primarily of depreciation and amortization, stock-based compensation expense, non-cash interest, excess and obsolete inventory and warranty expenses.

    Changes in working capital resulted in a $28.8 million decrease in cash and cash equivalents during the year ended December 31, 2010. The main drivers of this decrease were as follows:

    •  A $16.5 million increase in accounts receivable primarily due to our revenue growth.

    •  A $19.7 million increase in inventory primarily due to anticipated sales growth.

    The decrease was partially offset by:

    •  A $5.7 million increase in deferred revenue primarily as a result of an increase in revenue deferred for customers’ prepayments and required deferrals of revenue.

Cash flows used in investing activities

    Cash flows used in investing activities of $12.4 million consist principally of capital expenditures for property, plant and equipment of $10.2 million and $4.6 million for software development costs capitalized.

    The capital expenditures were principally for upgrades to computer software and hardware related to the TeT acquisition, manufacturing tools and equipment related to new product launches and our move to contract manufacturing, and expenditures related to outfitting the new corporate headquarters. Depending on the global economic environment, we intend to spend approximately $13.0 million to $15.0 million over the next 12 months for capital expenditures related to computer software to further integrate the TeT product line and for manufacturing tools and equipment for new product launches.

Cash flows from financing activities

    Cash flows used in financing activities of $4.7 million consist of $8.0 million in payments made to Francisco Partners for partial, early extinguishment of the debt financing related to the TeT acquisition, offset by $3.5 million of proceeds from issuance of common stock.

Projected liquidity and capital resources

    At December 31, 2010, cash and cash equivalents were $56.9 million. The amount of consolidated cash is subject to intra-month and seasonal and currency fluctuations and includes balances held by subsidiaries worldwide that are needed to fund their operations.

    On January 15, 2008, we entered into a Loan and Security Agreement (“Loan Agreement”) with Bank of America, N.A. that provides for a revolving credit facility of up to $25.0 million with the ability to borrow up to $40 million if certain conditions are met. Available borrowings under the Loan Agreement are subject to borrowing base calculations based on the value of eligible inventory and accounts receivable. The Loan Agreement includes customary covenants and certain negative covenants prohibiting the occurrence of certain types of debt, limiting capital expenditures or disposing of assets. The obligations under the revolving credit facility are secured by the inventory and accounts receivable of certain of our subsidiaries in the U.S. and the U.K. The remaining balance of our consolidated assets is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt.

    During the second quarter of 2008, we completed the acquisition of TeT for approximately $150.5 million.  To fund the acquisition, on February 13, 2008, we entered into a credit agreement (the “Credit Agreement”) with Francisco Partners. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at our election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded by an affiliate of Francisco Partners, FP Hypercom Holdco, LLC (the “Lender”). All amounts outstanding under the Credit Agreement are due March 31, 2012.

    On February 10, 2010, the Loan Agreement was amended to allow us to enter into a transaction between our former subsidiary, HBNet, and The McDonnell Group, as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at our option, at either: (i) LIBOR plus 200 or 250 basis points; or (ii) the bank’s prime rate plus 50 or 75 basis points depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation. On December 30, 2010, the Loan Agreement was amended whereby all amounts outstanding are now due on January 14, 2012.  In addition, the revolving credit facility under the Loan Agreement is set at a maximum of up to $25.0 million (previously up to $40.0 million if certain conditions were met). The forgoing description of the amendment to the Loan Agreement is qualified in its entirety by reference to the complete terms and conditions of the amendment to the Loan Agreement.

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

Contractual Obligations

    The following table summarizes our significant contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (dollars in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3 -5 Years	5 Years
Long-term debt (1)	$76,192	$—	$76,192	$—	$—
Operating leases	14,405	3,529	9,595	1,281	—
Minimum purchase obligations (2)	35,646	35,646	—	—	—
Unrecognized tax benefits (3)	47,046	3,272	—	—	43,774
	$173,289	$42,447	$85,787	$1,281	$43,774

(1)	Our long-term debt obligation includes principal and accrued interest through the maturity of the debt in 2012.
(2)
Minimum purchase obligations include all outstanding obligations to purchase goods or services from our contract manufacturers and other suppliers at December 31, 2010 including agreements that are cancelable without penalty and agreements that are enforceable and legally binding. We estimate that approximately 70% of the outstanding purchase obligations at December 31, 2010 are non-cancelable due to the customized nature of the order and the long lead time requirements.

(3)	The total amount of unrecognized tax benefits at December 31, 2010 was $47.0 million, of which $3.3 million would impact our effective tax rate were it to be recognized.

Off-Balance Sheet Arrangements

    As of December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Effect of Inflation

    Inflation has not had a significant effect on our operations for any period presented above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    At December 31, 2010, our cash equivalent investments were primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments.

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

    A substantial portion of our revenue and capital spending is transacted in either U.S. Dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. In March 2009, we suspended hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for 2011. Prior to our decision to suspend hedging in March 2009, we hedged the translation of our net investment in foreign subsidiaries in an attempt to neutralize the effect of translation gains or losses in the statement of operations. We also entered into hedge contracts to mitigate certain significant transactional exposures. Financial hedging instruments were limited by our previous policy regarding foreign currency forward or option contracts and foreign currency debt. At December 31, 2010 and 2009, we had no foreign currency forward contracts.

    We do not purchase or hold any such derivative financial instruments for the purpose of speculation or arbitrage. See “Item 1A, Risk Factors — International operations pose additional challenges and risks that if not properly managed could adversely affect our financial results ” elsewhere in this Annual Report on Form 10-K.

    At present, all of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at December 31, 2010.

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

    Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective, having been effectively designed to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported timely as specified in SEC rules and forms and is (2) accumulated and communicated to our management, including our certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over Hypercom’s financial reporting, as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, and with the participation of other management, Hypercom conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled Internal Control — Integrated Framework .

    Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

    Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hypercom Corporation

    We have audited Hypercom Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hypercom Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, Hypercom Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hypercom Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 10, 2011

Item 9B.  Other Information

    None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

    The following are our executive officers as of March 7, 2011:

Name	Age	Title	Other Business Experience since 1/1/2006
Philippe Tartavull	53	Chief Executive Officer and President (since December 2007)	Director, Hypercom Corporation (since December 2007 and April 2006 – January 2007); President and Chief Operating Officer, Hypercom Corporation; President, Oberthur Card Systems, USA

Thomas B. Sabol	52	Chief Financial Officer (since April 2009)	Chief Financial Officer, Suntron Corporation (from February 2006 – April 2009); Director, Suntron Corporation (from July 2004 – April 2009)

Scott Tsujita	47	Senior Vice President, Finance, Treasury and Investor Relations (since October 2003)

Douglas J. Reich	67	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)

    The additional information required by this item regarding our directors, audit committee and compliance with Section 16 of the Exchange Act is incorporated by reference from the information contained in our 2011 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

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

Item 11.   Executive Compensation

    Information required in response to this item is incorporated by reference to our 2011 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Information required in response to this item is incorporated by reference from our 2011 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

    Information required in response to this item is incorporated by reference from our 2011 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

Item 14.   Principal Accountant Fees and Services

    Information required in response to this item is incorporated by reference from our 2011 Annual Meeting Proxy Statement, which will be filed with the SEC within 120 days following our fiscal year end.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

a.       The following documents are filed as part of this Annual Report on Form 10-K:

(1)Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

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

(3) Exhibits
See Exhibit Index beginning on page 94 of this Annual Report on Form 10-K.

b.       See Item 15(a)(3) above.

c.       See Item 15(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

    HYPERCOM CORPORATION

    By: /s/ Philippe Tartavull
    Philippe Tartavull
    Chief Executive Officer and President

    Date: March 10, 2011

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2011.

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
Thomas Ludwig

*	Director
Ian K. Marsh

*	Director
Phillip J. Riese

*	Chairman and Director
Norman Stout

    Philippe Tartavull, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of such of the above named directors of the registrant on this 10th day of March, 2011, pursuant to the power of attorney executed by each of such directors filed as Exhibit 24.1 to this Annual Report on Form 10-K.

*By: /s/   Philippe Tartavull
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hypercom Corporation

    We have audited the accompanying consolidated balance sheets of Hypercom Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hypercom Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hypercom Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 10, 2011

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,946	$55,041
Accounts receivable, net of allowance for doubtful
accounts of $4,024 and $3,240, respectively	100,104	86,031
Current portion of net investment in sales-type leases	4,883	5,235
Inventories	43,987	29,363
Prepaid expenses and other current assets	6,577	5,345
Deferred income taxes	318	1,311
Prepaid taxes	4,036	3,510
Current portion of assets held for sale	5,778	5,241
Total current assets	222,629	191,077

Property, plant and equipment, net	23,765	24,304
Net investment in sales-type leases	7,226	5,046
Intangible assets, net	42,368	49,579
Goodwill	22,601	28,536
Other long-term assets	8,351	8,346
Total assets	$326,940	$306,888

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,750	$52,355
Accrued payroll and related expenses	14,819	16,152
Accrued sales and other taxes	5,761	8,116
Product warranty liabilities	5,946	5,444
Restructuring liabilities	2,082	8,265
Accrued other liabilities	23,525	20,677
Deferred revenue	19,066	11,559
Deferred tax liabilities	—	22
Income taxes payable	6,986	6,568
Current portion of liabilities held for sale	1,140	1,244
Total current liabilities	143,075	130,402

Deferred tax liabilities	12,544	14,902
Long term debt, net of discount	60,133	56,076
Other liabilities	14,130	14,612
Total liabilities	229,882	215,992
Commitments and contingencies (see Note 19)
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
56,048,865 and 54,622,360 shares outstanding
at December 31, 2010 and 2009, respectively	59	58
Additional paid-in capital	282,832	275,001
Accumulated deficit	(139,398)	(146,113)
Treasury stock, 3,196,353 and 3,162,248 shares (at cost) at
December 31, 2010 and 2009, respectively	(22,911)	(22,749)
Accumulated other comprehensive loss	(23,524)	(15,301)
Total stockholders' equity	97,058	90,896
Total liabilities and stockholders' equity	$326,940	$306,888

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in thousands, except share data)	2010	2009	2008
Net revenue:
Products	$362,859	$303,999	$320,692
Services	105,590	102,904	113,550
Total net revenue	468,449	406,903	434,242
Costs of revenue:
Products	234,548	197,763	219,575
Services	77,475	77,815	87,783
Amortization of purchased intangible assets	1,399	2,891	3,075
Total costs of revenue	313,422	278,469	310,433
Gross profit	155,027	128,434	123,809
Operating expenses:
Research and development	47,128	44,486	45,901
Selling, general and administrative	82,886	74,681	81,144
Amortization of purchased intangible assets	5,448	6,147	5,678
Impairment of goodwill and intangible assets	—	—	67,798
Gain on sale of assets	(1,515)	—	—
Total operating expenses	133,947	125,314	200,521
Income from operations	21,080	3,120	(76,712)
Interest income	320	296	1,466
Interest expense	(12,503)	(10,990)	(6,822)
Foreign currency gain (loss)	(413)	411	(1,821)
Other income	519	390	191
Income (loss) before income taxes and
discontinued operations	9,003	(6,773)	(83,698)
Benefit (provision) for income taxes	(2,555)	829	(1,211)
Income (loss) before discontinued operations	6,448	(5,944)	(84,909)
Income (loss) from discontinued operations	267	(924)	(494)
Net income (loss)	$6,715	$(6,868)	$(85,403)

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$0.12	$(0.11)	$(1.59)
Income (loss) from discontinued operations	—	(0.02)	(0.01)
Basic and diluted income (loss) per share	$0.12	$(0.13)	$(1.60)

Shares used in computing net income (loss) per
common share:
Basic	53,973,671	53,526,493	53,321,154
Diluted	55,270,935	53,526,493	53,321,154

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMETS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
				Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Balance	Capital	Deficit	Stock	Income (Loss)	Equity
(Dollars in thousands)
Balance as of December 31, 2007	53,167,702	$56	$251,034	$(53,842)	$(22,749)	$—	$174,499
Issuance of common stock	200,097	1	666				667
Restricted common stock issued							—
for compensation	75,000	—	—	—	—	—	—
Share-based compensation	—	—	3,413	—	—	—	3,413
Issuance of warrants			17,756				17,756
Comprehensive Loss:
Net loss	—	—	—	(85,403)	—	—	(85,403)
Other comprehensive loss:
Foreign currency translation
adjustments	—	—	—	—	—	(17,418)	(17,418)
Unfunded portion of pension							—
plan obligation	—	—	—	—	—	274	274
Total comprehensive loss							(102,547)
Balance as of December 31, 2008	53,442,799	$57	$272,869	$(139,245)	$(22,749)	$(17,144)	$93,788
Issuance of common stock	159,561	1	190	—	—	—	191
Restricted common stock issued
for compensation	1,149,000	—	—	—	—	—	—
Restricted common stock
forfeitures	(129,000)						—
Share-based compensation	—	—	1,942	—	—	—	1,942
Comprehensive Loss:
Net loss	—	—	—	(6,868)	—	—	(6,868)
Other comprehensive loss:
Foreign currency translation
adjustments	—	—	—	—	—	1,638	1,638
Unfunded portion of pension
plan obligation	—	—	—	—	—	205	205
Total comprehensive loss							(5,025)
Balance as of December 31, 2009	54,622,360	$58	$275,001	$(146,113)	$(22,749)	$(15,301)	$90,896
Issuance of common stock	845,277	1	3,496	—	—	—	3,497
Purchase of treasury stock	—	—	—	—	(162)	—	(162)
Restricted common stock issued
for compensation	637,895	—	—	—	—	—	—
Restricted common stock
forfeitures	(56,667)	—	—	—	—	—	—
Share-based compensation	—	—	4,335	—	—	—	4,335
Comprehensive Loss:
Net income	—	—	—	6,715	—	—	6,715
Other comprehensive loss:
Foreign currency translation
adjustments	—	—	—	—	—	(7,770)	(7,770)
Unfunded portion of pension
plan obligation	—	—	—	—	—	(453)	(453)
Total comprehensive loss							(1,508)
Balance as of December 31, 2010	56,048,865	$59	$282,832	$(139,398)	$(22,911)	$(23,524)	$97,058

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,715	$(6,868)	$(85,403)
Adjustments to reconcile income (loss)
to net cash provided by
operating activities:
Depreciation and amortization	10,384	10,182	9,887
Amortization of purchased intangibles	6,847	9,038	8,753
Interest conversion to debt	6,912	6,708	4,613
Amortization of debt issuance costs	128	128	96
Impairment of goodwill and intangible assets	—	—	67,798
Amortization of discount on notes payable	5,146	3,786	1,726
Amortization of discount on short-term investments	—	—	(61)
Provision (reversal) for doubtful accounts	854	(416)	(369)
Provision for excess and obsolete inventory	2,979	4,157	4,147
Provision for warranty and other product charges	6,579	4,116	2,266
Foreign currency (gains) losses	900	(2,529)	3,426
Gain on sale of real property	(1,515)	—	—
Non-cash stock-based compensation	4,335	1,942	3,484
Non-cash write-off of intangibles and other assets	(16)	1,002	458
Deferred income tax provision (benefit)	(1,387)	(5,895)	1,673
Changes in operating assets and liabilities, net	(28,818)	5,215	(254)
Net cash provided by operating activities	20,043	30,566	22,240

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,204)	(8,115)	(9,313)
Proceeds from the sale of business	1,841	—	—
Cash paid for acquisitions, net of cash acquired	(1,030)	(2,094)	(115,168)
Deposit received on pending sale of real property	1,665	—	—
Software development costs capitalized	(4,632)	(250)	(57)
Purchase of short-term investments	—	(1,376)	(37,375)
Proceeds from the sale or maturity of short-term investments	—	1,875	41,925
Net cash used in investing activities	(12,360)	(9,960)	(119,988)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	7,800	6,400
Repayment of bank notes payable	—	(7,985)	(6,835)
Repayment of long-term debt	(8,000)	(3,000)	—
Purchase of treasury stock	(162)	—	—
Debt issuance cost	—	—	(687)
Proceeds from issuance of long term debt and warrants	—	—	60,000
Proceeds from issuance of common stock	3,496	190	666
Net cash provided by (used in) financing activities	(4,666)	(3,008)	59,544

Effect of exchange rate changes on cash and cash equivalents	(1,319)	1,975	(3,246)
Net increase (decrease) in cash flow from continuing
operations	1,698	19,573	(41,450)
Net cash provided by (used in) operating activities from
discontinued operations	207	(127)	107
Cash and cash equivalents, beginning of year	55,041	35,582	76,925
Cash and cash equivalents, end of year	$56,946	$55,041	$35,582

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1. Description of Business

    Hypercom Corporation (“Hypercom” or the “Company”) is one of the largest global providers of complete electronic payment and transaction solutions and value-added services at the point-of-transaction. Hypercom designs and sells electronic transaction terminals, peripheral devices, transaction networking devices, transaction management systems, application software, and information delivery services. Additionally, Hypercom provides directly, or through qualified contractors, support and related services that complement and enhance its hardware and software products. Hypercom’s customers include large domestic and international financial institutions, electronic payment processors, large retailers, independent sales organizations (“ISOs”) and distributors as well as companies in the transportation, healthcare, pre-paid card and quick service restaurant (“QSR”) industries. Hypercom operates in one business market—electronic payment products and services.

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

On November 17, 2010, the Company entered into a definitive merger agreement with VeriFone Systems, Inc. (“VeriFone”) and Honey Acquisition Co, Inc., a direct wholly-owned subsidiary of VeriFone (“Merger Sub”), under which Hypercom will be merged with and into Merger Sub, with the Company continuing after the merger as the surviving corporation and wholly-owned subsidiary of VeriFone, pursuant to which VeriFone will acquire Hypercom in an all-stock transaction. The merger was approved by the Company’s stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and customary closing conditions. Upon the consummation of the merger, each share of our common stock issued and outstanding immediately prior to the merger will be converted into 0.23 of a share of VeriFone common stock.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Hypercom and its wholly-owned subsidiaries (collectively, the “Company” or “Hypercom”). The Company, directly or indirectly, owns 100% of the outstanding stock of all of its subsidiaries with the exception of one subsidiary in Thailand. As of December 31, 2010, the Company owned a controlling interest in the Thailand subsidiary and certain nominee shareholders owned the remaining nominal shares.  Subsequent to December 31, 2010, the shares held by the nominee shareholders were transferred to one of the Company’s subsidiaries and the Thailand subsidiary is now an indirect wholly-owned subsidiary of the Company. All of the Company’s subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make numerous estimates and assumptions that affect the accounting, recognition and disclosure of assets, liabilities, stockholders’ equity, revenue and expenses.  The accounting estimates that require management’s most significant, difficult and subjective judgments include collectability of accounts receivable; determination of inventory obsolescence; recoverability of long-lived assets and goodwill; expected product warranty costs; recognition and measurement of current and deferred income tax assets and liabilities; legal and tax contingency accruals; the recognition and measurement of contingent liabilities to the Company’s third-party contract manufacturers for component parts that the Company may not ultimately use, and restructuring reserves.  The actual results experienced by the Company may differ from management’s estimates.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Such allowance is computed based upon a specific customer account review of larger customers and balances past due as well as a general reserve against individually smaller accounts receivable balances. The Company’s assessment of its customers’ ability to pay generally includes direct contact with the customer, investigation into customers’ financial status, as well as consideration of customers’ payment history with the Company. If the Company determines, based on its assessment, that one of the Company’s customers will be unable to pay, the Company will charge off their account receivables to the allowance for doubtful accounts.   A rollforward of the activity in the allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 is as follows:

			Provision		Collections
	Balance at		(reversal)	Foreign	(write-offs) of
	Beginning of	Assumed in	for doubtful	Currency	uncollectible	Balance at
	Period	Acquisitions	accounts	Impact	amounts	End of Period
(Dollars in thousands)
Year Ended December 31, 2010:
Allowance for doubtful accounts	$3,240	—	854	(116)	46	$4,024
Year Ended December 31, 2009:
Allowance for doubtful accounts	$4,469	—	(416)	280	(1,093)	$3,240
Year Ended December 31, 2008:
Allowance for doubtful accounts	$4,034	5,046	(369)	(852)	(3,390)	$4,469

Sales-Type Leases

Certain product sales made under lease arrangements are recorded as sales-type leases. Lease contract receivables represent the total lease payments to be received reduced by lease payments already collected. Sales-type lease revenue consists of the initial sale of the product shipped and the interest and maintenance elements of the lease payments as they are earned. An allowance for estimated uncollectible sales-type lease receivables at an amount sufficient to provide adequate protection against losses in the Company’s sales-type lease portfolio is recorded. The allowance is determined principally on the basis of historical loss experience and management’s assessment of the credit quality of the sales-type lease customer base. If loss rates increase or customer credit conditions deteriorate, the allowance for uncollectible sales-type leases may need to be increased. Unearned income includes interest and is the amount by which the original sum of the lease contract receivable exceeds the fair value of the equipment sold. The interest element is amortized to lease income using the effective interest method.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, on a first-in, first-out basis. Write-downs for estimated excess and obsolete inventory are recorded on a product or part level basis based upon historical usage and expected future demand and establish a new cost basis for the respective item.

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

In 2009, the Company revised the estimated useful lives of property, plant and equipment acquired through business acquisitions to conform with its policies regarding property, plant and equipment. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.  The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment and software	1 - 5 years
Machinery and equipment	2 - 7 years
Equipment leased to customers	2 - 5 years
Furniture and fixtures	2 - 7 years

    Leasehold improvements are amortized over the shorter of the lease term or the life of the asset.

Capitalized Software Development Costs

The Company capitalizes certain internal and external expenses related to developing computer software used in the products it sells. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company considers technological feasibility to have been established for a product when all of the following conditions have been met: (a) the detail program design has been completed and it has been determined that the necessary skills, hardware, and software technology are available to produce the product; (b) the detail program design has been traced to product specifications; and (c) all high-risk development issues have been resolved through coding and testing. Upon general release to customers of the product in which the software is included, capitalization ceases, and such costs are amortized using the straight-line method over an estimated life of one to three years. The amounts capitalized and recorded in Intangible assets during the years ended December 31, 2010, 2009 and 2008, were $4.6 million, $1.1 million and $0.1 million, respectively.

Impairment of Long-Lived Assets

The Company assesses the potential impairment of long-lived assets, other than goodwill, when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in the Company’s operations is measured by comparing the carrying amount of the asset grouping to the Company’s estimate of the related total future net cash flows. If an asset carrying value is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss through a charge to operating results to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. When it is determined that the useful lives of assets are shorter than originally estimated, and there are sufficient cash flows to support the carrying value of the assets, the Company will accelerate the rate of amortization charges in order to fully amortize the assets over their new shorter useful lives. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, the Company may be required to record impairment charges for these assets.  For the years ended December 31, 2010, 2009 and 2008, long lived asset impairment charges for the intangible assets totaled zero, zero and $8.8 million, respectively. There can be no assurance that future long-lived asset impairment tests will not result in a charge to earnings.

Brazilian Building Sale

    In connection with the sale of the Brazilian building, the Company entered into a leaseback transaction with the buyer to allow for a transition of the Company’s services operations. The Company has not received the remaining payments due on the sale. Therefore, the Company will continue to defer the gain related to the sale until the Company no longer has continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of the majority of the receivable or when the Company is assured the amounts due are not subject to future subordination from a bank or other lender. See Note 6 for further discussion.

 Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company is required to perform an impairment assessment at least annually and more frequently under certain circumstances.  The Company performs its annually required impairment assessment on its December 31 goodwill balance. If the Company determines through the impairment assessment process that goodwill has been impaired, the Company will record the impairment charge in the statement of operations. For the years ended December 31, 2010, 2009 and 2008, goodwill impairment charges totaled zero, zero and $59.0 million, respectively. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Discontinued Operations

The Company analyzes its operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity can be included in discontinued operations. In addition, only components where the Company does not have significant continuing involvement with the divested operations would qualify as a discontinued operation.  Continuing involvement would include the Company continuing to exert significant influence or continue to have contractually obligated run-off operations related to the operations it is divesting.  See Note 6 and Note 10 for further discussion.

Revenue Recognition

Revenue is recognized when the following criteria are met: (a) persuasive evidence that an arrangement exists; (b) delivery of the products or services has occurred; (c) the selling price is both fixed and determinable; and (d) collectability is reasonably assured.

The Company generally recognizes product revenue, including sales to distributors and sales under sales-type leases, upon shipment of product. The Company recognizes service revenue when the services have been provided and collection is reasonably assured. Routine recurring services include terminal repairs, help-desk, on-site technician visits, deployment and the provision of supplies. Amounts received in advance of services being rendered are recorded as deferred revenue. Revenue from long-term contracts that require substantial performance of customized software and hardware over an extended period are recorded based upon the attainment of substantive scheduled performance milestones under the percentage-of-completion method. Operating lease revenue is recognized monthly over the lease term. The units leased under operating leases are included in the balance sheet under “Property, plant and equipment.” The Company accrues for warranty costs, sales returns and other allowances at the time of shipment.

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

The Company presents revenue net of sales taxes and value-added taxes in its consolidated statements of operations.

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

For components not yet billed to the Company by its third-party contract manufacturers, contingent liabilities are recorded by component based on the likelihood of the Company’s ultimate usage of the components. The Company’s reserve for such potential billings of $4.8 million is included in accrued other liabilities in the Company’s consolidated balance sheet at December 31, 2010.

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

In addition, for acquisitions prior to January 1, 2009, the Company accounts for costs to exit an activity of an acquired company and involuntary employee termination benefits associated with acquired businesses in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, and those costs have no future economic benefit to the Company and will be incurred as a direct result of the exit plan.  Any reserves established in the TeT acquisition are adjusted through goodwill.

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.4 million, $0.1 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

For subsidiaries operating outside the U.S. where the functional currency is the U.S. Dollar, monetary assets and liabilities denominated in local currency are remeasured at year-end exchange rates whereas non-monetary assets, including inventories and property, plant and equipment, are reflected at historical rates. Revenue, costs and expenses are translated at the monthly average exchange rates in effect during the year. Any gains or losses from foreign currency remeasurement are included in foreign currency gain or loss in the consolidated statements of operations.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Antidilutive securities not included in the dilutive earnings per share calculations for 2010 amounted to 14,955,114.  Due to losses in 2009 and 2008, potentially dilutive securities are not included in the calculation of dilutive loss per share as their impact would be anti-dilutive.  In those years, excluded options and warrants amounted to 15,593,654 and 15,007,528, respectively.  The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share in the respective years:

	2010	2009	2008
Shares used in basic income (loss) per share calculation
(weighted average common shares outstanding)	53,973,671	53,526,493	53,321,154
Effect of dilutive stock options and warrants	1,297,264	—	—
Shares used in diluted income (loss) per share calculation	55,270,935	53,526,493	53,321,154

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

Impact of Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”). This new guidance significantly affects the overall consolidation analysis. The Company adopted this guidance in the first quarter of fiscal 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The implementation of these amendments is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued amendments that require additional fair value disclosures.  These disclosure requirements became effective for interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. These amended standards do not significantly impact the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance to amend the accounting and reporting requirements for decreases in ownership of a subsidiary. This guidance requires that a decrease in the ownership interest of a subsidiary that does not result in a change of control be treated as an equity transaction. The guidance also expands the disclosure requirements about the deconsolidation of a subsidiary. The Company adopted this guidance in 2010 and it did not have a material impact on its financial statements.

    In December 2010, the FASB issued authoritative guidance that modifies the requirements of step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years beginning after December 15, 2010.  The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

    The purchase price consisted of the following (dollars in thousands):

Cash paid to purchase TeT shares	$120,000
Cash paid for working capital and assumed debt	23,611
Transaction costs and expenses	3,827
Working capital adjustment	3,086
Total	$150,524

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

    The purchase price allocation is as follows (dollars in thousands):

Cash	$21,865
Accounts Receivable	39,072
Inventory	9,023
Property, plant and equipment	5,679
Other assets	13,191
Amortizable intangible assets:
Customer relationships	66,350
Unpatented technology	5,688
Trademarks, trade names	2,127
Total assets	162,995
Deferred revenue	(6,904)
Other current liabilities	(62,035)
Net deferred tax liabilities	(20,634)
Non current liabilities	(2,916)
Total liabilities	(92,489)
Fair value of tangible and intangible assets acquired, net of liabilities assumed	70,506
Goodwill	80,018
Total purchase price	$150,524

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

Of the total $74.2 million of intangible assets, $62.7 million was reported in NEMEA and $11.5 million in SEMEA. Intangible assets in these business segments are subject to translation adjustment for currency changes.

Goodwill.  Of the total purchase price, approximately $80.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.  See Note 4 for a discussion of impairment charges related to the Company’s goodwill and intangible assets.

    The following represents the actual results of operations for the year ended December 31, 2010, 2009 and proforma results for 2008 which and gives effect to the acquisition of TeT as if the acquisition was consummated at the beginning of fiscal year 2008. The unaudited pro forma results of operations for 2008 are not necessarily indicative of what would have occurred had the acquisition been made as of the beginning of the period or of the results that may occur in the future. Net loss includes additional interest expense of $2.4 million and amortization of intangible assets related to the acquisition of $2.8 million for the first quarter of 2008 (dollars in thousands, except for per share data):

	2010	2009	2008
Total net revenue	$468,449	$406,903	$477,386
Net income (loss)	$6,715	$(6,868)	$(94,063)
Net income(loss) per share -- basic and diluted	$0.12	$(0.13)	$(1.76)

Sale of Majority Interest in HBNet, Inc.

    On February 17, 2010, the Company and The McDonnell Group formed a new venture, Phoenix Managed Networks, LLC (“PMN”), which equips payment processors, banks and retailers worldwide with highly reliable and cost-effective data communications services for transaction-based applications. In this transaction, an affiliate of The McDonnell Group contributed $1.0 million to PMN in consideration for which it received preferred membership interests in PMN representing 60% of PMN’s outstanding preferred interests. At the same time, the Company’s wholly-owned subsidiary, Hypercom U.S.A., Inc. (“HYC USA”), contributed certain assets, including all of the outstanding membership interests of HYC USA’s wholly-owned subsidiary, HBNet, Inc. (“HBNet”), to PMN in consideration for which HYC USA received preferred membership interests in PMN representing the remaining 40% of PMN’s outstanding preferred interests and $1.0 million in cash. For accounting purposes, the Company treated this transaction as a sale of 60% of its interest in HBNet to The McDonnell Group in exchange for $1.0 million, and a contribution of its other 40% interest in HBNet to PMN in exchange for a 40% interest in PMN. As a result, the Company recorded a gain of $0.7 million during the year ended December 31, 2010 from the sale of the 60% interest in HBNet. The excess of the cash received over the gain recorded ($0.3 million) was applied to reduce the net book value of the Company’s remaining investment in HBNet to $0.2 million, which was then exchanged for the Company’s 40% equity investment in PMN. The investment in PMN is included in other long-term assets in the Company’s consolidated balance sheet as of December 31, 2010, and is accounted for under the equity method of accounting.

4. Intangible Assets and Goodwill

Intangible assets consist of the following at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$7,159	$(2,626)	$4,533	$3,327	$(1,874)	$1,453
Customer and supplier relationships	52,386	(17,114)	35,272	56,692	(11,875)	44,817
Unpatented technology	2,840	(2,840)	—	3,078	(2,694)	384
Trademarks, trade names	3,527	(1,776)	1,751	3,636	(1,687)	1,949
Service know-how	1,330	(521)	809	1,330	(388)	942
Other	149	(146)	3	150	(116)	34
	$67,391	$(25,023)	$42,368	$68,213	$(18,634)	$49,579

Amortization of these intangibles is provided on the straight-line method over their estimated useful lives:

Capitalized software	8 months - 3 years
Customer relationships	4 - 10 years
Unpatented technology	2 - 10 years
Trademarks, trade names	2 - 10 years
Service know - how	10 years
Other	2 - 5 years

    In 2008, the Company determined that $8.8 million of intangible assets were impaired. Of the total write-down, $2.4 million was related to the Company’s 2006 acquisition of TPI and $6.4 million from its 2008 acquisition of TeT. The Company performed the impairment test for these assets primarily due to the decline in its stock price that caused its book value to exceed its market capitalization, which was an indication that these assets may not be recoverable. The primary reason for these impairment charges relates to economic conditions and ongoing operations, which has caused the Company to reduce its estimates of projected cash flows.

Amortization expense related to intangible assets used in continuing operations was $7.6 million, $9.7 million and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Based on the intangible assets recorded at December 31, 2010, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for each period, is expected to be as follows: $7.0 million for 2011, $7.3 million for 2012, $6.4 million for 2013, $6.4 million for 2014 and $6.2 in 2015.

Activity related to goodwill consisted of the following at December 31, 2010 and December 31, 2009 (dollars in thousands):

	December 31,	December 31,
	2010	2009
Balance, beginning of year	$28,536	$26,715
Additions related to acquisitions	—	1,108
Deferred tax asset adjustment	1,163	—
Reversal of TeT severance to Goodwill	(4,725)	—
Currency translation adjustment	(2,373)	713
Balance, end of year	$22,601	$28,536

The goodwill adjustment was due to a reduction of the severance and other termination benefits that were initially accrued in connection with the Company’s acquisition of TeT in 2008.

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

The evaluation of goodwill resulted in the recognition of asset impairment charges totaling $59.0 million for 2008, primarily related to the assets acquired in the TeT acquisition on April 1, 2008. Of the total amount, $4.0 million related to the 2006 acquisition of TPI, $4.5 million related the 2007 acquisition of ACG and, $50.5 million related to the 2008 acquisition of TeT. The primary reason for these impairment charges relates to the economic recession, which has caused the Company to reduce its estimates for projected cash flows, has reduced overall industry valuations, and caused an increase in discount rates in the credit and equity markets.

Of the total $67.8 million impairment of goodwill and intangible assets, $6.4 million was reported in the Americas, $4.5 million in Asia-Pacific, $24.4 million in NEMEA, and $32.5 million in SEMEA.

The Company completed its annual goodwill impairment test as of December 31, 2010 and 2009 and concluded no impairment charge was required.

5. Restructuring and Other Charges

2010 Restructuring

    In 2010, we incurred employee severance and related charges as a result of the following initiatives:

•	Reorganization of our service businesses in Australia and Brazil;
•	Reorganization of our operations in Asia-Pacific; and
•	Reorganization of our management team in our offices in Arizona, Mexico and the Caribbean.

    The following table summarizes these charges and activities during the year ended December 31, 2010 (dollars in thousands):

	Balance at			Balance at
	December 31,		Cash	December 31,
	2009	Additions	Payments	2010
Severance and other termination
benefits	$1,010	$2,458	$(1,915)	$1,553
Total	$1,010	$2,458	$(1,915)	$1,553

As a result of these actions, the Company incurred charges of $2.5 million in 2010. Of the $2.5 million, $0.6 million was recorded in costs of revenue and $1.9 million was recorded in operating expenses. Of the $2.5 million, $0.8 million was recorded in the Americas, $1.0 million in SEMEA, $0.5 million in Asia-Pacific, and $0.2 million in Shared Cost Centers.

    The Company expects to pay the accrued severance and benefits related charges in 2011. The amounts recorded and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of TeT and began formulating a restructuring plan.  At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million. The balance at December 31, 2010 was $0.5 million.

    Activities of the restructuring balance related to the TeT acquisition are as follows (dollars in thousands):

	Balance at	Reversal of TeT		Currency	Balance at
	December 31,	Severance to	Cash	Translation	December 31,
	2009	Goodwill	Payments	Adjustment	2010
Severance and other termination
benefits	$7,255	$(4,725)	$(2,236)	$(235)	$529
Total	$7,255	$(4,725)	$(2,236)	$(235)	$529

Based on the Company’s current negotiations with workers councils in Europe, the Company expects the remaining amounts accrued to be paid in 2011. The amounts recorded are subject to change based on further negotiation of severance amounts to be paid.

2009 Business Restructuring

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

2008 Business Restructuring

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

6. Discontinued Operations and Assets Held for Sale

European Lease and Service Operation

During the fourth quarter of 2009, the Company made the decision to sell a European lease and service operation, which qualifies as discontinued operations. Accordingly, the lease and service business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results for the years ended December 31, 2010 and 2009 included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	2010	2009
European lease and service operation
Net Revenue	$4,261	$4,644
Costs of Revenue	3,414	4,294
Gross profit	847	350
Selling, general, and administrative expenses	(424)	(1,439)
Income (loss) from discontinued operations	$423	$(1,089)

    A summary of the assets and liabilities held for sale related to this European lease and service operation is as follows (dollars in thousands):

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$264	$56
Accounts receivable, net	473	688
Net investment in sales-type leases	2,121	2,298
Inventories	171	326
Prepaid expenses and other current assets	833	5
Long term assets	27	—
Total assets	$3,889	$3,373

LIABILITIES
Accounts payable	$545	$1,172
Accrued sales and other taxes	460	—
Accrued payroll and related expenses	135	72
Total liabilities	$1,140	$1,244

    The Company expects to complete the sale during the second quarter of 2011.

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

    The payment expected on October 20, 2010 was not received.  The Company has deferred the potential gain related to the sale as of December 31, 2010. The gain will be recognized once the Company no longer has continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of the majority of the receivable or when the Company is assured the amounts due are not subject to future subordination from a bank or other lender. The net book value of the building was $1.9 million and is classified as assets held for sale in the Company’s consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively. The $1.7 million received has been recorded as deferred revenue in the Company’s consolidated balance sheet as of December 31, 2010.

Australian Courier Business

On March 1, 2009, the Company sold its small courier business in Australia (“Australian Courier Business”) that was acquired in 2007. The Australian Courier Business qualified as discontinued operations and accordingly, the income (loss) from discontinued operations includes direct revenue and direct expenses of this operation. General corporate overhead costs have not been allocated to discontinued operations. A summary of the operating results at December 31 included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	2009	2008
Australian Courier Business
Net Revenue	$558	$4,381
Costs of Revenue	481	3,703
Gross profit	77	678
Selling, general, and administrative expenses	(14)	(323)
Impairment of goodwill and intangible assets	—	(718)
Gain on sale	65	—
Income (loss) from discontinued operations	$128	$(363)

Effective March 1, 2009, the Company sold the Australian Courier Business for $0.3 million. The sale agreement includes all related rights and obligations of the Australian Courier Business. The sale agreement contains general warranty and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.

The Australian Courier Business was fully divested as of December 31, 2009; as such, no results of operations were included in discontinued operations in 2010.

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

Effective May 31, 2006, the Company sold the U.K. Lease Business for $12.1 million (the “U.K. Lease Sale”). The U.K. Lease Sale includes the lease arrangements with merchants and all related obligations and rights to payment under such agreements. The U.K. Lease Sale agreement contains covenants and indemnification provisions, which could result in additional liabilities to the Company if certain events occur or fail to occur in the future.  A summary of the operating results at December 31 included in discontinued operations in the accompanying consolidated statements of operations is as follows (dollars in thousands):

	2010	2009	2008
U.K. Lease Portfolio:
Costs of revenues (reversals of commissions)	$(116)	$(37)	$118
Gross profit	(116)	(37)	118
Income (loss) from discontinued operations	$(116)	$(37)	$118

7. Leases

Sales-Type Leases

The Company’s net investment in sales-type leases consist of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Lease contracts receivable	$14,836	$13,523
Unearned revenue	(2,199)	(2,360)
Allowance for bad debt	(528)	(882)
Net investment in sales-type leases	$12,109	$10,281

    Future minimum payments to be received under sales-type leases are as follows (dollars in thousands):

Year Ending December 31,
2011	$5,441
2012	4,546
2013	2,709
2014	1,880
2015	260
Thereafter	—
$14,836

8. Fair Value Measurements

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.

    The Company’s cash and cash equivalents were measured at fair value consist of the following at December 31, 2010 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$8	$—	$—	$8
Cash	56,938	—	—	56,938
	$56,946	$—	$—	$56,946

9. Inventories

Inventories consist of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Purchased parts	$10,501	$8,850
Work in progress	454	292
Finished goods	33,032	20,221
	$43,987	$29,363

10. Property, Plant and Equipment, net

Property, plant and equipment consist of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Computer equipment and software	$42,433	$39,349
Machinery and equipment	34,260	33,941
Equipment leased to customers	264	271
Furniture and fixtures	5,459	4,752
Leasehold improvements	7,673	6,421
Construction in process	2,298	830
	92,387	85,564

Less accumulated depreciation	(68,622)	(61,260)
	$23,765	$24,304

    Depreciation expense from continuing operations, which includes depreciation for assets under capital lease, was $9.6 million, $9.4 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accumulated depreciation for equipment leased to customers amounted to $0.1 million for the years ended December 31, 2010 and 2009, respectively.

In 2010, the Company sold its Brazilian building (see Note 6).  The net book value of the building at December 31, 2010 and 2009 was $1.9 million. The net book value is classified as current portion of assets held for sale as of December 31, 2010 and 2009.  The net book value is included in property, plant and equipment, net by country in the segment and geographic information as disclosed in Note 21.

11. Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Balance at beginning of period	$5,444	$6,597
Warranty charges from operations	6,579	4,116
Utilization of warranty liability	(5,818)	(5,654)
Currency translation adjustment	(259)	385
Balance at end of period	$5,946	$5,444

Deferred revenue associated with the Company’s extended warranty programs was $3.9 million and $3.5 million at December 31, 2010 and 2009, respectively.

12. Long-term Debt

Revolving Credit Facilities

    On January 15, 2008, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions party to the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25.0 million. Under the Loan Agreement, if certain conditions are met, the Company may request an increase in the credit facility to an aggregate total of up to $40.0 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement bore interest, at the Company’s option, at either: (i) LIBOR plus 175 basis points; or (ii) the bank’s prime rate. All amounts outstanding under the Loan Agreement were due on January 15, 2011.

Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company’s eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

On February 10, 2010, the Loan Agreement was amended to allow the Company to enter into a transaction between our former subsidiary, HBNet, and The McDonnell Group, as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at the Company’s option, at either: (i) LIBOR plus 200 or 250 basis points; or (ii) the bank’s prime rate plus 50 or 75 basis points depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation.

On December 30, 2010, the Loan Agreement was further amended whereby all amounts outstanding are now due on January 14, 2012.  In addition, the revolving credit facility under the Loan Agreement is set at a maximum of up to $25.0 million (previously up to $40.0 million if certain conditions were met).  No amounts were borrowed against the line of credit as of December 31, 2010. The Company had availability of $19.2 million as of December 31, 2010, which was decreased by outstanding letters of credit totaling $3.1 million at December 31, 2010.

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

Acquisition Financing

In February 2008, in connection with the acquisition of TeT, the Company entered into a credit agreement (the “Credit Agreement”) with Francisco Partners (“FP II”) pursuant to a commitment letter dated December 20, 2007 between the Company and Francisco Partners. See Note 2 for additional information related to the TeT acquisition. The Credit Agreement provided for a loan of up to $60.0 million to partially fund the acquisition at closing. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at the election of the Company, interest may be capitalized and added to the principal of the loan to be repaid at maturity. The loan was funded on April 1, 2008 by an affiliate of Francisco Partners, FP Hypercom Holdco, LLC. All amounts outstanding under the Credit Agreement are due four years from the funding date. On funding of the loan under the Credit Agreement and the closing of the acquisition, the lender was granted a five-year warrant to purchase approximately 10.5 million shares (the “Warrant”) of the Company’s common stock at $5.00 per share. The Warrant contains a cashless exercise provision that can be utilized by the lender at its sole option. The cashless exercise provision permits the lender, in lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of the Warrant in whole or in part, to receive upon such exercise the “net number” of shares of the Company’s common stock determined according to the agreement. In the event the lender elects a cashless exercise of the Warrant, the Company will not receive any cash payment for the shares delivered to the lender pursuant to such cashless exercise.

The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and totaled $5.1 million and $3.8 million for the years ended December 31, 2010 and 2009.

In accordance with the loan agreement, the Company added to the loan balance interest of $6.9 million and $6.7 million during 2010 and 2009.

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

The Company’s long term debts are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). See Note 8 for further discussion of the different levels of the fair value hierarchy.  The Company’s long-term debt meets the criteria described for Level 2, and fair value approximates the $67.2 million book value at December 31, 2010.

Long-term debt consisted of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Credit agreement	$60,000	$60,000
Interest conversion to debt	18,233	11,321
Repayment of debt	(11,000)	(3,000)
Other	—	1
	67,233	68,322
Discounts on warrants issued to FP II, net	(7,100)	(12,246)
Long-term debt, net of discount	$60,133	$56,076

    For the year ended December 31, 2010, the Company made early principal repayments of long-term debt totaling $8.0 million to FP II and recorded $1.2 million of interest expense to write-off portions of unamortized warrant discount related to the amounts paid.

    Representatives for FP II hold two Board of Director positions of the Company as of December 31, 2010.

13. Stock-Based Compensation

The following table summarizes stock-based compensation expense included in the consolidated statements of operations for December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Costs of revenue	$398	$199	$119
Research and development	904	52	132
Selling, general and administrative	3,033	1,691	3,233
Total	$4,335	$1,942	$3,484

Stock-based compensation expense included zero, zero, and $0.1 million of payroll tax paid on behalf of employees that received stock awards during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, total unrecognized compensation cost, net of forfeiture, related to stock-based options and awards was $5.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

Stock Options

    At December 31, 2010, the Company had one active stock-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost over the requisite service period on the accelerated method.

A summary of stock option activity within the Company’s stock-based compensation plans and changes for the year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at December 31, 2010	4,488,834	$4.65	7.23	$17,190
Vested and expected to vest at December 31, 2010	4,335,658	$4.67	7.19	$16,540
Exercisable at December 31, 2010	2,823,882	$4.95	6.53	$10,121

    The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.7 million, zero, and $0.2 million, respectively.

    The key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	2010	2009	2008
Weighted average risk-free interest rate	2.5%	1.9%	5.4%
Expected life of the options (in years)	5.35	5.25	4.75
Expected stock price volatility	74.8%	72.0%	49.0%
Expected dividend yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the years ended December 31, 2010, 2009 and 2008 were $3.07, $0.97 and $1.81, respectively.

Stockholder Rights Plan

    On September 29, 2010, in connection with an unsolicited, non-binding acquisition proposal from VeriFone, the Company’s Board of Directors (the “Board”) adopted a Stockholder Rights Plan that provides for the distribution of one right for each share of common stock outstanding. Each right entitles the holder to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Preferred Stock”) at a price of $25.02 per one one-thousandth of a share of Preferred Stock, subject to adjustment.  The rights generally become exercisable at the discretion of the Board following a public announcement that 15% or more of the Company’s common stock has been acquired or an intent to acquire has become apparent. The rights will expire on September 29, 2015, unless the final expiration date is advanced or extended or unless the rights are earlier redeemed or exchanged by the Company.  Further description and terms of the rights are set forth in the Rights Agreement between the Company and Computershare Trust Company, N.A., (“the Rights Agent”).

    On November 17, 2010, Hypercom entered into a definitive merger agreement with VeriFone by which VeriFone will acquire Hypercom in an all-stock transaction.  In connection with the merger agreement, Hypercom and the Rights Agent entered into an amendment (the “Amendment”) to the Stockholder Rights Plan that provides that the Preferred Stock purchase rights issued under the Stockholder Rights Plan will be inapplicable to the VeriFone merger, the merger agreement, and the transactions contemplated by the merger agreement.

Restricted Stock Awards

The Company grants restricted stock awards (“RSAs”) to certain employees, which are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed using the accelerated method. Share-based compensation expense related to all RSAs outstanding in 2010, 2009, and 2008 was approximately $2.5 million, $0.2 million and $0.4 million, respectively. As of December 31, 2010, the total amount of unrecognized compensation cost, net of forfeitures, related to nonvested RSAs was approximately $2.1 million, which is expected to be recognized over a weighted-average period of one year. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

A summary of nonvested restricted stock activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Shares	Fair Value
	Outstanding	per Share
Balance at December 31, 2007	75,000	$6.24
Shares granted in 2008	75,000	3.99
Shares vested in 2008	(100,000)	5.21
Balance at December 31, 2008	50,000	4.94
Shares granted in 2009	1,149,000	1.24
Shares vested in 2009	(80,000)	3.77
Shares forfeited in 2009	(129,000)	1.17
Balance at December 31, 2009	990,000	1.23
Shares granted in 2010	672,000	4.78
Shares vested in 2010	(495,644)	1.46
Shares forfeited in 2010	(56,667)	1.73
Balance at December 31, 2010	1,109,689	$3.25

The total value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $0.3 and $0.5 million, respectively.

14. Stockholders' Equity

In 1997, the Board adopted and the stockholders of the Company approved the Hypercom Corporation Long-Term Incentive Plan, which was amended in 2001 (the “1997 Plan”), to allocate a total of 6,000,000 shares of common stock for issuance at the Company’s discretion. The 1997 Plan authorizes issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, RSAs, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over two to five years) and expire after a period determined by the Board (generally ten years after the date of grant).

In 2000, the Board approved the Hypercom Corporation 2000 Broad-Based Stock Incentive Plan, which was amended in 2002 (the “2000 Plan”), to allocate 7,000,000 shares of common stock for issuance at the Company’s discretion. The 2000 Plan authorizes the issuance of non-qualified stock options and RSAs, the majority of which must be issued to employees of the Company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board (generally over two to five years), and expire after a period determined by the Board (generally ten years after the date of grant).

In 2010, the Board and the stockholders of the Company approved the Hypercom Corporation 2010 Equity Incentive Plan (the “2010 Plan”) to allocate 5.1 million shares of common stock for issuance, as well as the addition of up to 0.9 million shares that remained available for issuance under the Company’s predecessor plans (the 1997 Plan and 2000 Plan), for issuance at the Company’s discretion. The 2010 Plan authorizes the issuance of “incentive stock options” (as defined by the Internal Revenue Code of 1986), non-qualified stock options, stock appreciation rights, RSAs, performance share awards, dividend equivalent awards and other stock-based awards. Stock options issued under the 2010 Plan become exercisable over a period determined by the Board (generally over one to five years), and expire after a period determined by the Board (generally ten years after the date of grant).  The 1997 Plan and 2000 Plan were terminated per the terms of the 2010 Plan; however, outstanding equity awards issued under such predecessor plans remain subject to the provisions of those plans.

    Subsequent to year end, substantially all of the outstanding stock options and RSAs will be dilutive in the first quarter of 2011, based on the Company’s weighted average stock price. In connection with the merger agreement as described in Note 1, the Company is precluded from issuing any stock-based compensation with the exception of shares available under the employee stock purchase plan.

Stock Options

A summary of the Company’s stock option activity, including stock options issued under the Directors Plan, defined below, and related information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Beginning balance outstanding	4,564,861	$4.99	4,444,718	$5.74	2,974,536	$7.33
Granted	1,222,000	4.82	635,000	1.56	2,215,000	4.09
Exercised	(781,816)	4.17	—	—	(140,100)	3.78
Cancellations	(516,211)	8.76	(514,857)	7.27	(604,718)	7.98
Ending balance outstanding	4,488,834	$4.65	4,564,861	$4.99	4,444,718	$5.74
Exercisable at end of year	2,823,882	$4.95	3,245,491	$5.85	2,103,857	$7.25

The following table summarizes additional information about the Company's stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Shares	Average	Average	Shares	Average
Range of	Under	Remaining	Exercise	Under	Exercise
Exercise Prices	Option	Contractual Life	Price	Option	Price
$0.96 - 3.50	799,140	8.52	$1.86	353,849	$1.64
$3.52 - 5.28	2,766,291	7.51	4.42	1,746,630	4.37
$5.41 - 6.25	162,820	5.61	5.96	162,820	5.96
$6.28 - 9.29	576,250	3.27	7.38	376,250	7.61
$9.40 - 9.63	5,000	5.26	9.40	5,000	9.40
$10.38 - 10.94	179,333	5.36	10.59	179,333	10.59
	4,488,834			2,823,882

Stock Warrants

In connection with the funding of the Acquisition Financing, the Company granted the lender a warrant to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. See further discussion in Note 13. The warrant expires on April 1, 2013.

Employee Stock Purchase Plan

In 1997, the Board adopted and the stockholders of the Company approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was subsequently amended and restated in its entirety in 2008 upon adoption by the Board and approval by the Company’s stockholders. The Purchase Plan allows eligible employees of the Company to purchase shares of the Company’s common stock through periodic payroll deductions every three months. At the end of each offering period, payroll deductions for the offering period are used to purchase shares of common stock for each participant’s account at a price equal to 85% of the fair market value of the common stock on either the first or last day of the offering period, whichever is less. Payroll deductions under the Purchase Plan are limited to 10% of each eligible employee’s earnings during the offering period, and no single participant will be granted an option to purchase shares with a value in excess of $25,000 for each calendar year. The Board has reserved 625,000 shares of common stock for issuance under the Purchase Plan, subject to adjustment in the event of a stock split, reverse stock split, stock dividend or similar event. Under the Purchase Plan, for the years ended December 31, 2010, 2009, and 2008 the Company sold 63,461, 159,561, and 59,997 shares to employees at weighted average prices of $2.58, $1.19, and $2.30, respectively.  At the end of December 31, 2010, the Company had a balance of 81,165 shares of common stock available for issuance under the Purchase Plan.

The Company’s Purchase Plan is considered compensatory. During the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $60,000, $61,938, and $59,000, respectively, related to the Purchase Plan.

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

During 2006, the Company purchased 1,346,628 shares of its common stock for $10.7 million. In 2010, the Company purchased 34,105 shares of its common stock for $0.04 million due to the cashless exercise of RSAs by employees.  The repurchased shares were recorded as treasury stock and resulted in a reduction to stockholder’s equity. The timing and amount of any future repurchases will depend on market conditions and corporate considerations.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of December 31, 2010 and 2009, there were no preferred shares outstanding.

15. Brazilian Health Ministry Contract

The Company has been involved in a long-term contract with the Brazilian Health Ministry requiring substantial delivery of customized software and hardware. Revenue and a resulting margin under this contract were recorded based on the achievement of contract milestones approved by the Brazilian Health Ministry. The margin for the entire contract was estimated to be 9%. Inherent in this margin was an expectation of realizing all amounts owed under the terms of the original contract and recovering claims for additional contract revenue, due to changes in the scope of the contract and additional currency exchange variation adjustments. Scope changes involved expanding the overall design specifications requiring additional hours and administration costs. The currency adjustments represented the inflation of cost on imported equipment caused by currency movements. At the end of 2003, the Company formally presented a claim to the Brazilian Health Ministry detailing the amount and nature of the scope changes and currency variation impact. The Company did not recognize revenue above the original contract amount, and contract costs associated with the scope changes and currency adjustments amounting to $11.3 million were deferred in anticipation of recognizing contract revenue. Due to the lack of timely acknowledgement and acceptance of the pending claim, the Company recorded a charge to operations for the deferred costs during the year ended December 31, 2004.

There were no amounts collected from the Brazilian Health Ministry during 2010, 2009, and 2008, however, since 2004 the Company has actively pursued discussions with the Brazilian Health Ministry regarding both the collection of the contract costs as well as renewal of the maintenance element of the contract; however, there is no certainty as to how much will ultimately be collected, whether revenue for work previously done will be recorded or if the maintenance element of the contract will ultimately be extended.

16. Income Taxes

Loss before income taxes and discontinued operations consisted of the following for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Income (loss) before income taxes and discontinued operations:
United States	$5,146	$319	$(24,276)
Foreign	3,857	(7,092)	(59,422)
	$9,003	$(6,773)	$(83,698)

    The (provision) benefit for income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following (dollars in thousands):

	2010	2009	2008
Current:
State	$—	$41	$(3)
Federal	(117)	—	—
Foreign	(3,825)	(5,107)	465
	(3,942)	(5,066)	462
Deferred — Foreign	1,387	5,895	(1,673)
Total	$(2,555)	$829	$(1,211)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Tax expense at the federal statutory rate	35.0%	35.0%	35.0%
Foreign taxes	(15.0)	(22.8)	(5.2)
Impairment charges	—	—	(21.3)
Change in valuation allowance	5.5	0.6	(8.0)
Transaction costs	—	—	(1.8)
Other	2.9	(0.6)	(0.2)
Effective tax rate	28.4%	12.2%	-1.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Deferred tax assets (liabilities), current:
Inventory valuation	$3,814	$2,780
Compensation accruals	5,190	1,059
Allowance for doubtful accounts	205	127
Foreign, net	2,645	2,213
Valuation allowance	(11,536)	(4,890)
Net deferred tax assets, current	$318	$1,289

Deferred tax assets (liabilities), non-current:
Tax loss carry forwards — United States	21,246	35,256
Tax loss carry forwards — Foreign	26,073	20,363
Intangibles	(12,544)	(14,979)
Property, plant and equipment	(810)	(999)
Foreign	—	116
Other	4,575	5,345
Valuation allowance	(51,084)	(60,004)
Net deferred tax liabilities, non-current	$(12,544)	$(14,902)

For the year ended December 31, 2010, the Company’s current valuation allowance increased by $6.6 million, primarily related to increases of the inventory and compensation accruals.  The Company’s non-current valuation allowance decreased by $8.9 million, primarily related to the decrease of the U.S. tax loss carryforwards.  The Company does not expect to realize its deferred tax assets through expected future taxable profits and has recorded a valuation allowance for all U.S. federal and state deferred tax assets and the majority of its foreign deferred tax assets. The valuation allowance is subject to reversal in future years at such time as the benefits are actually utilized or the operating profits become sustainable.

At December 31, 2010, the Company has a gross deferred tax asset of $21.2 million associated with its U.S. federal and state tax net operating loss carryforwards of $60.7 million. The U.S. federal and state net operating loss carryforwards will begin to expire in 2020 through 2028 if not previously utilized. The Company’s ability to utilize its net operating losses may be restricted due to statutory “ownership changes” (as defined for purposes of Section 382 of the Internal Revenue Code).

As of December 31, 2010, the Company has a gross deferred tax asset of $26.1 million associated with foreign net operating loss carryforwards of $84.6 million. The foreign net operating loss carryforwards begin to expire in various periods if not previously utilized.

At December 31, 2010, the Company had a liability for uncertain tax positions of $3.2 million that, if recognized, would favorably affect the Company’s tax position, and $43.8 million of unrecognized tax benefits, the realization of which would be offset by an increase in the valuation allowance.  The Company does not expect there will be any material changes in its unrecognized tax positions over the next year.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	2010	2009	2008
Gross unrecognized tax benefits at beginning of the year	$40,096	$39,407	$40,015
Decrease in tax positions from
expiration of statute of limitations	(1,479)	(511)	(608)
Increase in tax positions for current year	719	1,200	—
Increase to provision for prior year positions	7,710	—	—
Gross unrecognized tax benefits at the end of the year	$47,046	$40,096	$39,407

    The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision.  Accrued interest and penalties are $1.0 million and $0.4 million respectively at December 31, 2010. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

It is reasonably possible that the amount of unrecognized tax exposures for the Company will decrease within the next year by $1.3 million relating to income tax exposure in various foreign jurisdictions as the statute of limitations will expire. The anticipated reduction is based on the Company’s ongoing assessment of the administrative practices and precedents of the taxing authorities in the respective foreign jurisdictions.

Undistributed earnings of the Company’s foreign subsidiaries total $12.7 million at December 31, 2010 and management considers these earnings to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

17. Benefit Plans

Defined Benefit Plan

In conjunction with the acquisition of TeT, the Company assumed pension plans for eligible employees in Germany and France. Benefits are based primarily on a benefits multiplier and years of service. The Company had no defined benefit plan or pension expenses prior to the acquisition of TeT.

The expected long-term rate of return on plan assets is updated annually taking into consideration the related asset allocation, historical returns on the types of assets held in the plan, and the current economic environment. Based on these factors, the Company expects its plan assets to earn a long-term rate of return of 4.5%. Actual year-by-year returns can deviate substantially from the long-term expected return assumption. However, over time it is expected that the amount of over performance will equal the amount of underperformance. Changes in the mix of plan assets could impact the amount of recorded pension income or expense, the funded status of the plan and the need for future cash contributions. The discount rates used to calculate the expected present value of future benefit obligations as of December 31, 2010 ranged from 4.75% to 5.15%. The Company periodically reviews the plan asset mix, benchmark discount rate, expected rate of return and other actuarial assumptions and adjusts them as deemed necessary.

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

The following table shows a reconciliation of changes in the plans’ benefit obligation and plan assets for the year ended December 31, 2010 and 2009 and a reconciliation of the funded status with amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of the year	$4,317	$3,853
Service cost	96	173
Interest cost	192	222
Deferred amounts	(84)	(43)
Benefits paid	(145)	(23)
Foreign currency translation adjustment	(344)	135
Benefit obligation at end of year	$4,032	$4,317

Change in Plan Assets
Fair value of plan assets at beginning of the year	$3,002	$2,738
Actual return on plan assets	137	158
Deferred amounts	(213)	189
Foreign currency translation adjustment	(243)	94
Benefits paid	(254)	(177)
Fair value of plan assets at end of year	$2,429	$3,002

Funded Status	$1,603	$1,315

Net balance sheet liability
Non current asset	$2,104	$2,756
Noncurrent liabilities	3,707	4,071
Amounts Recognized in the Consolidated Balance Sheets	$1,603	$1,315

Amounts Recognized in Accumulated Other Comprehensive Loss
Comprehensive gain (loss)	$(453)	$205

The components of net periodic benefit cost and other amounts recognized in other accumulated comprehensive loss at December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Net periodic benefit cost
Service cost	$96	$173
Interest cost	192	222
Expected return on plan assets	(84)	(158)
Amortization of deferred amounts and asset ceiling impact	—	(197)
	$204	$40

    As of December 31, 2010, the average expected future working lifetime for each participant of the plans ranges from 12 to 22 years.

The Company’s weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Discount rate	4.75% - 5.15%	5.0% - 5.5%
Expected return on plan assets	4.5%	4.5%

The Company modifies important assumptions when changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term rate of return on plan assets will typically be revised every three to five years. Other material assumptions include the rates of employee termination and rates of participant mortality.

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

    The Company’s fair value of pension plan assets at December 31, 2010 is as follows (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Cash	$73	$—	$—	$73
Equities	—	292	—	292
Bonds	—	1,991	—	1,991
Other	—	73	—	73
	$73	$2,356	$—	$2,429

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

As of December 31, 2010, the Company’s pension plan assets did not hold any direct investment in the Company’s common stock.

The following estimated future benefit payments, including future benefit accrual, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Year Ending December 31,
2011	$165
2012	74
2013	118
2014	232
2015	320
2016 - beyond	3,123
$4,032

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

18. Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), which commenced in fiscal 1998, covering all eligible full-time employees of the Company. Contributions to the 401(k) Plan are made by the participants to their individual accounts through payroll withholding. Additionally, the 401(k) Plan provides for the Company to make profit sharing contributions in amounts at the discretion of management. The employer contribution was $0.1 million for each of the years ended December 31, 2010, 2009 and 2008.

19. Commitments and Contingencies

Lease Commitments

    The Company leases office and warehouse space, equipment and vehicles under non-cancelable operating leases. The office space leases provide for annual rent payments, plus a share of taxes, insurance and maintenance on the properties.

Future minimum payments under operating leases are as follows (dollars in thousands):

Year Ending December 31,
2011	$3,529
2012	3,795
2013	3,169
2014	2,631
2015	1,281
Thereafter	—
$14,405

Rental expense from continuing operations amounted to $6.2 million, $5.6 million and $6.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Brazil Tax and Labor Contingencies. The Company’s operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees and employees of various service providers with whom the Company had contracted. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend our positions. The labor matters principally relate to claims made by former Company employees and by former employees of various vendors that provided contracted services to the Company and who are now asserting that under Brazil law the Company should be liable for the vendors’ failure to pay wages, social security and other related labor benefits, as well as related tax obligations, as if the vendor’s employees had been employees of the Company. As of December 31, 2010, the total amounts related to the reserved portion of the tax and labor contingencies was $0.7 million and the unreserved portion of the tax and labor contingencies amounted totaled approximately $25.7 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company to make deposits or post other security in connection with such proceedings. As of December 31, 2010 we had $5.2 million of deposits in Brazil regarding claims that we are disputing, liens on certain Brazilian assets as discussed in Note 6 with a net book value of $1.9 million, and approximately $3.5 million in letters of credit, all providing security with respect to these matters. Generally, any deposits would be refundable and any liens would be removed to the extent the matters are resolved in our favor. We routinely assess these matters as to probability of ultimately incurring a liability against our Brazilian operations and record our best estimate of the ultimate loss in situations where we assess the likelihood of an ultimate loss as probable. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008) . CardSoft, Inc. and CardSoft (Assignment for the Benefit of Creditors), LLC (collectively “CardSoft”) filed this action against the Company and others in March 2008, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ‘945 patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. The Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011. This action is currently in the discovery stage and, as CardSoft has not made a specific claim for damages, the Company is unable to assess its range of potential loss, nor is it possible to quantify the extent of the Company’s potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009) . Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. On July 19, 2010, we filed a motion for summary judgment on all claims. On February 15, 2011, the magistrate judge recommended that the Court grant our motion for summary judgment as to Ms. Shipley’s sexual harassment hostile work environment claim, the constructive discharge claim, and the Georgia wage payment statute claim, but denied our motion for summary judgment as to her disparate treatment, retaliation, Equal Pay Act and Georgia Sex Discrimination in Employment Act claims. On March 2, 2011, we filed a motion for leave to file a motion for partial summary judgment out of time seeking summary judgment on seven components of Ms. Shipley’s disparate treatment Title VII claim. On March 8, 2011, the Court denied the Company’s motion for leave to file a motion for partial summary judgment out of time. This action is in the discovery stage and, as Ms. Shipley has not made a specific claim for damages, the Company is unable to assess its range of potential loss, nor is it possible to quantify the extent of the Company’s potential liability, if any, related to this action. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

Shareholder Class Action and Derivative Lawsuits. Commencing shortly after VeriFone publicly announced on September 30, 2010 that it had made an offer to acquire Hypercom and continuing following the announcement by the Company and VeriFone on November 17, 2010 that the Company had entered into a definitive merger agreement, certain putative class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in connection with the merger and that VeriFone, Honey Acquisition Co., Hypercom, FP Hypercom Holdco, LLC, and Francisco Partners II, L.P. aided and abetted that alleged breach. These actions include: Gerber v. Hypercom, Delaware Court of Chancery, Case no. CA5868 (“Gerber”); Anarkat v. Hypercom, Maricopa County Superior Court, CV2010-032482 (“Anarkat”); Small v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6031 (Small”); Grayson v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6044 (Grayson”); and The Silverstein Living Trust v. Hypercom Corporation, Maricopa County Superior Court, Case no. CV2010-030941 (Silverstein”). The Anarkat and Silverstein cases have been consolidated in Maricopa County Superior Court as In Re Hypercom Corporation Shareholder Litigation, Lead Case No. CV2010-032482, and the Small and Grayson cases have been consolidated in the Delaware Court of Chancery as In Re Hypercom Corporation Shareholders Litigation, Consolidated C.A. No. 6031-VCL (the “Actions”). The Gerber case is dormant as the plaintiffs in that case have not prosecuted it since it was filed. On February 14, 2011, counsel for the plaintiffs and defendants in the Actions executed a Memorandum of Understanding (the “Memorandum”) pursuant to which (i) the Company provided additional disclosures recommended by the plaintiffs to supplement its proxy statement filed with the Securities and Exchange Commission, (ii) the defendants agreed to provide plaintiffs’ counsel with reasonable confirmatory discovery regarding the fairness and adequacy of the settlement and the additional disclosures, and (iii) the parties agreed to use their best efforts to execute and present to the court a formal stipulation of settlement within 45 days seeking court approval of (a) the settlement and dismissal of the Actions with prejudice, (b) the stay of all proceedings in the Actions, (c) the conditional certification of the Actions as a class action under Arizona law, (d) the release of all claims against the parties, (e) the defendants’ payment of $510,000 to the plaintiffs’ counsel for their fees and expenses, (f) the defendants’ responsibility for providing notice of the settlement to members of the class, and (g) the dismissal of the Delaware actions following the court’s final approval of the settlement. While the defendants deny that they have committed any violations of law or breaches of duties to the plaintiffs, the class or anyone else, and believe that their disclosures in the proxy statement regarding the merger were appropriate and adequate under applicable law, the defendants entered into the settlement solely to eliminate the uncertainty, distraction, burden and expense of further litigation and to lessen the risk of any delay of the closing of the merger as a result of the litigation. The defendants have agreed that the payment to the plaintiffs’ counsel will be jointly funded equally by VeriFone and the carrier of Hypercom’s directors and officers liability insurance policy, while the Company will bear the cost of the $250,000 deductible amount under the insurance policy.

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

The Company’s accounts receivable primarily result from credit sales to a broad customer base, both nationally and internationally, with a concentration generally existing among five to ten customers. The Company’s top five customers amounted to 26.5%, 19.0% and 22.1% of the Company’s total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. These same five customers accounted for 25.3% and 14.2% of the Company’s net accounts receivable balance at December 31, 2010 and 2009, respectively. Sales to the Company’s largest customer totaled 10.6%, 5.2% and 6.2% of total revenue in 2010, 2009 and 2008, respectively.

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

The Company maintained significant accounts receivable balances outside of the U.S. comprising 81.3% and 78.3%, respectively, of the Company’s net accounts receivable balance at December 31, 2010 and 2009. These balances are subject to the economic risks inherent to those regions.

21. Segment, Geographic, and Customer Information

During the fourth quarter of 2008, the Company initiated organizational changes and made enhancements to its internal management reporting and in 2009 began to report information pertaining to its four business segments: (i) the Americas, (ii) NEMEA, (iii) SEMEA and (iv) Asia-Pacific. The countries in the Americas consist of the United States, Canada, Mexico, the Caribbean, Central America, and South America. The countries in the NEMEA segment consist of Belgium, Sweden, Turkey, Austria and Germany. The countries in the SEMEA segment consist of France, Spain, the United Kingdom, countries within Western and Central Eastern Europe, Russia, Hungary, the Middle East, and Africa. The countries in the Asia-Pacific segment consist of China, Hong Kong, Indonesia, the Philippines, Singapore, Thailand, Australia, and New Zealand.

The Company’s Chief Operating Decision Maker (“CODM”) is its CEO.  The CODM has access to discrete financial information for each of its business segments regarding revenue, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment, and indirect operating expenses consisting of global shared cost centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation.  The Company operations are managed by the Managing Directors for each business segment that report directly to the CEO and have responsibility for all business activities and combined operating results of their respective business segments. These individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their business segment.  Operating income also includes amortization of purchased intangible assets.

	Year Ended December 31,
	2010	2009	2008
Net Revenue
Americas	$126,015	$123,746	$160,038
NEMEA	110,225	102,492	90,104
SEMEA	161,844	131,505	133,210
Asia-Pacific	70,365	49,160	50,890
	$468,449	$406,903	$434,242

	Year Ended December 31,
	2010	2009	2008
Operating Income (Loss)
Americas	$24,955	$21,130	$16,278
NEMEA	28,411	19,267	(6,060)
SEMEA	37,241	24,676	(8,490)
Asia-Pacific	14,341	9,049	4,368
Shared cost centers	(83,868)	(71,002)	(82,808)
Total segment income (loss)	$21,080	$3,120	$(76,712)

Interest income	320	296	1,466
Interest expense	(12,503)	(10,990)	(6,822)
Foreign currency gain (loss)	(413)	411	(1,821)
Other income (expense)	519	390	191
Income (loss) before income taxes
and discontinued operations	$9,003	$(6,773)	$(83,698)

	December 31,	December 31,
	2010	2009
Total Assets
Americas	$87,721	$55,858
NEMEA	96,716	110,670
SEMEA	87,216	83,957
Asia-Pacific	41,490	26,597
Shared cost centers	13,797	29,806
	$326,940	$306,888

The Company’s goodwill by business segment is as follows (dollars in thousands):

	December 31,	December 31,
	2010	2009
NEMEA	$13,689	$17,715
SEMEA	5,086	6,995
Asia-Pacific	3,826	3,826
	$22,601	$28,536

    The Company’s intangible assets by business segment are as follows (dollars in thousands):

	December 31,	December 31,
	2010	2009
Americas	$4,533	$1,453
NEMEA	34,670	44,021
SEMEA	494	955
Asia-Pacific	2,671	3,150
	$42,368	$49,579

    The Company’s depreciation and amortization of property, plant, and equipment and acquired intangible assets are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas	$5,907	$6,790	$7,452
NEMEA	8,002	9,166	6,793
SEMEA	2,365	2,376	2,732
Asia-Pacific	959	888	1,663
	$17,231	$19,220	$18,640

The Company’s impairment of goodwill and intangible assets is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas	$—	$—	$6,432
NEMEA	—	—	24,400
SEMEA	—	—	32,426
Asia-Pacific	—	—	4,540
	$—	$—	$67,798

    The following table presents net sales by country based on the location of the Company’s customers:

	December 31,	December 31,	December 31,
	2010	2009	2008
United States	$63,381	$73,660	$91,128
Germany	77,002	76,877	59,956
Other foreign countries	328,066	256,366	283,159
Total net sales	$468,449	$406,903	$434,243

    One customer exceeded 10% of the Company’s consolidated net revenue in 2010, of which the majority is included in the Americas segment.  There were no customers that exceeded 10% of the Company’s consolidated net revenue in 2009 or 2008.

    The following table presents long-lived assets that cannot be readily removed:

	December 31,	December 31,	December 31,
	2010	2009	2008
United States	$2,301	$2,638	$2,693
Other foreign countries	$1,873	$485	$294

   There were no other country outside of the United States with long-lived assets that cannot be readily removed with a net book value of greater than 10% of total property, plant and equipment, net as of December 31, 2010, 2009 and 2008.

22. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2010, 2009 and 2008 is as follows (dollars in thousands):

	2010	2009	2008
Changes in operating assets and liabilities:
Accounts receivable	$(16,490)	$14,981	$5,464
Inventories	(19,712)	(1,808)	(7,371)
Income tax receivable	2	568	761
Prepaid expenses and other current assets	(1,666)	4,719	(207)
Other assets	3,747	(2,486)	5,660
Accounts payable	12,323	(1,874)	(4,333)
Accrued payroll and related expenses	(1,212)	(1,559)	(3,863)
Accrued sales and other tax	(2,562)	(1,902)	117
Accrued liabilities	(8,586)	(7,369)	(4,318)
Deferred revenue	5,711	(2,256)	1,626
Income taxes payable	391	696	(817)
Other liabilities	(764)	3,505	7,027
Net increase (decrease) in operating assets and liabilities	$(28,818)	$5,215	$(254)

Cash paid (received) during the year by continuing operations:
Interest	$63	$123	$144
Income taxes	$(252)	$2,866	$664

Noncash investing activities:
Changes in accounts payable related to the
purchase of property, plant and equipment	$183	$639	$765
Changes in accounts payable related to the
software development costs capitalized	$327	$800	$—
Changes in accrued liabilities related to the
acquisitions	$—	$1,030	$—
Changes in accrued liabilities related to
leasehold improvements	$695	$—	$—

Discontinued Operations:

Year 2010.  The net cash provided by operating activities primarily relates to a European lease and service operation and was due to its operating activities for the year.

Year 2009.  The net cash provided by operating activities primarily relates to a European lease and service operation and was due to its operating activities for the year.

Year 2008.  The net cash provided by operating activities relates to the Company’s Australian Courier Business and a European lease and service operation and was due to its operating activities for the year.

23. Interim Financial Results (Unaudited)

    The following tables set forth certain unaudited consolidated financial information for each of the four quarters in the years ended December 31, 2010 and 2009. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (dollars in thousands, except per share data).

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year (1)
2010:
Net revenue	$98,755	$103,921	$125,102	$140,671	$468,449
Gross profit	34,720	32,117	40,140	48,050	155,027
Income (loss) before
discontinued operations	277	(1,213)	4,603	2,781	6,448
Income (loss) after
discontinued operations	98	(43)	(128)	340	267
Net income (loss)	$375	$(1,256)	$4,475	$3,121	$6,715

Basic income (loss)
per share:
Continued operations	$0.01	$(0.02)	$0.09	$0.05	$0.12
Discontinued operations	—	—	(0.01)	0.01	—
Net income (loss)	$0.01	$(0.02)	$0.08	$0.06	$0.12

Diluted income (loss)
per share:
Continued operations	$0.01	$(0.02)	$0.08	$0.05	$0.12
Discontinued operations	—	—	—	—	—
Net income (loss)	$0.01	$(0.02)	$0.08	$0.05	$0.12

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year (1)
2009:
Net revenue	$82,794	$105,575	$101,161	$117,373	$406,903
Gross profit	24,241	34,214	33,218	36,761	128,434
Income (loss) before
discontinued operations	(9,854)	2,003	761	1,146	(5,944)
Income (loss) after
discontinued operations	(71)	(748)	417	(522)	(924)
Net income (loss)	$(9,925)	$1,255	$1,178	$624	$(6,868)

Basic income (loss)
per share:
Continued operations	$(0.18)	$0.04	$0.01	$0.02	$(0.11)
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.02)
Net income (loss)	$(0.19)	$0.02	$0.02	$0.01	$(0.13)

Diluted income (loss)
per share:
Continued operations	$(0.18)	$0.04	$0.01	$0.02	$(0.11)
Discontinued operations	(0.01)	(0.02)	0.01	(0.01)	(0.02)
Net income (loss)	$(0.19)	$0.02	$0.02	$0.01	$(0.13)

    (1)  The summation of quarterly net income per share may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis where securities may have an anti-dilutive effect during individual quarters but not for the full year.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit and Method of Filing
2.1	—
Agreement and Plan of Merger, dated as of November 17, 2010, among Hypercom, VeriFone, and Honey Acquisition Co. (incorporated by reference to Exhibit 2.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 19, 2010)

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

4.2	—
Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.3	—
Form of Rights Agreement between the Company and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on September 30, 2010)

4.4	—
Amendment to Rights Agreement, dated November 17, 2010, between Hypercom and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 19, 2010)

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
First Amendment to Loan and Security Agreement and Limited Consent, dated as of February 10, 2010, among Hypercom U.S.A., Inc. and Hypercom Manufacturing Resources, Inc., as Borrowers, Certain Financial Institutions, as Lenders, and Bank of America, N.A., as Agent* (incorporated by reference to Exhibit 10.19 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 12, 2010)

10.20	—
Second Amendment To Loan And Security Agreement And First Amendment To Fee Letter, dated as of December 30, 2010, by and among Bank of America, N.A., Hypercom U.S.A., Inc., and Hypercom Manufacturing Resources, Inc.
(incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on January 5, 2011)

10.21	—
Share Purchase Agreement, dated as of February 13, 2008, by and among Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on February 14, 2008)

Exhibit Number		Description of Exhibit and Method of Filing
10.22	—
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

10.24	—
Amendment to the Share Purchase Agreement (Amendment Nº1), dated as of April 1, 2008, by and between Thales SA, Thales Holding GmbH, Thales UK Limited, and Hypercom Corporation (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

10.25	—
Employment Contract, dated March 31, 2008, by and between Thales e-Transactions SA and Henry Gaillard (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on July 11, 2008)***

10.26	—
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

10.29	—
Offer Letter dated March 24, 2009 by and between Hypercom Corporation and Thomas B. Sabol (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on March 30, 2009)***

10.30	—
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

10.34	—	Hypercom Corporation 2010 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 26, 2010)***

10.35	—
Support Agreement, dated as of November 17, 2010, among VeriFone, FP Hypercom Holdco, LLC and Francisco Partners II, L.P. (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on November 19, 2010)

10.36	—
Separation Agreement, dated December 13, 2010, by and between Hypercom France SARL and Henry Gaillard (incorporated by reference to Exhibit 10.1 to Hypercom Corporation’s Current Report on Form 8-K filed on December 16, 2010)***

10.37	—
Vesting Letter, dated December 9, 2010, by and between Hypercom Corporation and Henry Gaillard (incorporated by reference to Exhibit 10.2 to Hypercom Corporation’s Current Report on Form 8-K filed on December 16, 2010)***

Exhibit Number		Description of Exhibit and Method of Filing
10.38	—	Manufacturing Agreement, dated February 1, 2011, by and between Hypercom Corporation and MiTAC International Corporation*†

21.1	—	List of Subsidiaries*

23.1	—	Consent of Independent Registered Public Accounting Firm*

24.1	—	Powers of Attorney*

31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

***	Management or compensatory plan or agreement.

†
Certain Confidential Information contained in this Exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.