Form 10-K/A
period 2010-12-31
HYPERCOM CORP
filed 2011-03-11
CIK 1045769

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
Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $212,113,740 based on the closing sale price as reported on the New York Stock Exchange. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at March 7, 2011
Common Stock, $.001 par value per share	56,377,663 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Notice and Proxy Statement for the 2011 Annual	Part III (Items 10, 11, 12, 13 and 14)
Meeting of Stockholders (Proxy Statement)

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Hypercom Corporation for the fiscal year ended December 31, 2010 as originally filed with the Securities and Exchange Commission on March 10, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to correct two inadvertent typographical errors on the second cover page of the Original Filing related to (i) the aggregate market value of the registrant’s common stock held by non-affiliates, and (ii) the documents incorporated by reference. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the Securities and Exchange Commission subsequent to the Original Filing.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

a. The following documents are filed as part of this Annual Report on Form 10-K/A:

   (1) Audited Consolidated Financial Statements
    No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on Form 10-K on March 10, 2011.

   (3) Exhibits
    See Exhibit Index on page 5 of this Annual Report on Form 10-K/A.

b. See Item 15(a)(3) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

    HYPERCOM CORPORATION

    By: /s/ Philippe Tartavull
    Philippe Tartavull
    Chief Executive Officer and President

    Date: March 11, 2011

EXHIBIT INDEX

Exhibit Number		Description of Exhibit and Method of Filing
31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.