Form 10-K/A
period 2010-12-31
HYPERCOM CORP
filed 2011-05-02
CIK 1045769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

    This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K of Hypercom Corporation for the fiscal year ended December 31, 2010 as originally filed with the Securities and Exchange Commission on March 10, 2011 (the “Original Filing”), which was previously amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on March 11, 2011. This Form 10-K/A amends the Original Filing, as amended, to replace in its entirety the information provided in Part III of the Original Filing, as amended, which was previously expected to be incorporated by reference from our Notice and Proxy Statement for the 2011 Annual Meeting of Stockholders. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing, as amended, to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing, as amended, in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing, as amended, or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing, as amended, was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the Securities and Exchange Commission subsequent to the Original Filing, as amended.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

    Our Board of Directors (the “Board”) currently consists of eight members, with Norman Stout serving as our non-executive chairman. Certain biographical information regarding each of our directors, including their ages, dates that they were first elected to the Board and a statement regarding board qualifications, is set forth below:

    Daniel Diethelm. Mr. Diethelm, age 48, has served as a Hypercom director since January 2004, currently serves as Lead Director and Chairman of the Audit Committee of the Board, and was Chairman of the Board from August 2005 to December 2007. He also previously served as a Hypercom director from August 2001 to May 2003. Mr. Diethelm has been President of 4Group, LLC, a private equity firm, since 2003. From 1998 to 2008, he was Managing Partner of Sudan Funding, LLC, which acts as a manager, investor and consultant primarily in turnaround situations. From June 2006 to March 2007, Mr. Diethelm served as a director of Apollo Group Inc. (NASDAQ: APOL). From January 2000 to January 2001, Mr. Diethelm was President and Chief Executive Officer of Aeropower Resources, Inc., a Rolls-Royce gas turbine Authorized Maintenance Center and Federal Aviation Administration repair station. From 1991 to 2000, Mr. Diethelm was Chief Executive Officer of Sebec Corporation, a management, investment and consulting firm. From 1987 to 1991, Mr. Diethelm was President and Chief Operating Officer of Gould Research, Inc., a registered investment advisor and investment management software and database development company, and served as a member of its board of directors. He also served as a Senior Analyst at Gould Research, Inc. from 1984 to 1987. He is a member of the Arizona State Exposition and Fair Board. Mr. Diethelm is a Chartered Financial Analyst. He received a Bachelor’s degree in Business Administration (Finance) from the University of Arizona. As a private investor and former equity analyst, Mr. Diethelm brings extensive financial and accounting experience to the Board with an investor’s perspective. Mr. Diethelm’s experience relating to the preparation and analysis of financial statements, as well as his understanding of internal controls, enables him to fulfill his role as Chairman of our Audit Committee and to assist our management in providing practical oversight over our accounting and finance functions.

    Johann Dreyer. Mr. Dreyer, age 52, has served as a director of Hypercom since December 2007. Mr. Dreyer has served as President, CEO and a director of S1 Corporation, a global provider of payments and financial services software solutions, since 2006. From 2005 to 2006, he served as President of S1’s Community Financial International Retail Banking and Global ATM/POS business. Mr. Dreyer was co-founder of Mosaic Software, a global software company specializing in payments systems purchased by S1 in November 2004. Before S1’s acquisition of Mosaic Software and from 2002, Mr. Dreyer served as Group Chief Executive Officer of Mosaic. Mr. Dreyer holds a Bachelor of Commerce Degree (Hons.) in Computer Science from the University of Stellenbosch in South Africa. Mr. Dreyer’s experience as an executive officer of a publicly traded company and extensive experience in the global card payments industry, and specifically, his knowledge of  the building of software solutions for banks, retailers and merchant acquirers and the building of global organizations to sell these solutions and services, bring significant value to the Board.

    Keith Geeslin. Mr. Geeslin, age 58, has served as a director of Hypercom since April 2008 (see “Francisco Partners Director Appointees” below). Mr. Geeslin joined Francisco Partners as a Partner in January 2004. Prior to joining Francisco Partners, he spent 19 years with the Sprout Group. Mr. Geeslin joined Sprout in 1984, became a General Partner in 1988, and became Sprout’s Managing Partner in 2000. Earlier in his career, he was the general manager of a division of Tymshare, Inc. and held various positions at its Tymnet subsidiary from 1980 to 1984. He was also previously a staff member of the U.S. Senate Commerce Committee. Mr. Geeslin serves on the board of directors of Blue Coat Systems, Inc. (BCSI), CommVault Systems, Inc. (CVLT), and Synaptics Incorporated (SYNA). He holds a Master of Science in Engineering and Economic Systems and a B.S. in Electrical Engineering from Stanford University, and a Master of Arts in Philosophy, Politics and Economics from Oxford University. With his extensive venture capital and private equity experience, Mr. Geeslin contributes to the Board an investor’s perspective on financial and strategic matters. His service as an outside director of other entities enables him to provide valuable insight on governance and business strategy.

    Thomas Ludwig. Mr. Ludwig, age 34, has served as a director of Hypercom since September 2010 (see “Francisco Partners Director Appointees” below). Mr. Ludwig is currently the Chief Operating Officer of Francisco Partners. He originally joined Francisco Partners in 1999 and served as an Associate until 2004. From August 2004 to January 2005, Mr. Ludwig was a Corporate Development Manager with Microsoft. Mr. Ludwig re-joined Francisco Partners in 2005 as a Vice President, became a Principal in 2008 and became Francisco Partners’ Chief Operating Officer in 2009. Prior to becoming Chief Operating Officer, Mr. Ludwig served on the board of directors of AdvancedMD, Foundation 9 Entertainment, Healthland and Mitel Networks. Prior to Francisco Partners, Mr. Ludwig was an investment banking analyst with Robertson Stephens & Co. from July 1998 through October 1999. He holds an M.B.A. from Harvard Business School and a B.S.E. in Civil Engineering from Princeton University. As a technology-focused private equity executive, Mr. Ludwig brings extensive financial transaction and mergers and acquisitions experience to the Board, along with valuable insight on business strategy and substantial experience with information technology systems and the preparation of financial statements.

    Ian Marsh. Mr. Marsh, age 57, has served as a director of Hypercom since July 2007 and currently serves as Chairman of the Compensation Committee of the Board. Mr. Marsh is also a director of Fexco Holdings Ltd., a business and financial services company located in Ireland, serving on its board’s compliance committee as chairman and on its compensation committee. In addition Mr. Marsh is a director of PreCash Inc. and chairman of its board’s compensation committee. He previously served as an advisor to Western Union Company from January 2009 to December 2009. He was Executive Vice President and Managing Director, Asia Pacific Region, of Western Union from September 2006 to December 2008. Mr. Marsh served as Senior Vice President and Managing Director – Asia Pacific at Western Union from February 2004 to September 2006. Prior to joining Western Union, Mr. Marsh served as President for Reader’s Digest Europe, with executive responsibility spanning 18 European markets. Prior to that, Mr. Marsh worked for American Express in senior roles overseeing banking, card, travel and insurance operations in both European and Asia-Pacific markets and regions, ultimately serving as President and Chief Executive Officer of American Express – Japan. Mr. Marsh has been educated in London, England and also studied the Institute of Bankers qualifications. Mr. Marsh brings extensive experience in managing large, complex and geographically diverse organizations, as well as knowledge of the payments and banking industries. His understanding of the strategies required to build businesses in Asia, a critical growth market for Hypercom’s future success, and his deep knowledge of global compensation management, provide valuable insight to the Board.

    Phillip Riese. Mr. Riese, age 61, has served as a director of Hypercom since October 2004 and currently serves as Chairman of the Nominating/Corporate Governance Committee of the Board. Mr. Riese has been President of Riese & Others, providing advisory and consultancy services to an array of private and publicly held mid-cap companies since 1998. He is an advisor to a number of venture capital and private equity firms, has co-invested with them and others in a range of companies globally, and is a board member of a number of privately held companies and advisor to their CEOs. In this time, Mr. Riese also served as Chief Executive Officer and a director of Optimark Technologies (to 2000) and AirClic Inc. (to 2003). Prior to this, Mr. Riese spent 18 years at American Express in a variety of positions, ultimately as President of the Consumer Card Services Group and Chairman of Centurion Bank before retiring in 1998. Mr. Riese previously had been a division executive at Chase Manhattan Bank. Mr. Riese holds a Bachelor of Commerce (Hons.) degree from Leeds University, a Masters of Business Administration from the University of Cape Town, and a Master’s Degree in management from the M.I.T. Sloan School of Management. With extensive experience in the payments industry globally and continued involvement with a number of new and emerging payment systems, Mr. Riese brings a unique payments market perspective to the Board. He further provides deep insights into global strategy and governance and the required organization, motivation and compensation of global organizations to achieve aggressive goals in challenging environments.

    Norman Stout. Mr. Stout, age 53, is the Chairman of the Board, has served as a director of Hypercom since April 2003, and previously served as Executive Chairman of Hypercom from December 2007 until August 2009. Mr. Stout was interim CEO of EF Johnson Technologies, Inc., a company developing and selling secure land mobile systems and subscriber radios, from August 2010 until November 2010. Mr. Stout was appointed Chief Executive Officer and a member of the board of directors of Inter-Tel, Inc., a Phoenix-based business communications provider, in February 2006. Following the acquisition of Inter-Tel by Mitel Networks Corporation in August 2007, Mr. Stout served as CEO of Mitel US (Mitel’s U.S. division) until June 2008. Mr. Stout was with Inter-Tel since June 1998, and had served as Chief Strategy Officer and Chief Administrative Officer prior to becoming CEO. He was also a member of Inter-Tel’s board of directors from 1994 to 1998. Immediately prior to Inter-Tel, Mr. Stout served as Chief Operating Officer of Oldcastle Architectural Products in 1998, President of Oldcastle Architectural West from 1996 to 1998, and President of Oldcastle’s Superlite Block subsidiary from 1993 to 1998. Mr. Stout was Chief Executive Officer of Boorhem-Fields, Inc., a Dallas, Texas, manufacturer of crushed stone, from 1990 to 1993, and its Chief Financial Officer from 1986 to 1990. Mr. Stout currently serves as a director of Mitel Networks Corporation and Remy International, Inc. Mr. Stout was employed by Coopers & Lybrand as a Certified Public Accountant from 1982 to 1986. He received a Bachelor of Business Administration degree in accounting from Texas A&M University and a Masters of Business Administration degree from the University of Texas. Mr. Stout brings extensive experience as a corporate executive and director to the Board. In particular, the Board benefits from his knowledge and experience in product development and supply chain management in technology and manufacturing industries, as well as his operating and financial management focus and knowledge.

    Philippe Tartavull. Mr. Tartavull, age 53, has served as Hypercom’s Chief Executive Officer and President and as a director since December 2007. Mr. Tartavull previously served on the Board from April 2006 to February 2007 before being appointed President in February 2007 and Chief Operating Officer in July 2007. From 1998 until immediately prior to joining Hypercom, he had been President and CEO of Oberthur Card Systems USA, a provider of mobile payment and identification systems and services through smart cards. Prior to joining Oberthur, Mr. Tartavull served as President and CEO of Thales/Syeca, a provider of system integration services and mission critical software for the transportation, nuclear, water and electric utilities, and defense industries. Mr. Tartavull currently serves as a director and chairman of the compensation committee of MRV Communication. Mr. Tartavull earned a Masters in Business Administration from the Institut d’Administration des Enterprises, Sorbonne University, a Masters of Science in Engineering from Ecole Nationale Superieure des Pétroles et des Moteurs, and a Bachelor of Science in Engineering from the Centre d’Etudes Supérieures des Techniques Industrielles, all in Paris, France. He is also a graduate of the Executive Program at the University of California at Los Angeles’ Anderson School of Management. With extensive experience in managing global technology companies, combined with a deep knowledge of the payment space, both on the issuance and acquiring sides, as well as software and supply chain operations, Mr. Tartavull provides the Board broad insight into the strategy, execution and vision of Hypercom.

    Francisco Partners Director Appointees. In connection with our acquisition of the Thales e-Transactions line of business, which was completed in April 2008 (the “Acquisition”), Hypercom and Francisco Partners II, L.P. (“FP II”) entered into a credit agreement (the “Credit Agreement”). Pursuant to the Credit Agreement, FP Hypercom Holdco, LLC, an affiliate of FP II (the “Holder”), loaned Hypercom $60 million at the closing of the Acquisition to partially fund the Acquisition. In connection therewith, we granted the Holder a warrant to purchase 10,544,000 shares of Hypercom common stock at $5.00 per share (the “Warrant”) and entered into a Registration Rights Agreement with the Holder pursuant to which Hypercom agreed to register for resale the shares of Hypercom common stock issuable upon exercise of the Warrant (the “Registration Rights Agreement”). On March 18, 2011, the Holder exercised the Warrant in full on a cashless exercise basis and we issued 5,923,492 shares of our common stock to the Holder upon such exercise.

    Pursuant to the terms of the Registration Rights Agreement, FP II has the power to nominate two directors to Hypercom’s Board if certain conditions are met. FP II will retain its appointment power for a single director nominee, which it selected Mr. Geeslin to fulfill, until the Holder, together with its affiliates, no longer holds at least 25% of the principal amount of the loan originally made to Hypercom under the Credit Agreement. FP II will retain its appointment power for a second director nominee, which it selected Mr. Ludwig to fulfill, until the Holder, together with its affiliates, no longer holds at least 50% of the principal amount of the loan originally made to Hypercom under the Credit Agreement. Mr. Geeslin was elected to the Board for a two-year term at the 2009 Annual Meeting of Stockholders and Mr. Ludwig was appointed by the Board as a director in September 2010.

Executive Officers

    The following are our executive officers as of April 25, 2011:

Name	Age	Title	Other Business Experience since 1/1/2006
Philippe Tartavull	53	Chief Executive Officer and President (since December 2007)	Director, Hypercom Corporation (since December 2007 and April 2006 – January 2007); President and Chief Operating Officer, Hypercom Corporation; President, Oberthur Card Systems, USA

Thomas Sabol	52	Chief Financial Officer (since April 2009)	Chief Financial Officer, Suntron Corporation (from February 2006 – April 2009); Director, Suntron Corporation (from July 2004 – April 2009)

Scott Tsujita	47	Senior Vice President, Finance, Treasury and Investor Relations (since October 2003)

Douglas Reich	67	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary (since November 2001)

Audit Committee and Audit Committee Financial Expert

    The Audit Committee currently consists of Messrs. Diethelm (Chair), Marsh and Riese. The Audit Committee assists the Board in fulfilling its oversight responsibilities to stockholders, the investment community and others by, among other things, monitoring: (1) the quality and the integrity of Hypercom’s financial statements; (2) the adequacy and effectiveness of Hypercom’s internal controls (including any significant changes in internal controls reported to the Audit Committee by the independent auditor or management); (3) the adequacy and effectiveness of Hypercom’s disclosure controls and procedures and management reports thereon; (4) Hypercom’s compliance with ethical policies contained in Hypercom’s Code of Ethics, and legal and regulatory requirements; (5) the independence and qualifications of Hypercom’s independent registered public accounting firm; and (6) the performance of Hypercom’s internal audit function and the independent registered public accountants. The Audit Committee also selects and engages independent auditors to audit Hypercom’s books, records and accounts, reviews the scope of the audits, and establishes policy in connection with Hypercom’s internal audit activities. The Audit Committee also pre-approves all audit and non-audit services provided by the independent auditors.

    The members of the Audit Committee each qualify as “independent” as set forth under Sections 303A.02(a) and (b) of the NYSE Listed Company Manual and special standards established by the SEC for members of audit committees. The Audit Committee also includes at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that such director meets the relevant definition of an “independent director.” Daniel Diethelm is the independent director who has been determined to be our audit committee financial expert. This designation is a disclosure requirement of the SEC related to Mr. Diethelm’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Diethelm any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. The Board has also determined that each Audit Committee member is financially literate and has sufficient knowledge in reading and understanding Hypercom’s financial statements to serve on the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires Hypercom officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Hypercom maintains a compliance program to assist its officers and directors in making these filings. Based solely upon a review of such filings furnished to us, we believe that Hypercom’s executive officers, directors and beneficial owners of more than 10% of our common stock timely complied with their filing requirements for the fiscal year ended December 31, 2010 (“Fiscal 2010”).

Code of Ethics

    Hypercom has a Code of Ethics that applies to all of Hypercom’s directors, executive officers and employees, including the CEO, Chief Financial Officer (“CFO”), Chief Accounting Officer (“CAO”), and persons performing similar functions. The Code of Ethics is available on the Corporate Governance portion of Hypercom’s website at www.hypercom.com and we will provide a print copy of our Code of Ethics to any stockholder upon request. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K in the event of an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our CEO, CFO, CAO, or persons performing similar functions, by disclosing such information on our website.

Item 11.   Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

    The purpose of this Compensation Discussion and Analysis is to provide material information about our compensation principles, philosophy and other relevant policies and to explain how and why we determined the compensation for our company’s most highly compensated senior executives. We are required by the SEC to provide this analysis with respect to: (a) each person serving as our CEO during Fiscal 2010; (b) each person serving as our CFO during Fiscal 2010; (c) the three most highly compensated executive officers other than our CEO and CFO serving at the end of Fiscal 2010; and (d) up to two additional individuals for whom disclosure would have been provided pursuant to (c) above but for the fact that the individual was not serving as an executive officer of our company at the end of Fiscal 2010 (collectively, the “Named Executive Officers” or “NEOs”). For Fiscal 2010, our Named Executive Officers were:

•	Philippe Tartavull, CEO and President;
•	Thomas Sabol, CFO;
•	Henry Gaillard, former Senior Vice President, Global Operations;
•	Scott Tsujita, Senior Vice President, Finance, Treasury and Investor Relations;
•	Douglas Reich, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary; and

    Mr. Gaillard resigned and is no longer an officer of Hypercom as of January 24, 2011.

    On November 17, 2010, we entered into a definitive merger agreement with VeriFone Systems, Inc. (“VeriFone”) and Honey Acquisition Co, Inc., a direct wholly-owned subsidiary of VeriFone, under which we will be merged with and into Honey Acquisition Co, Inc., with Hypercom continuing after the merger as the surviving corporation and a wholly-owned subsidiary of VeriFone, pursuant to which VeriFone will acquire Hypercom in an all-stock transaction. The merger was approved by our stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and other customary closing conditions. Upon the consummation of the merger, each share of our common stock issued and outstanding immediately prior to the merger will be converted into the right to receive 0.23 of a share of VeriFone common stock. The pending VeriFone merger has shaped many of our compensation decisions in the latter part of Fiscal 2010 and into 2011, as discussed further in this Compensation Discussion and Analysis.

Guiding Principles

    We have the following Guiding Principles with respect to executive compensation, as established by our Compensation Committee and approved by the Board:

•	Our compensation philosophy is established by the Compensation Committee and may be modified from time-to-time at the discretion of the Compensation Committee.

•
Our CEO will seek prior approval for all compensation decisions relating to: (a) all Named Executive Officers; (b) those individuals with a direct reporting relationship to the CEO; (c) those individuals in our company, other than the CEO, receiving total annual base compensation of more than $250,000; and (d) any compensation matter that is an exception to the compensation philosophy.

•
All other compensation decisions are delegated by the Compensation Committee to the CEO, with the expectation that all decisions: (a) adhere to the compensation philosophy; (b) are within the annual budget approved by the Board; and (c) are within the appropriate range for the applicable “compensation band” (as discussed below).

Compensation Philosophy

    Compensation and benefits for all employees, including the Named Executive Officers, are determined in the context of our compensation philosophy. The Compensation Committee evaluates our compensation philosophy on an annual basis in an effort to ensure that the components of total compensation, goals and benchmarks are aligned with Hypercom’s best interests. The central themes and purposes of our compensation philosophy are:

•             To encourage continuous improvement in performance at both a corporate and employee level;

•             To seek and retain the employment of the brightest, most innovative and talented employees who will help drive our business to achieve its maximum potential;

•             To define a “compensation band” for particular positions in order to determine an employee’s total mix of compensation, which is determined by considering positions of similar responsibility, the complexity of the position, and the market expectation for compensation for a particular position in the geographic region where the person is resident or on temporary assignment; and

•             To align, where appropriate, the compensation of our Named Executive Officers and other employees with stockholder interests, by, among other things, utilizing long-term incentives and triggering performance criteria with corporate results.

Compensation Policies and Practices Related to Risk Management

    We regularly assess our compensation policies and practices in response to current public and regulatory concern about the link between incentive compensation and excessive risk taking by corporations. We have concluded that our compensation program does not motivate imprudent risk taking and any risks involved in compensation are not reasonably likely to have a material adverse effect on Hypercom. In reaching this conclusion, we believe that the following risk oversight and compensation design features guard against excessive risk-taking:

•             Establishing base salaries consistent with executives’ responsibilities so that they are not motivated to take excessive risks to achieve a reasonable level of financial security;

•             Determining annual or quarterly cash incentive awards based on the achievement of targets based on operating income, as well as other items such as revenue growth, gross margin, earnings per share, EBITDAS (income from operations excluding special charges, depreciation, amortization and stock-based compensation), and market share targets, which helps ensure that extraordinary compensation is tied to the creation of enhanced value for stockholders;

•             Designing long-term compensation, including vesting provisions for equity compensation awards, to reward executives for driving sustainable, profitable, growth for stockholders;

•             Ensuring oversight by the Compensation Committee in the operation of our compensation plans; and

•             Providing the Compensation Committee with the ability to reduce annual or quarterly cash incentive awards for audit control deficiencies.

Role of Executive Officers in Determining Executive Compensation

    Consistent with our Guiding Principles, the Compensation Committee, or the Board upon recommendation of the Compensation Committee, makes all final compensation decisions related to our Named Executive Officers and the CEO’s direct reports. However, our CEO and other executive officers regularly provide information and recommendations to the Compensation Committee, including information relating to the performance of the executive officers, appropriate levels and components of compensation, including equity grants, and the targets for business unit performance or other goals for our annual or quarterly cash incentive awards.

    In particular, our typical practice calls for our CEO and the senior Human Resources officer to meet with the Compensation Committee at or near the beginning of each fiscal year to present:

•             An analysis of the 50 most highly compensated employees at Hypercom, which includes, among other things, their compensation, including benefits and long-term incentives, and performance ratings for the prior year.

•             A recommended base salary increase percentage based on market compensation data and our financial performance during the prior fiscal year for all employees on the payroll to be included as part of the annual budget process. Once a budget is established, base compensation may be adjusted at the CEO’s discretion within the budget.

•             A recommended corporate performance rating structure for determination of the annual or quarterly cash incentive awards, which structure will be based upon key metrics that, if achieved, should create positive market performance and a basis for creation of longer-term stockholder value.

    At the end of each year, our CEO also assists our Compensation Committee in evaluating our corporate performance and establishing a corporate performance rating for the recently completed fiscal year. Once such corporate performance rating is established and approved by the Board, our CEO allocates annual or quarterly cash incentive awards consistent with such corporate performance rating and individual performance ratings, compensation bands and our compensation philosophy. Near the beginning of the fiscal year ended December 31, 2008 (“Fiscal 2008”), we made certain changes to the way in which annual reviews of compensation are conducted, as discussed in further detail below.

    Our compensation philosophy requires that the CEO must seek prior Board approval for all compensation decisions relating to our Named Executive Officers, all other individuals with a direct reporting relationship to the CEO, and all executives earning a base salary in excess of $250,000. To the extent an employee of Hypercom that is not a direct report of the CEO and receives total annual base compensation of $250,000 or less is later determined to be a Named Executive Officer for a given fiscal year, our CEO and other executive officers may make compensation decisions related to such Named Executive Officer without prior Board approval. Our Human Resources department also supports the Compensation Committee in various other compensation-related tasks and in some cases acts pursuant to delegated authority to fulfill various functions in administering our compensation programs.

Role of Compensation Consultants

    Under its charter, the Compensation Committee has authority to retain and terminate compensation consultants, outside counsel and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. Our management engaged Mercer Human Resource Consulting, Inc. (“Mercer”) in November 2006 to conduct a compensation review and benchmark compensation for thirteen Hypercom executives, including base salary, annual incentive opportunities, total cash compensation, and long-term incentive grant values. Mercer completed its review and benchmarking in January 2007, and this information was presented to the Compensation Committee.

    In June 2008, Mercer was again retained by management and the Compensation Committee to conduct a compensation review and benchmark compensation for the top 100 position titles at Hypercom throughout our global regions. In addition, management and the Compensation Committee also retained Farient Advisors, LLC (“Farient”) in June 2008 to conduct a compensation review and benchmark compensation for the 25 most highly compensated employees at Hypercom. Mercer and Farient completed their reviews and benchmarking in the third quarter of 2008, and this information was presented to the Compensation Committee and Board. Farient also conducted a separate study and made recommendations with respect to equity compensation awards in December 2008. This information was presented to the Compensation Committee and Board in February 2009. No other consultants or advisers have subsequently been retained by management, the Compensation Committee, or the Board. From time to time, the Compensation Committee obtains and uses alternative compensation-related data on an informal basis. No additional compensation consulting work was obtained by the Board or management in Fiscal 2010 or thus far in 2011.

Market Data and Benchmarking

    From time to time, we or our outside advisors benchmark positions against the market to help us continue to keep our compensation and compensation bands consistent with the market. For example, our management engaged Mercer and Farient, for purposes of their benchmarking, to use multiple survey sources from their respective published survey libraries that focused on companies of similar size and revenue base as, and in related industries to, Hypercom. Although the information provided to us by Mercer in both 2006 and 2008 did not include the names of the specific companies surveyed, the companies used by Farient in its benchmarking analysis were CAM Commerce Solutions, Inc., Diebold, Inc., Ingenico SA, MICROS Systems, Inc., NCR Corp., PAR Technology Corp., Radiant Systems, Inc., and VeriFone. We refer to these companies collectively as our “Peer Companies” in this Compensation Discussion and Analysis.

    In Fiscal 2010, due to the timing and nature of the acquisition proposal from, and definitive merger agreement entered into with, VeriFone, we did not complete a compensation review and benchmarking analysis similar to those conducted in the fiscal year ended December 31, 2009 (“Fiscal 2009”) and Fiscal 2008 .

Analysis and Components of Executive Compensation

    A broad range of facts and circumstances are considered in setting executive compensation. Our compensation plans are designed to provide a competitive total compensation package consistent with our position in the marketplace, which is focused on both individual performance and corporate performance. Total compensation is comprised of the following elements:

•	Cash compensation;
•	Long-term incentives;
•	Severance and change of control arrangements; and
•	Other benefits and perquisites.

    The Compensation Committee considers each component of executive compensation in light of total compensation. For example, when considering a severance and change of control arrangement for an executive officer, whether it be a new hire or an executive currently employed with us, the Compensation Committee looks at the base salary amount, value of long-term incentive awards, and other benefits or arrangements to determine the appropriate level of termination payments and benefits.

    Our executives generally, and the NEOs in particular, are targeted within the compensation bands based on individual performance, company results, internal equity, past practice, and experience. Business results from the most recently completed fiscal year factor heavily in actual executive compensation earned. When we recruit externally, market competitiveness, experience, as well as the circumstances unique to a particular candidate may weigh more heavily in the compensation analysis. In contrast, when determining compensation for current NEOs, peer group data, business results and internal equity generally factor more heavily into the analysis.

    As part of our overall compensation philosophy, we strive to have total compensation (including base salary) for our executive officers approach, on average and over time, total compensation at approximately the 75th percentile of executives at companies comparable to ours. In Fiscal 2009, in order to analyze and make recommendations to our Compensation Committee with respect to payouts of total annual compensation to our CEO, we prepared a market comparison of CEOs or comparable executives at 15 companies that had annual revenues, market capitalizations, and other financial factors in common with the Company, which included a number of our Peer Companies.

    Due to the timing and nature of the acquisition proposal from, and definitive merger agreement entered into with, VeriFone, we did not prepare a market comparison for our NEOs in Fiscal 2010.

Cash Compensation

    Cash compensation for our Named Executive Officers is comprised of:

•	Base salary; and
•	Annual or quarterly cash incentive awards.

    Base Salary.  Consistent with our philosophy of tying pay to performance, our Named Executive Officers for the most part receive a relatively small percentage of their overall targeted compensation in the form of base pay. For example, our CEO may receive as little as 40% of his targeted annual cash compensation as base salary. We conduct reviews periodically to benchmark the base salaries of key positions against the market, with the last such review having been completed internally in Fiscal 2009 using reliable survey sources and proxy data, if applicable. Base salaries for our executives are targeted at the median base salary of executives performing similar roles at companies of similar size and complexity in the applicable market. For Fiscal 2009, we conducted competitive benchmarking based on reputable survey sources for base salaries of our top 50 highly compensated employees, which included three of our named executive officers, other than our CEO and CFO, who were employed at the time of the survey. For our CEO and CFO, competitive benchmarking for base salaries in Fiscal 2009 was proxy-based and included comparisons to Peer Companies. The data on where actual Fiscal 2009 base salary payments for our named executive officers fell in comparison to the targeted benchmark for such category (presented as the percentage deviation from the competitive median) was as follows: Philippe Tartavull—(-30%); Thomas Sabol—(-3%); Henry Gaillard—(-10%); Scott Tsujita—4%; and Douglas Reich—(-14%).

    Due to the timing and nature of the acquisition proposal from, and definitive merger agreement entered into with, VeriFone, we did not prepare a market comparison to benchmark the base salaries of key positions in Fiscal 2010.  Historically, adjustments at the senior and executive management level are made to recognize significant expansion of an individual’s role, or if competitive market data, such as the information gathered from Mercer or other sources, indicate a significant deviation from market standards. Employee merit increases over Fiscal 2010 base salary levels that went into effect in April 2011 were primarily determined based on managers’ assessments of the individual performance of their direct reports, including assessments done by our CEO of his direct reports, and recommendations were made to and approved by the Compensation Committee.

    Upon appointing Philippe Tartavull President in February 2007, the Compensation Committee determined to provide him with a base salary in the amount of $350,000. This determination took into account market competitiveness for similarly situated executives, and Mr. Tartavull’s prior experience. No increase in base salary was made in connection with Mr. Tartavull’s promotion to Chief Operating Officer in July 2007. However, upon his promotion to CEO in December 2007, the Compensation Committee determined to increase Mr. Tartavull’s base salary to $450,000. This determination was made in light of the additional responsibilities and workload inherent to the position of CEO, recognition that the scope of activities would be expanded because of the acquisition of the Thales e-Transactions business line, as well as to keep Mr. Tartavull’s base pay near the market median for CEO compensation at our Peer Companies. Mr. Tartavull’s base salary was not further increased in Fiscal 2008, Fiscal 2009 or Fiscal 2010.

    There were no salary adjustments for the other Named Executive Officers in Fiscal 2010, Fiscal 2009 or Fiscal 2008, other than standard merit increases for Scott Tsujita in Fiscal 2009 of approximately 3.0% of his previous base salary and in Fiscal 2010 of approximately 2.5% of his previous base salary, and for Douglas Reich in Fiscal 2008 of approximately 7.0% of his previous base salary. The base salary for Fiscal 2010 for each of Messrs. Sabol and Gaillard was as set forth in his respective employment agreement.

    We disclose the actual base salaries of our Named Executive Officers for Fiscal 2010, Fiscal 2009 and Fiscal 2008 (as applicable) in this Item 11, “Executive Compensation—Summary Compensation Table” in the column “Salary.”

    Annual or Quarterly Cash Incentive Awards.  Annual or quarterly cash incentive award payments are tied directly to annual or quarterly corporate and individual performance. The target annual or quarterly cash incentive awards for each executive is set based on the scope of responsibility of that executive within our organization, and is guided by our compensation philosophy that such executive will, over time, approach total cash compensation (including base salary) approximating the 75th percentile of executives performing similar roles in companies of similar size and complexity in the applicable market (including our Peer Companies), as of our most recent benchmarking analysis conducted in Fiscal 2009.

    The payment of annual or quarterly cash incentive awards is dependent on whether we have achieved the financial expectations that the Board establishes for our company for a particular year. Our corporate performance objectives are generally based upon revenue growth and operating income, and are set by the Board in connection with its approval of the annual budget. At or near the beginning of the year, the Board, upon recommendation of the Compensation Committee, sets the corporate and personal performance objectives for our CEO, and our CEO and CFO in conjunction with the Board also determine personal performance objectives for their respective direct reports, including each Named Executive Officer. The incentive compensation target for each Named Executive Officer is determined by the target percentage for each NEO in his or her respective employment agreement (or as otherwise provided). In determining the value of the incentive compensation target, corporate performance goals for executives deemed “corporate executives” are typically weighted 80-90% and personal performance goals are typically weighted 10-20%. Regional presidents or managing directors, and other key regional executives, are typically weighted 10-20% for corporate performance; 60-80% for regional performance and 10-20% for personal performance. Determinations regarding weighting of specific performance goals are made by the Board, upon recommendation of the Compensation Committee, at or near the beginning of the year based on a number of factors, such as identified areas for improvement or growth.

    At year end or in the first part of the subsequent fiscal year, our Board evaluates the performance of our company as a whole, based, in part, upon the pre-established corporate and personal performance goals. The Compensation Committee then reviews the total calculated payout to eligible employees, and specifically those payouts to the CEO and the direct reports of the CEO. In general, no awards are made when achievement of goals is below the pre-established thresholds set and approved by the Compensation Committee.

    Annual Cash Incentive Awards for 2008. The annual cash incentive award plan for 2008 was recommended by the Compensation Committee and approved by the Board. The plan continued the philosophy outlined above, with the following key elements:

•
Corporate goals for 2008 included financial goals for the combined Hypercom and Thales e-Transactions business line, reflecting the expected synergies from the combination of the businesses as contemplated in the investment proposal;

•	Significant weight was given to revenue growth and EBITDAS; and

•	A minimum target for EBITDAS of 80% of the budgeted forecast for 2008 was set as a threshold requirement for any payout under the plan.

    In addition, regional presidents or managing directors, and other key regional executives, were included in the plan for the first time. Previously, their incentive award was based solely on local regional performance, but is now based, in part, on overall corporate performance.

    The minimum EBITDAS target for Fiscal 2008 was not achieved and, accordingly, no incentive awards were earned by the Named Executive Officers for achievement of performance measures for Fiscal 2008. Actual EBITDAS for Fiscal 2008 (excluding an impairment charge) was $13.20 million.

    Annual Cash Incentive Awards for 2009. As a result of the challenging and uncertain global economy we faced in Fiscal 2009, our ability to project revenue far into the future proved difficult. This caused us to make changes to the annual cash incentive award plan for Fiscal 2009 to reflect these unusual circumstances. Our initial Non Sales Corporate Cash Incentive Award Plan, which was recommended by the Compensation Committee and approved by the Board, addressed the first quarter of Fiscal 2009 only. In the first quarter, each non sales employee’s (including the NEOs and other senior executives) individual cash incentive award target was 25% of their full year target.

    The first quarter cash incentive award plan was structured to have a reasonable probability of payout, with realistic corporate-wide goals for cash balance, revenue, and EBITDAS (as a proxy for profitability). The process for calculating the cash incentive award was as follows:

•
Minimum Cash Balance: If we met our minimum plan target for cash balance, any excess cash flow we achieve above the plan target would fund the potential “cash incentive award pool.” If we did not meet the minimum cash balance target, no money would be available for cash incentive awards.

•	Minimum EBITDAS: Provided the cash balance target was achieved, we would only pay cash incentive awards if we met or exceeded our Minimum EBITDAS target.

•
Revenue and EBITDAS: Provided the cash balance and Minimum EBITDAS targets were achieved, we calculated how much we would pay out in cash incentive awards based upon the actual revenue and EBITDAS generated in the first quarter of Fiscal 2009. Revenue would account for 30% of the weight of individual targets and EBITDAS would account for 70% of the weight of individual targets.

    The Minimum Cash Balance and Minimum EBITDAS were not achieved in the first quarter of Fiscal 2009, so no payouts were made pursuant to the first quarter cash incentive award plan. However, near the end of the first quarter and early in the second quarter of Fiscal 2009, as we gained an understanding of how we believed the year would unfold, management proposed and received Board approval of a revised cash incentive award plan for the balance of the year (second quarter through fourth quarter of Fiscal 2009). Payout under this balance of the year plan was based on the achievement of targets for each of operating income for the period and net revenue for the period as established by the Compensation Committee and derived from the corporate budget for the period that was approved by our Board. The plan contemplated a “bonus pool” funded from two sources: (i) by a percentage of operating income, with the percentage diminishing if higher levels of operating income were achieved, and (ii) by a fixed dollar amount of funding based on the achievement of net revenue targets, with the fixed amount increasing in step functions if performance increased. Certain thresholds were also established for the plan: (i) there would be no funding of the bonus pool from any source unless operating income exceeded $5.9 million for the period; (ii) there would be no funding of the net revenue component of the pool unless net revenue exceeded 80% of the budgeted revenue for the period, or $261.2 million; and (iii) no individual could earn more than 100% of their personal target incentive, prorated for three quarters.

    Based on actual operating income of $9.5 million earned during the balance of Fiscal 2009 and actual revenue of $324.1 million during such period that exceeded the minimum target for payout, subject to a provision in the plan that required 80% of the incentive payout to any individual to be determined by the overall corporate results as described above, and 20% to be determined by an evaluation of their personal contribution through a personal performance objectives process, the bonus pool was funded at the level that yielded the following payouts, which were paid in 2010: Mr. Tartavull—$296,560; Mr. Sabol—$127,616; Mr. Gaillard—approximately $92,557 (based on currency exchange rates as of December 31, 2009); Mr. Tsujita—$36,694; and Mr. Reich—$44,417.

    Annual and Quarterly Cash Incentive Awards for 2010.  For Fiscal 2010, management presented a 2010 budget and corporate and regional cash incentive award plan, which were approved by the Board and the Compensation Committee, respectively. The plan established payout levels for various combinations of revenue and operating income, with the average payout to eligible executives for their respective corporate goals determined by a payout matrix. Under the payout matrix, the payout would be 100% if the budget was achieved for the combination of revenue and operating income, would increase if revenue was above budget and decrease if revenue was below budget, would similarly increase if operating income was above budget and decrease if operating income was below budget, and had a minimum operating income threshold below which no annual cash incentive awards would be made.

    For Fiscal 2010, executives deemed “corporate executives” were weighted 80% for corporate performance and 20% for personal performance goals. Regional presidents or managing directors, and other key regional executives, were typically weighted 20% for corporate performance; 70-80% for regional performance, and 0-10% for personal performance. Based on actual revenue of $327.8 million for the first quarter through third quarter of Fiscal 2010 (and actual operating income of $13.4 million earned during such period), which exceeded the minimum target for payout, the NEOs received cash incentive awards for the first three quarters of Fiscal 2010 (paid in the fourth quarter of 2010) as follows: Philippe Tartavull—$262,800; Thomas Sabol—$122,640; Henry Gaillard—approximately $72,886 (based on currency exchange rates as of December 31, 2010); Scott Tsujita—$33,652; and Douglas Reich—$39,070.

    Due to our merger agreement with VeriFone entered into in November 2010, our 2010 cash incentive award plan, approved by the Board and Compensation Committee, was modified to be paid on a quarterly basis, beginning with the fourth quarter of Fiscal 2010. Based on actual revenue of $140.7 million for the fourth quarter of Fiscal 2010 (and actual operating income of $7.7 million earned during such period), which exceeded the minimum target for payout, the NEOs received cash incentive awards for the fourth quarter of Fiscal 2010 (paid in the first quarter of 2011) as follows: Philippe Tartavull—$126,327; Thomas Sabol—$58,953; Scott Tsujita—$16,176; and Douglas Reich—$18,781.

    Quarterly Cash Incentive Awards for 2011.  Our 2011 cash incentive award plan approved by the Board and Compensation Committee continues the prior-year plan by being paid on a quarterly basis, with a focus on revenue generation. Assuming results are above specified thresholds, quarterly incentive plan payouts will be calculated using a payout scale approved by the Compensation Committee. If plan performance achievement is below an established threshold, no payouts will be made.

Long-Term Incentives

    Equity compensation is used together with base salary and cash-based, non-equity incentive awards as a component of total compensation. Our use of long term incentive awards, such as “incentive stock options” (as defined by the Internal Revenue Code), non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”), performance share awards, dividend equivalent awards, and other stock-based awards, allows us to focus our senior and executive management on long-term growth and total stockholder return and value, retain critical talent, and provide a total compensation package that is competitive with our Peer Companies. To ensure that we are able to attract and retain high-caliber executives, our total compensation package for any executive is constructed so that the executive’s total compensation will, on average and over time, approach total compensation at approximately the 75th percentile of executives at companies comparable to ours (assuming that our performance is similar to that of the comparable companies). Our total compensation packages for our NEOs are heavily weighted towards equity compensation and non-equity incentive awards since we consider these two elements to align our NEOs’ interests with those of our stockholders.

    In Fiscal 2010, through our standard annual compensation process, our CEO, Philippe Tartavull, presented the Compensation Committee with a proposal for equity awards for each NEO, together with detailed underlying rationale and analysis for each executive’s total compensation package, each NEO’s personal performance, the importance of each NEO’s anticipated contributions to the development of long-term value creation, and, where appropriate, the number and value of each NEO’s then current equity award holdings. The Committee, using compensation guidelines provided by outside compensation consultants hired by the Company in prior fiscal years and the Committee members’ own experience and knowledge with respect to equity compensation, reviewed and, where appropriate, modified the recommended awards prior to approving them. For Fiscal 2010, equity incentive awards approved for the ongoing annual grant were in the form of non-qualified stock options and restricted stock awards. The Committee concluded that the equity grants to our NEOs in Fiscal 2010 were appropriate in light of all of the foregoing factors and criteria considered by the Committee.

    We typically grant stock options or RSAs, granted at the market price on the date of grant, vesting in installments over a three to five year period. This assures a focus on long-term growth. In addition, such awards help retain senior and executive management and other key employees because the recipient cannot realize the full economic benefit of the awards unless the holder stays employed by us for at least part of the vesting period of the awards, and our stock price increases from the date of grant. In determining the size of these grants, we primarily consider potential for long-term contribution and the value the executive will bring to our stockholders over time. We then consider job responsibility, individual performance results, peer group data, the number and value of awards the executive already holds, and other factors to determine the value of the award we make to the executive, translating the value into a number of options or RSAs at the time of the grant. See this Item 11, “Executive Compensation—Other Matters Relating to Executive Compensation—Equity Grants” below for information regarding our equity grant policy.

    Plans.  The Hypercom Corporation Long-Term Incentive Plan was last amended in 2001 (the “1997 Plan”) to allocate a total of 6.0 million shares of common stock for issuance. The 1997 Plan authorized the issuance of: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) RSAs; (v) performance share awards; (vi) dividend equivalent awards; and (vii) other stock-based awards. Stock options issued under the 1997 Plan become exercisable over a period determined by the Board (generally over three to five years) and expire after a period determined by the Board (generally 10 years). The Hypercom Corporation 2000 Broad-Based Stock Incentive Plan was amended in 2002 (the “2000 Plan”) to allocate 7.0 million shares of common stock for issuance. The 2000 Plan authorized the issuance of non-qualified stock options and RSAs, the majority of which must be issued to employees of our company who are not officers or directors. Non-qualified stock options issued under the 2000 Plan become exercisable over a period determined by the Board (generally over three to five years), and expire after a period determined by the Board (generally 10 years). The Hypercom Corporation 2010 Equity Incentive Plan (the “2010 Plan”) was adopted by the Board and was approved by the stockholders at the 2010 Annual Meeting. It allocates a total of 5.1 million shares of common stock for issuance, as well as the addition of up to 0.9 million shares that remained available for issuance under the 1997 Plan and 2000 Plan, both of which were terminated when the 2010 Plan went into effect on July 1, 2010.

    2010 Stock Option Grants.  On an annual basis, our Compensation Committee approves a grant of long-term equity for executives. The Compensation Committee believes that our long-term equity program provides an alignment of stockholder interests with those of our executives and is an excellent retention tool. The purpose of this compensation component is to establish long-term performance horizons for participants. By promoting ownership of our common stock, the plan creates stockholder-managers interested in Hypercom’s sustained growth and prosperity. Until 2009, we primarily used stock options for our long-term incentive awards.

    In Fiscal 2010, we continued to utilize stock options for both executive officers and other key employees. To ensure that grants are linked to potential for long-term contribution, we make our annual grants of options to executives following performance assessments to ensure appropriateness of each award consistent with expectations for future performance. The number of options granted to any individual is also based upon individual performance, retention risk, compensation bands, and other special factors. In Fiscal 2010, we granted stock options to the following NEOs: Philippe Tartavull (options for 350,000 shares); Thomas Sabol (options for 112,500 shares); and Henry Gaillard (options for 70,000 shares).We disclose the stock option awards granted in Fiscal 2010 to our Named Executive Officers in this Item 11, “Executive Compensation—Summary Compensation Table” in the column “Option Awards.”

    2010 Restricted Stock Awards.  Traditionally, our principal form of equity compensation to our Named Executive Officers has consisted of stock options. We have in the past issued RSAs to our CEO, CFO, as well as other executive officers and employees. Since the implementation of U.S. GAAP Codification of Accounting Standards Codification Topic 718 (formerly Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123R) (“ASC 718”), many public companies have begun issuing some form of restricted stock. We believe that one advantage to using RSAs is that we can issue fewer shares when compared to stock option grants, which will be less dilutive to our stockholders, while still providing long-term financial incentives to our executives that align them closely with our stockholders. We have generally reserved RSAs for the CEO or for special occasions, such as hiring of the CFO or other executive officers. Our Compensation Committee will continue to review the mix of our long-term incentive awards and issue RSAs when it determines appropriate.

    In Fiscal 2010, we granted RSAs to the following NEOs: Philippe Tartavull (140,000 shares); Thomas Sabol (45,000 shares); Henry Gaillard (75,000 shares); Scott Tsujita (5,000 shares); and Douglas Reich (5,000 shares). These grants will vest in one-third increments per year on each of the first three anniversary dates of the grant. With respect to these annual grants, our Compensation Committee approved the grant of RSAs from our existing pool of available shares as the primary vehicle of long-term incentive awards. Utilizing full-value awards, we feel that RSAs align executives with stockholders, reduce the volatility of stock options and share usage, have high retention and perceived value, and are also less dilutive than stock options. Having time-based vesting, we are also able to benefit from the tax efficiency of RSAs. We disclose the restricted stock awards granted in Fiscal 2010 to our Named Executive Officers in this Item 11, “Executive Compensation—Summary Compensation Table” in the column “Stock Awards.”

    Recent Awards. No recent awards have been granted to any of the NEOs as of the date of this Amendment No. 2, nor are any such grants contemplated at this time. Pursuant to the merger agreement with VeriFone, we are restricted from granting any new equity awards during the period between November 17, 2010 and the closing of the merger or earlier termination of the merger agreement.

Severance and Change of Control Arrangements

    We use the following severance policy as a guideline relating to severance for our executive officers and other employees, but severance outcomes vary on a case by case basis:

•
For a termination other than for cause or a mutually agreed separation from employment, executive officers with one to four years of service may receive up to six (6) months of base pay in either a lump sum or in salary continuation, at the discretion of our CEO; and

•
For a termination other than for cause or a mutually agreed separation from employment, executive officers with more than four years of service may receive up to nine (9) months of base pay in either a lump sum or in salary continuation, at the discretion of our CEO.

    We have entered into employment agreements or arrangements with most of the Named Executive Officers and certain other senior executives that, in certain cases, include severance and change of control provisions. The employment agreements with each of Philippe Tartavull, our President and CEO, Thomas Sabol, our CFO, and our previous agreement with Henry Gaillard, our former SVP, Global Operations, include severance and change of control provisions.

    In connection with Mr. Gaillard’s departure, he entered into a separation and general release which took precedence over his former employment agreement with respect to severance and change of control matters.

    For a detailed description of these employment arrangements and provisions, see this Item 11, “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements.”

    The 1997 Plan provided, and our 2010 Plan provides, that upon a “Change of Control,” as defined, the Board may, in its discretion, cause all outstanding awards to become fully exercisable and all restrictions on outstanding awards to lapse. In addition, participants in the 1997 Plan may be allowed to exercise awards prior to the occurrence of the event otherwise terminating the awards, over such period as the Board may determine. Our 2000 Plan provided, and our Nonemployee Directors’ Plan provides, that upon a “Change of Control,” as defined in such plans, all outstanding options and other awards under such plans shall become fully exercisable and all restrictions on outstanding awards shall lapse. In addition, participants in the plans may exercise their options prior to the occurrence of the event constituting the change of control. The Board may also cause all outstanding awards to terminate, provided that the surviving or resulting corporation tenders substantially equivalent options to the participants.

    In connection with the execution of the VeriFone merger agreement, the Board approved accelerated vesting in full of all Hypercom equity awards and restricted stock awards outstanding on November 17, 2010, including those held by the NEOs, effective 10 days prior to the expected closing date of the merger (without regard to whether a qualifying termination has occurred).

    Severance and Retention Arrangements.  On October 14, 2010, the Compensation Committee adopted a Change of Control Plan to incentivize employees to remain with Hypercom despite the publicly announced desire of VeriFone to acquire Hypercom, the willingness of VeriFone to sell off Hypercom’s U.S. operations if needed to address potential competitive concerns, and concerns that in light of such ongoing events, key employees may be solicited by competitors.

    On November 15, 2010, the Compensation Committee amended the Change of Control Plan to make modifications designed to assure its effectiveness in the VeriFone transaction and to incentivize key employees to stay with Hypercom during any transition period or beyond. The Change of Control Plan, as amended, supersedes the provisions in any individual employment agreement or previous change of control agreement with a participant to the extent of the subject matter covered by the Change of Control Plan, except to the extent otherwise provided by the participant’s participation agreement.

    Under the Change of Control Plan, as amended, certain employees are entitled to severance benefits if they are terminated following a change of control (as defined therein). The Change of Control Plan also covers certain senior officers and generally codifies benefits that they had in pre-existing arrangements. With respect to Philippe Tartavull, Thomas Sabol, Scott Tsujita and Douglas Reich, the Change of Control Plan provides for payment of a retention bonus to each of these individuals upon the closing of the merger or their earlier termination of employment without cause or resignation for good reason. Further, each individual will be entitled to company-paid continuing healthcare coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) for a specified period and accelerated vesting of any equity awards held upon any such termination occurring prior to the merger or within 12 months thereafter. The cash value of benefits available to such NEOs under the amended Change of Control Plan (estimated as of December 31, 2010, unless otherwise indicated) is summarized in the table below.

Name(1)	Title	Retention Bonus		COBRA Premiums	Relocation Expenses		Total Cash Benefits	Accelerated Vesting Shares(4) (#)	Equity Value(5)
Philippe Tartavull	Chief Executive Officer and President	$675,000	(2)	$32,400	$75,000	(3)	$782,400	598,334	$3,670,085
Thomas Sabol	Chief Financial Officer	$450,000	(2)	$32,400	—		$482,400	251,949	$1,610,619
Scott Tsujita	Senior Vice President, Finance, Treasury and Investor Relations	$192,077		$7,200	—		$199,277	15,139	$117,703
Douglas Reich	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	$223,000		$21,600	—		$244,600	13,056	$109,166

(1)	Henry Gaillard resigned and is no longer an officer of Hypercom as of January 24, 2011, and is not entitled to benefits under the Change of Control Plan.
(2)
Upon completion of the merger, Mr. Tartavull will be entitled to a cash retention bonus equal to his base salary for the greater of 18 months or the period remaining until December 30, 2012, the termination date of his employment agreement with Hypercom. Because the amount set forth in the table above represents 18 months of Mr. Tartavull’s base salary, this amount will increase if the merger is completed before June 30, 2011. The pre-existing change of control arrangement for Mr. Sabol was set to expire by its terms in April 2011, but such terms have been replaced and superseded by the Change of Control Plan.

(3)
In addition to the benefits provided by the Change of Control Plan, Mr. Tartavull will be entitled under his employment agreement with Hypercom to reimbursement of reasonable moving expenses to relocate his primary residence during a period of six months following his termination of employment without cause or resignation for good reason within 12 months following the merger.

(4)
The Board has approved accelerated vesting in full of all Hypercom equity awards outstanding at November 17, 2010, including those held by the NEOs, effective 10 days prior to the expected closing date of the merger (without regard to whether a qualifying termination has occurred). The amounts listed in this column represent the aggregate number of Hypercom RSA and option shares held by each NEO that were unvested as of December 31, 2010 but will be vested in full 10 days prior to the expected closing date of the merger. See this Item 11, “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End – Fiscal 2010” on page 21 for more information on unvested RSA and option shares held by the NEOs at the end of Fiscal 2010.

(5)
The amounts listed in this column represent the intrinsic value of the Hypercom RSA and option shares held by each NEO that were unvested as of December 31, 2010 but will be vested in full 10 days prior to the expected closing date of the merger, and assumes that the closing date of the merger had occurred on December 31, 2010. The dollar value is based on the closing market price of $38.56 for VeriFone common stock on December 31, 2010. Each share of our common stock issued and outstanding immediately prior to the merger, including RSA shares, will be converted into the right to receive 0.23 of a share of VeriFone common stock upon closing of the merger. Each Hypercom option award outstanding immediately prior to the merger will be converted into a VeriFone option award, at the 0.23 exchange ratio, upon closing of the merger. The closing market price of VeriFone’s common stock was $54.82 on April 29, 2011, which would change the amounts in this column above had the merger closed on such date.

    Potential Acceleration of Options and Restricted Stock Awards.  As noted above, the Board approved accelerated vesting in full of all Hypercom equity awards and restricted stock awards outstanding on November 17, 2010, the date the merger agreement was signed, including those held by the NEOs, effective 10 days prior to the expected closing date of the merger (without regard to whether a qualifying termination has occurred).

    Severance Agreements with Former NEOs.  On December 13, 2010, Henry Gaillard and Hypercom France SARL, a wholly-owned subsidiary of Hypercom, entered into a separation agreement (“Convention de Rupture - Articles L.1237-11 et suivants du Code du travail” or the “Separation Agreement”), pursuant to which the parties mutually agreed that Mr. Gaillard’s employment agreement would be terminated following the French legal requirements for (i) a 15-day period during which the parties could revoke the Separation Agreement (the “Revocation Period”) and (ii) the expiration of the applicable registration period with the French department of labor (“Période de Homologation”) leading to the successful registration of the Separation Agreement under French law, which occurred on January 24, 2011 (the “Termination Date”). In addition, Mr. Gaillard (x) resigned from his position of Senior Vice President, Global Operations of Hypercom Corporation, as of December 13, 2010, and (y) received a letter from the Company dated December 9, 2010 that confirmed the parties’ agreement with respect to Mr. Gaillard’s outstanding Hypercom equity awards following the expiration of the Revocation Period and Période de Homologation (the “Vesting Letter”).

    Mr. Gaillard’s resignation was effective as of the Termination Date, and pursuant to the Separation Agreement and Vesting Letter, Mr. Gaillard was entitled to: (i) the legal indemnity required under French law for such settlement agreement to be legally valid (based on salary, years of service, and age), paid in a lump sum of approximately $475,747 (based on currency exchange rates as of December 31, 2010) on the Termination Date, subject to applicable withholding requirements; (ii) a bonus payment pursuant to Hypercom’s non-equity incentive compensation plan for 2010, paid in a lump sum of approximately $72,886 (based on currency exchange rates as of December 31, 2010) on the Termination Date, subject to applicable withholding requirements; (iii) an amount equal to the cash equivalent value of his accrued but unused paid time off balance as of the Termination Date, subject to applicable withholding requirements; (iv) as consideration for a three-month non-compete provision, a monthly payment of approximately $18,553 (based on currency exchange rates as of December 31, 2010) during the three-month non-compete period that commenced on the Termination Date, which constitutes the minimum required legal amount (60% of his current monthly base salary); (v) a total of 78,000 shares of restricted stock granted to him on April 15, 2009 and May 17, 2010 that were otherwise subject to restrictions based on three-year vesting schedules became fully vested and unrestricted as of the Termination Date; and (vi) all outstanding stock options owned by him that were vested as of the Termination Date are exercisable within four months thereafter. Payments related to the six-month contractual notice requirement, the six-month contractual severance requirement, and a pro-rated 2011 bonus amount, as set forth in Mr. Gaillard’s employment agreement, were cancelled under the terms of the Separation Agreement. The Separation Agreement also contains customary non-disclosure, non-solicitation and non-disparagement restrictive covenants.

    We believe that our severance benefits, change of control arrangements and the separation agreement for Mr. Gaillard are consistent with the principal objectives of our compensation programs. We believe that our management has played a crucial role in making us a successful company and it sends an important signal to the market and potential employees that we are willing to, in some cases, protect our management with some guaranteed compensation in the event of a termination after a change of control transaction. In addition, management may be less reluctant to resist change of control transactions that are in the best interests of our stockholders if they have the added security that comes with such change of control arrangements. We believe that the cash and other components of these arrangements are consistent with the market in which we operate and are relatively immaterial when viewed in relation to the benefits that they provide to us and our stockholders and the overall value of our company.

Other Benefits and Perquisites

    Our health care, insurance and other welfare and employee benefits are substantially the same for all of our employees, including our Named Executive Officers. We generally do not provide any ongoing material perquisites to our executive officers. We have a practice of limiting executive perquisites because we feel that it is consistent with our compensation philosophy, which emphasizes pay for performance. For instance, in fiscal year 2006, we discontinued housing and car allowances for senior and executive management to reduce compensation costs, except on a case by case basis.

    We have in the past made tax “gross up” payments on behalf of certain NEOs, pursuant to their respective employment agreements or otherwise, for benefits received such as commuting and relocation expenses or upon vesting of RSAs, which is a taxable event. In August 2009, the Board and Compensation Committee directed management to immediately discontinue the use of tax gross-ups across the board for RSA vesting and the gross-ups of other benefits. The only exceptions to this new policy were Mr. Tartavull’s commuting expenses, for which tax gross ups were to cease on or before September 30, 2010, and expenses paid by Hypercom for company-required relocations of new employees, consultants and advisors (“New Hires”), or existing employees, at the full discretion of the Board.

    In Fiscal 2010, 2009 and 2008, we paid housing and travel expenses for Philippe Tartavull, our CEO, in connection with his commuting from his home in the Los Angeles area to Scottsdale each week, consistent with his amended employment agreement, including tax gross-ups of such benefits. In addition, we paid for a leased automobile for Henry Gaillard consistent with his employment agreement.

    We describe the perquisites and other benefits paid in Fiscal 2010, 2009 and 2008 to each of the Named Executive Officers (as applicable) in this Item 11, “Executive Compensation—Summary Compensation Table” in the column “All Other Compensation” and the accompanying table labeled “All Other Compensation Table – Fiscal 2010, 2009 and 2008”.

Impact of Taxation and Accounting Considerations on Executive Compensation

    Our Compensation Committee attempts to establish executive officer compensation programs that will maximize our related income tax deductions to the extent that it determines such actions are consistent with our compensation philosophy and in the best interests of our stockholders. Our goal is to have most of the compensation paid to our CEO and our other Named Executive Officers qualify as performance-based and deductible for federal income tax purposes under Section 162(m) of the Internal Revenue Code. Our compensation plans are structured so that most amounts paid under those plans will be fully deductible. However, some of the compensation that we pay may not be deductible. Under Section 162(m) of the Internal Revenue Code, we cannot take a tax deduction for compensation paid in excess of $1 million in any one year to our CEO and three highest paid executive officers, other than the CFO. However, if we pay compensation that is “performance-based” under Section 162(m), we may receive a federal income tax deduction for the compensation even if these executives are paid more than $1 million during a single year. We do not use the tax deduction as a justification for awarding compensation in excess of $1 million. However, to the extent the awards do exceed $1 million, we generally believe it is in the stockholders’ best interests to award compensation that will qualify as “performance-based” in order to take advantage of the tax deduction.

    Our Compensation Committee also considers special rules applicable to nonqualified deferred compensation arrangements under Code Section 409A and the accounting treatment of various types of equity-based compensation under ASC 718, as well as the overall income tax rules applicable to various forms of compensation.

    While the tax impact of any compensation arrangement is one factor to be considered, our Compensation Committee evaluates such impact in light of our overall compensation philosophy, and, from time to time, the Compensation Committee may award compensation that is not fully deductible if the Compensation Committee determines that such award is consistent with our philosophy and in the best interests of our stockholders. Based upon our understanding of the regulations under Section 162(m), we believe that the full amount of compensation expense in Fiscal 2010 is deductible. However, any such deductibility will result in additional tax loss carryforwards that are not currently realizable and, therefore, there will be no current tax deduction for such compensation expenses.

    The Compensation Committee and the Board also take into account other tax and accounting consequences of its total compensation program and weigh these factors when setting total compensation and determining the individual elements of an executive officer’s compensation package.

Other Matters Relating to Executive Compensation

Hedging Transactions

    We have a comprehensive insider trading policy, which, among other things, provides that insiders shall not engage in short sales of, purchase on margin, or buy or sell puts, calls or other derivatives of our securities because of the potential conflict of interest or the perceptions created and the resulting possible impact on the market. All employees are required to adhere to these special rules.

Equity Grants

    In December 2007, the Compensation Committee approved an amended and restated equity award grant policy (the “Equity Grant Policy”). Under the Equity Grant Policy, equity awards under Hypercom’s employee equity compensation plans may be granted to two groups of recipients: (a) New Hires; and (b) all other eligible participants in the plans (“Other Participants”). Grants of equity awards to New Hires will be effective on the 15th day of the month following the New Hire’s first day of employment, or if not a business day, the next succeeding business day. New Hire grants to executive officers must be approved by the Board or the Compensation Committee at a meeting of the Board or the committee. Grants of equity awards to all Other Participants will be effective on the 15th day of the month following the date such grant was approved, or if not a business day, the next succeeding business day. The exercise price (if applicable) for all equity awards will be the closing price of Hypercom’s common stock on the New York Stock Exchange on the effective date of the grant, or if not a business day, the next succeeding business day. Prior to adoption of the Equity Grant Policy, our options and other grants were priced at market value on the date of Board or Compensation Committee approval.

    Grants of equity awards made by the Board or the Compensation Committee will occur only at meetings of the Board or the committee (including telephonic meetings), and may not occur through action by written consent. The minutes of meetings at which grants of equity awards are made must include the date of the meeting, the date of the grant, the names of the grantees, the number of options or shares granted to each grantee, the vesting terms and the expiration date. Grants made by the CEO will be evidenced by a signed and dated CEO Equity Award Grant List containing the date of the grant, the names of the grantees, the number of options or shares granted to each grantee, the vesting terms and the expiration date. All grants will be made pursuant to a standard form of award agreement previously approved by the Compensation Committee, unless the Board or the Compensation Committee determines otherwise.

    The Nonemployee Directors’ Plan is not covered under the Equity Grant Policy because it is treated as a “formula plan” within the meaning of Rule 16b-3, or any successor provision, promulgated pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which generally means that the plan provides for automatic grants. However, under the Nonemployee Directors’ Plan, each newly elected non-employee director receives an option to purchase 15,000 shares of our common stock and each non-employee director also receives an option to purchase 15,000 shares of common stock each year following Hypercom’s annual earnings release, which typically occurs in early March.

Stock Ownership Guidelines

    Effective December 2005, the Compensation Committee recommended and the Board approved stock ownership guidelines for our directors. See this Item 11, “Executive Compensation—Compensation of Directors—Stock Ownership Guidelines” for a description of these guidelines. These guidelines are designed to encourage our directors to increase and maintain their equity stake in our company and thereby to more closely link their interests with those of our stockholders.

    Effective November 2009, the Compensation Committee recommended and the Board approved new stock ownership guidelines covering both our non-employee directors and our executive officers. Under the new guidelines, non-employee directors and executive officers are expected to attain a meaningful value of Hypercom stock ownership over time, defined as follows:

Non-Employee Directors Three times (3X) Annual Retainer	Three times (3X) annual retainer
CEO	Ten times (10X) base salary
CEO Direct Reports	Five times (5X) base salary
Other Section 16 Officers	Five times (5X) base salary

    Until each non-employee director and each executive officer described in the above table attains the required meaningful value of Hypercom stock ownership, he or she may sell no more than 40% of the shares received from any Hypercom equity award. Hypercom shares purchased by an executive officer utilizing his or her own means, including purchases within our 2008 Employee Stock Purchase Plan (“ESPP”) or in an open market transaction, but excluding the exercise of Hypercom stock options, are exempt from the restrictions on sale contained in these guidelines, although they may be included in the computation of total ownership, as described below.

    A non-employee director that serves on the Board as a designated representative of another party, such as an institution, fund, investor, lender or other person, pursuant to a written agreement with us that grants such party the right to designate and/or appoint a representative director on the Board, is exempt from complying with the stock ownership guidelines. The Board may amend the categories of executive officers subject to the guidelines at any time.

    Hypercom stock holdings that will be included in determining compliance with the stock ownership guidelines include the sum of the value of all of the following, as of the date of a sale transaction: (i) all shares owned outright, including shares granted by Hypercom, purchased upon exercise of options, purchased within the ESPP or purchased in the open market; (ii) all restricted shares, whether vested or unvested; and (iii) all shares underlying options, whether vested or unvested, valued at the current fair market value of the underlying shares less the exercise price. Hypercom shares included in RSAs or stock options granted prior to adoption of this policy are not subject to the restrictions on sale.

    Any sale of Hypercom stock by a non-employee director or executive officer that results in the occurrence of any failure to comply with the stock ownership guidelines may be deemed an intentional breach of this policy and may constitute grounds for the executive officer’s termination for cause, or in the failure to nominate the non-employee director for re-election at the next stockholder meeting at which such non-employee director’s term expires, each in the sole discretion of the Board. In order to ensure compliance with this policy and prevent any inadvertent breach of the guidelines, each sale of Hypercom stock by a non-employee director or executive officer must be reviewed and approved in advance by our Corporate Secretary, and such approval shall only be withheld if the sale would result in a violation of Hypercom policy or applicable law or regulation.

EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table provides summary information about compensation expensed or accrued by our company during Fiscal 2010, 2009 and 2008 (as applicable) for the Named Executive Officers.

    In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers that are available generally to all of our salaried employees, and except as set forth below, does not include perquisites and other personal benefits received by the Named Executive Officers that do not exceed, in the aggregate, $10,000.

Summary Compensation Table – Fiscal 2010, 2009 and 2008

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4)($)	Total ($)
Philippe Tartavull Chief Executive Officer and President	2010	450,000	641,200	990,744	389,127	35,867	2,506,938
	2009	450,000	172,500	—	296,560	123,542	1,042,602
	2008	452,692	—	492,000	—	202,980	1,147,672
Thomas Sabol Chief Financial Officer(5)	2010	300,000	206,100	318,454	181,593	—	1,006,147
	2009	207,692	—	138,491	127,616	—	473,799
Henry Gaillard Former SVP, Global Operations(6)	2010	291,533	128,240	175,271	72,886	485,349	1,153,279
	2009	315,385	76,500	—	92,557	9,926	494,368
	2008	229,664	—	226,000	—	4,447	460,111
Scott Tsujita SVP, Finance, Treasury and Investor Relations	2010	190,851	22,900	—	49,848	—	263,599
	2009	187,382	12,400	—	36,694	—	236,476
	2008	181,940	—	50,750	—	—	232,690
Douglas Reich SVP, General Counsel, Chief Compliance Officer and Secretary	2010	223,000	22,900	—	57,851	—	303,751
	2009	223,000	10,200	—	44,417	—	277,616

(1)
This column represents the aggregate grant date fair value of stock awards granted to the NEOs in accordance with ASC 718 and SEC rules. Generally, the aggregate grant date fair value is the amount that we expect to expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the NEO. See the Notes to the Consolidated Financial Statements entitled  ‘Stockholders’ Equity’ included in our Annual Reports on Form 10-K, as amended, for the fiscal years ended December 31, 2008, 2009 and 2010, respectively, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC 718.

(2)
This column represents the aggregate grant date fair value of option awards granted to the NEOs in accordance with ASC 718 and SEC rules. Generally, the aggregate grant date fair value is the amount that we expect to expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the NEO. See the Notes to the Consolidated Financial Statements entitled ‘Stockholders’ Equity’ included in our Annual Reports on Form 10-K, as amended, for the fiscal years ended December 31, 2008, 2009 and 2010, respectively, for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC 718.

(3)
This column represents annual or quarterly cash incentive plan payments earned by the NEOs in the respective fiscal year and tied to specific pre-established individual performance targets. Pursuant to the terms of his employment agreement, the Fiscal 2009 amount for Mr. Sabol included a guaranteed cash incentive award of 10% of his base salary, or $30,000, for the period commencing on the date of his employment through December 31, 2009.

(4)	See the All Other Compensation Table below for additional information.

(5)	Mr. Sabol was appointed CFO on April 20, 2009; his annualized base salary in 2009 was $300,000.

(6)
Mr. Gaillard resigned and is no longer an officer of Hypercom as of January 24, 2011. The dollar amounts listed above for Mr. Gaillard in the Salary, Non-Equity Incentive Plan Compensation, and All Other Compensation columns are based on currency exchange rates as of December 31, 2010, 2009 and 2008, respectively. Mr. Gaillard’s annualized base salary for Fiscal 2008 was approximately $306,000.

    The following table describes each component of the All Other Compensation column in the Summary Compensation Table:

All Other Compensation Table – Fiscal 2010, 2009 and 2008

Name of Executive		Commuting Expenses(1) ($)	Severance Payments(2) ($)	RSA Tax Payments(3) ($)	Total ($)
Philippe Tartavull	2010	35,867	—	—	35,867
	2009	105,823	—	17,719	123,542
	2008	75,661	—	127,319	202,980
Henry Gaillard	2010	9,602	475,747	—	485,349
	2009	9,926	—	—	9,926
	2008	4,447	—	—	4,447

(1)
This column reports the cost to our company of the following: (a) in the case of Mr. Tartavull, providing reimbursement for lodging and transportation expenses incurred by him for purposes of commuting to our corporate headquarters from out of state, including taxes paid by our company on the “gross-up” of such benefits (we ceased making these payments for Mr. Tartavull’s commuting expenses as of September 30, 2010); and (b) in the case of Mr. Gaillard, making lease payments for an automobile used by Mr. Gaillard for commuting (based on currency exchange rates as of December 31, 2010, 2009 and 2008, respectively).

(2)
This column reports the cost to our company of a severance payment made to Mr. Gaillard pursuant to the terms of his separation agreement (based on currency exchange rates as of December 31, 2010), which was paid on January 24, 2011. It does not include the three monthly payments of approximately $18,553 each (based on currency exchange rates as of December 31, 2010) made to Mr. Gaillard in 2011 during his post-termination non-competition period.

(3)	This column reports taxes paid by our company on the “gross-up” of vested RSAs. We ceased making tax gross-up payments for this category of compensation as of August 2009.

Plan-Based Awards During Fiscal 2010

    The following table sets forth certain information with respect to grants of awards to the NEOs under our non-equity and equity incentive plans during Fiscal 2010.

Grants of Plan-Based Awards – Fiscal 2010

		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)
Name	Grant Date					Non-Equity Incentive Plan Awards ($)
Philippe Tartavull	05/17/2010	70,000	—	—	320,600	—
Chief Executive Officer and President	05/17/2010	70,000	—	—	320,600	—
	05/17/2010	—	175,000	4.58	495,372	—
	05/17/2010	—	175,000	4.58	495,372	—
	12/23/2010	—	—	—	—	262,800
	03/18/2011	—	—	—	—	126,327
Thomas Sabol	05/17/2010	45,000	—	—	206,100	—
Chief Financial Officer	05/17/2010	—	112,500	4.58	318,454	—
	12/23/2010	—	—	—	—	122,640
	03/18/2011	—	—	—	—	58,953
Henry Gaillard	05/17/2010	28,000	—	—	128,240	—
Former SVP, Global Operations	05/17/2010	—	70,000	4.58	175,271	—
	01/24/2011	—	—	—	—	72,886
Scott Tsujita	05/17/2010	5,000	—	—	22,900	—
SVP, Finance, Treasury and Investor Relations	12/23/2010	—	—	—	—	33,652
	03/18/2011	—	—	—	—	16,176
Douglas Reich	05/17/2010	5,000	—	—	22,900	—
SVP, General Counsel, Chief Compliance Officer and Secretary	12/23/2010	—	—	—	—	39,070
	03/18/2011	—	—	—	—	18,781

(1)	This column reports the grant date fair value for each equity award computed in accordance with ASC 718.

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment Agreements

    Philippe Tartavull.  On January 16, 2007, we entered into a three year employment agreement covering the appointment of Philippe Tartavull as our President, with a term commencing on February 6, 2007 and expiring on February 5, 2010. Mr. Tartavull’s employment agreement was amended on July 11, 2007 and, on December 20, 2007, we entered into an amended and restated employment agreement in connection with Mr. Tartavull’s appointment as CEO, which provided for a two year term commencing on December 20, 2007 and expiring on December 20, 2009. Such amended and restated employment agreement was further amended on October 23, 2008 to extend the term of the agreement until December 20, 2010, and again amended on December 31, 2008 to make certain technical adjustments to maintain compliance with Section 409A of the Internal Revenue Code.

    On December 30, 2009, we entered into a new three year employment agreement with Mr. Tartavull (the “Tartavull Employment Agreement”). The Tartavull Employment Agreement amends and restates in its entirety Mr. Tartavull’s previous employment agreement dated January 16, 2007, as amended from time to time. Mr. Tartavull’s employment by Hypercom as CEO and President will continue effective as of December 30, 2009 and will terminate on December 30, 2012 (the “Term”), unless renewed or extended by us and Mr. Tartavull. On or before December 30, 2011, we will review with Mr. Tartavull the employment relationship and at that time we may, in our sole discretion, extend the Term by any length up to December 30, 2014. In addition, Mr. Tartavull will continue to serve as a director on the Board, if so elected, so long as he remains the CEO. Mr. Tartavull also agreed to establish a residence within the greater Phoenix, Arizona, metropolitan area no later than September 30, 2010.

    Under the Tartavull Employment Agreement, Mr. Tartavull will receive a base salary of $450,000 per year (“Base Salary”), which may be adjusted upward at the discretion of the Board or downward in the event of a company-wide downward compensation adjustment. His total target cash compensation will be $900,000 per year (the “Total Target Cash Compensation”), comprising Base Salary plus a target annual performance bonus of 100% of his current Base Salary (the “Target Annual Performance Bonus”). The Target Annual Performance Bonus or some percentage or multiple of it (the “Annual Performance Bonus Compensation”) will be paid to Mr. Tartavull if Hypercom achieves the annual “Performance Goals,” as defined in the Tartavull Employment Agreement, and as determined by the Board. Notwithstanding the foregoing, Mr. Tartavull may be entitled to receive Annual Performance Bonus Compensation in an aggregate amount up to 150% of his current Base Salary for each year during the Term if the Board deems it consistent with the achievement of the Performance Goals for such year.

    The Total Target Cash Compensation may be adjusted upward at the same time as future company-wide adjustments of employee compensation or as otherwise determined in the discretion of the Board. In adjusting Total Target Cash Compensation, we may choose to adjust either or both of Base Salary and Target Annual Performance Bonus. Any such adjustment to Total Target Cash Compensation will be linked to an assessment of the Total Target Cash Compensation of executives in like positions in like companies in the United States.

    Until September 30, 2010, we provided Mr. Tartavull with reimbursement of housing and travel expenses in connection with his business travel to our headquarters in Scottsdale, Arizona. We also made additional gross-up payments to Mr. Tartavull equal to the highest marginal applicable federal and state taxes calculated on the total income he was required to include on his federal and state income tax returns as a result of the housing and travel reimbursements (but excluding the amount of income he will be required to include as a result of the gross-up payment itself). If Mr. Tartavull moves his primary residence from his current residence to the greater Phoenix, Arizona, metropolitan area, we will provide him with a moving expense package in accordance with our standard relocation policy for executives, provided that, if he resigns for any reason, except as a result of a change of control as defined in the definitions section of the Tartavull Employment Agreement, within one year of the date of reimbursement for the move, he must reimburse us the full amount of the moving expense package granted to him. Mr. Tartavull will also be eligible to participate in our benefit plans that are available to all of our employees.

    In the event that Mr. Tartavull is terminated for “cause” (as defined in the Tartavull Employment Agreement) or voluntarily resigns from Hypercom, he will be entitled to receive only that compensation due him through the date of termination or resignation, as the case may be. In the event that Mr. Tartavull is terminated due to non-renewal or extension of the Term, and, as a result, his employment with us terminates upon the expiration of the initial three year Term, then, in addition to the compensation due through the date of termination of employment, Mr. Tartavull will be entitled to immediate vesting of all Hypercom options (and such options will remain exercisable until their original expiration date).

    In the event that Mr. Tartavull is terminated without “cause” (as defined in the Tartavull Employment Agreement) or resigns for “good reason” (as defined in the Tartavull Employment Agreement), the Tartavull Employment Agreement provides that he will be entitled to receive:  (i) an amount equal to the greater of (A) one year of Base Salary at the rate then in effect or (B) the aggregate amount of Base Salary at the rate then in effect that would be paid for the period from the date of his termination of employment to the end of the Term had he remained employed throughout such period; (ii) immediate vesting of all shares of Hypercom restricted stock and options (and such options will remain exercisable until their original expiration date); and (iii) payment of COBRA benefits for a period of one year.

    In the event of his death, Mr. Tartavull will receive no additional payment (other than COBRA payments to his surviving family members). However, any unvested restricted stock that is not contingent upon continued employment with Hypercom shall become vested and pass to Mr. Tartavull’s estate or beneficiary. In the event of disability that renders him unable to perform the services of President and CEO for a period of three consecutive months, Mr. Tartavull will receive base salary and expenses otherwise payable during the period of disability. In the event of his death, for a period of 12 months from the date of death, we will pay for COBRA benefits (or the equivalent) for Mr. Tartavull’s surviving spouse and dependents covered by our group health plan at the time of his death. In the event of termination on account of disability, for a period of 12 months from the date of termination, we will pay for COBRA benefits (or the equivalent) for Mr. Tartavull, his spouse, and his dependents covered by our group health plan at the time of termination.

    The Tartavull Employment Agreement also contains a change of control provision that states that, if Mr. Tartavull is terminated without cause or resigns for good reason within one year following a “change of control” (as defined in the Tartavull Employment Agreement), he will be entitled to receive:  (i) an amount equal to the greater of (A) 18 months of Base Salary at the rate then in effect or (B) the aggregate amount of Base Salary at the rate then in effect that would be paid for the period from the date of his termination of employment to the end of the Term had he remained employed throughout such period; (ii) immediate vesting of all shares of Hypercom restricted stock and options (and such options will remain exercisable until their original expiration date); (iii) payment of COBRA benefits for a period of 18 months; and (iv) reimbursement by us of moving expenses to relocate Mr. Tartavull's primary residence from the greater Phoenix, Arizona, metropolitan area to Malibu, California, provided that he has previously relocated his primary residence from Malibu, California to the greater Phoenix, Arizona, metropolitan area, and, within a period of six months following his covered termination of employment, he relocates his primary residence from the greater Phoenix, Arizona, metropolitan area to Malibu, California and such relocation is not at the expense of a new employer.

    The Change of Control Plan, as amended, supersedes the change of control provisions in the Tartavull Employment Agreement and provides for payment of a retention bonus to Mr. Tartavull upon the closing of the merger or his earlier termination of employment without cause or resignation for good reason. Further, Mr. Tartavull will be entitled to company-paid continuing healthcare coverage under COBRA for a specified period and accelerated vesting of any equity awards held upon any such termination occurring prior to the merger or within 12 months thereafter. Mr. Tartavull will also be entitled to reimbursement of relocation expenses as described above. The estimated cash value of benefits available to Mr. Tartavull under the Change of Control Plan is summarized in the table in this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance and Retention Arrangements.”

    Thomas Sabol.  Pursuant to the terms of his offer letter dated March 24, 2009 (the “Sabol Offer Letter”), Thomas Sabol was appointed Chief Financial Officer, effective April 20, 2009. Mr. Sabol is paid an annual base salary of $300,000 and is eligible for an annual cash incentive award of up to 70% of his annual base salary if he achieves the annual performance goals mutually determined by the Chief Executive Officer and Mr. Sabol in accordance with Hypercom’s annual compensation plan approval process. Mr. Sabol also received a guaranteed cash incentive award of 10% of his base salary, or $30,000, for the period commencing on the date of his employment through December 31, 2009.

    Upon his employment, Mr. Sabol was granted an option to purchase 200,000 shares of Hypercom’s common stock at an exercise price of $1.15 per share, the closing price our common stock on the New York Stock Exchange on May 15, 2009. The option vested and became exercisable with respect to 33.33% of the total number of shares subject to the option on the first anniversary of the grant date. The remaining 66.67% of the option shares will vest in equal monthly installments on the 15th day of each of the succeeding 24 months. The option has a ten-year term and will expire on May 15, 2019. Mr. Sabol also is eligible to participate in Hypercom’s benefit plans that are available to all of our U.S. employees. Pursuant to the Sabol Offer Letter, Mr. Sabol is also bound by certain confidentiality, non-competition and non-solicitation provisions.

    The Sabol Offer Letter also provided that if Mr. Sabol had been involuntarily terminated without “cause” within two years of the effective date of his employment, he would have received a payment equal to one year’s base salary and Hypercom would have paid his COBRA payments for 12 months. If Mr. Sabol had been involuntarily terminated without “cause” or resigned for “good reason,” in each case following a “change of control” within two years of the effective date of Mr. Sabol’s employment, he would have received a payment equal to 18 months of his base salary and Hypercom would have paid his COBRA payments for 18 months. In either scenario, Mr. Sabol’s options to purchase our common stock would have immediately vested and been exercisable for three months following termination.

    However, the Change of Control Plan, as amended, supersedes the change of control provisions in the Sabol Offer Letter and provides for payment of an 18-month retention bonus to Mr. Sabol upon the closing of the merger or his earlier termination of employment without cause or resignation for good reason. Further, Mr. Sabol will be entitled to company-paid continuing healthcare coverage under COBRA for an 18-month period and accelerated vesting of any equity awards held upon any such termination occurring prior to the merger or within 12 months thereafter. The estimated cash value of benefits available to Mr. Sabol under the Change of Control Plan is summarized in the table in this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance and Retention Arrangements.”

    Henry Gaillard.  We employed Henry Gaillard, our former Senior Vice President, Global Operations, pursuant to an employment agreement that established his initial annual base salary for the executive upon joining our company. Mr. Gaillard resigned and is no longer an officer of Hypercom as of January 24, 2011. In connection with his resignation, Mr. Gaillard entered into a separation agreement. For details regarding his separation agreement, see this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance Agreements with Former NEOs.”

    Other Named Executive Officers.  Douglas Reich, our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, is employed pursuant to an offer letter that established his initial annual base salary upon joining our company. Scott Tsujita, our Senior Vice President, Finance, Treasury and Investor Relations, is not employed pursuant to an offer letter or other agreement. Both Messrs. Reich and Tsujita are participants in the Change of Control Plan. See this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance and Change of Control Arrangements.”

Awards

    During Fiscal 2010, the Compensation Committee granted RSAs to all of the Named Executive Officers under our 1997 Plan. These RSAs will vest with respect to 33.33% of the total number of shares on the first three anniversaries of the grant date, except with respect to one portion of Mr. Tartavull's grant (70,000 shares) that will vest 100% on the third anniversary of the grant date. In addition, during Fiscal 2010, the Compensation Committee granted non-qualified stock options to Messrs. Tartavull, Sabol and Gaillard under our 2000 Plan.

Salary and Cash Incentive Award in Proportion to Total Compensation

    We believe our key stakeholders, including stockholders and employees, are best served by having our executive officers focused and rewarded based upon the long-term results of our company. In addition to stock options, we have awarded approximately 4.0% of the outstanding stock of our company (as of April 25, 2011) in the form of restricted shares to our executive officers since adoption of the applicable equity compensation plans. A portion of these RSAs were performance based, which meant our company was required to meet certain performance goals for such awards to fully vest other than in a Change of Control Transaction. Please see this Item 11, “Compensation Discussion and Analysis” beginning on page 4 for a description of the objectives of our compensation program and overall compensation philosophy.

Fiscal Year-End Holdings of Equity-Based Awards

    The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End – Fiscal 2010

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Veste(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
Philippe Tartavull Chief Executive Officer and President	04/03/2006	15,000	—	9.29	04/03/2016	—	—
	02/06/2007	100,000	—	5.90	02/06/2017	—	—
	08/07/2007	25,000	—	5.01	08/07/2017	—	—
	01/15/2008	291,666	8,334	4.01	01/15/2018	—	—
	05/15/2009	—	—	—	—	100,000	837,000
	05/17/2010	—	175,000	4.58	05/17/2020	—	—
	05/17/2010	—	175,000	4.58	05/17/2020	—	—
	05/17/2010	—	—	—	—	70,000	585,900
	05/17/2010	—	—	—	—	70,000	585,900
Thomas Sabol	05/15/2009	105,551	94,449	1.15	05/15/2019	—	—
Chief Financial Officer	05/17/2010	—	112,500	4.58	05/17/2020	—	—
	05/17/2010	—	—	—	—	45,000	376,650
Henry Gaillard(4) Former SVP, Global Operations	05/15/2008	86,111	13,889	4.77	05/15/2018		—
	04/15/2009	—	—	—	—	50,000	418,500
	05/17/2010	—	70,000	4.58	05/17/2020	—	—
	05/17/2010	—	—	—	—	28,000	234,360
Scott Tsujita SVP, Finance, Treasury and Investor Relations	05/08/2006	20,000	—	10.59	05/08/2016	—	—
	08/07/2007	15,000	—	5.01	08/07/2017	—	—
	05/15/2008	21,528	3,472	4.77	05/15/2018	—	—
	06/15/2009	—	—	—	—	6,667	55,803
	05/17/2010	—	—	—	—	5,000	41,850
Douglas Reich SVP, General Counsel, Chief Compliance Officer and Secretary	10/31/2001	100,000	—	5.15	10/31/2011	—	—
	05/08/2006	10,000	—	10.59	05/08/2016	—	—
	08/07/2007	10,000	—	5.01	08/07/2017	—	—
	05/15/2008	8,611	1,389	4.77	05/15/2018	—	—
	04/15/2009	—	—	—	—	6,667	55,803
	05/17/2010	—	—	—	—	5,000	41,850

(1)	See Option Awards Vesting Schedule table below for details regarding the vesting schedule for outstanding option grants at December 31, 2010.

(2)	This column represents unvested, outstanding RSAs at December 31, 2010.

(3)
The amount in this column is calculated by multiplying the closing market price of our common stock at the end of Fiscal 2010 ($8.37 per share as of December 31, 2010, the last trading day of Fiscal 2010) by the number of shares of restricted stock listed for the specified NEO.

(4)
Pursuant to Mr. Gaillard’s separation agreement, a total of 78,000 shares of restricted stock granted to him on April 15, 2009 and May 17, 2010 that were otherwise subject to restrictions based on three-year vesting schedules became fully vested and unrestricted as of January 24, 2011 and all outstanding stock options owned by him that were vested as of January 24, 2011are exercisable within four months thereafter.

Option Awards Vesting Schedule

Grant Date	Vesting Schedule(1)
10/31/2001	33% vested each year for three years from the date of grant
04/03/2006	100% vested in one year
05/08/2006	33% vests each year for three years from the date of grant
02/06/2007	33.33% vested on first anniversary of grant date; remaining 66.67% vests in equal monthly installments on 15th day of each of the succeeding 24 months
03/12/2007	100% vested in one year
08/07/2007	50% vested on February 7, 2008; remaining 50% vested in equal installments of 8.33% on the seventh day of each of the following six months
01/15/2008	33.33% vested on first anniversary of grant date; remaining 66.67% vests in equal monthly installments over the succeeding 24 months
05/15/2008	33.33% vests on first anniversary of grant date; remaining 66.67% vests in equal monthly installments over the succeeding 24 months
05/15/2009	33.33% vests on first anniversary of grant date; remaining 66.67% vests in equal monthly installments over the succeeding 24 months
05/17/2010	33.33% vests on first anniversary of grant date; remaining 66.67% vests in equal monthly installments over the succeeding 24 months
05/17/2010 (Tartavull Tranche A)	33.33% vests on first anniversary of grant date; remaining 66.67% vests in equal monthly installments over the succeeding 24 months
05/17/2010 (Tartavull Tranche B)	100% vests on third anniversary of grant date

(1)  The Board has approved accelerated vesting in full of all Hypercom equity awards outstanding at November 17, 2010, including those held by the NEOs, effective 10 days prior to the expected closing date of the merger (without regard to whether a qualifying termination has occurred).

Option Exercises and Vesting of Stock-Based Awards During Fiscal 2010

    The following table sets forth certain information regarding exercises of options and vesting of RSAs held by the NEOs during Fiscal 2010.

Option Exercises and Stock Vested – Fiscal 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Philippe Tartavull President and Chief Executive Officer	—	—	50,000	229,000
Thomas Sabol Chief Financial Officer	—	—	—	—
Henry Gaillard Former SVP, Global Operations	—	—	25,000	99,500
Scott Tsujita SVP, Finance, Treasury and Investor Relations	—	—	3,333	16,365
Douglas Reich SVP, General Counsel, Chief Compliance Officer and Secretary	—	—	3,333	13,265

(1)
The amount in this column is calculated by multiplying the closing market price of our common stock on the applicable vesting date by the number of shares of restricted stock listed for the specified NEO.

Potential Payments upon Termination or Change of Control

    As noted in this Item 11 under the heading “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements,” we have entered into an employment agreement with each of our CEO and President, Philippe Tartavull and our CFO, Thomas Sabol, and a separation agreement with our former SVP, Global Operations, Henry Gaillard. Philippe Tartavull, Thomas Sabol, Douglas Reich and Scott Tsujita are each subject to the Change of Control Plan approved by the Compensation Committee in October 2010 and amended in November 2010, as discussed in further detail above under this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance and Change of Control Arrangements.”

    The aforementioned employment agreements, as amended by the Change of Control Plan participation agreements, provide for payments of certain benefits, as described below, upon the termination of the specified NEO, and the agreement for Mr. Gaillard provided for payments of certain benefits as a result of his termination of employment. The NEO’s rights upon termination of employment depend upon the circumstance of the termination.

    Central to understanding the rights of each NEO under the agreements is an understanding of the definitions of “cause” and “good reason” that are used in those agreements. For purposes of the Tartavull Employment Agreement, we have “cause” to terminate Mr. Tartavull if he has engaged in any of a list of specified activities, including developing or pursuing interests substantially adverse to Hypercom, materially breaching his employment or confidentiality agreement, failing to devote a majority of his business time, effort and attention to the affairs of Hypercom, committing an act materially detrimental to the financial condition and/or goodwill of us or our subsidiaries, commission of a felony or other actions specified in the definition. For purposes of the Tartavull Employment Agreement, he is said to have “good reason” to terminate his employment upon a change of control and thereby gain access to the benefits described below if we assign him duties that are materially inconsistent with his position, reduce his base salary or materially reduce his benefits (other than a reduction in the benefits as part of an overall reduction applicable to all or substantially all other officers), or call for relocation outside of Maricopa County, Arizona or Malibu, California.

    The Tartavull Employment Agreement requires, as a precondition to the receipt of any post-termination payments thereunder, that he sign a standard form of release in which he waives all claims that he might have against us and certain associated individuals and entities. It also includes confidentiality, non-disclosure and non-disparagement provisions that would apply for an unlimited period of time following Mr. Tartavull’s termination of employment.

    The Tartavull Employment Agreement, as amended by the Change of Control Plan, specifies the payment to him in one or more of the following situations:

•	Involuntary termination without cause or resignation with good reason;
•	Death; or
•	Disability.

    The payout to Mr. Tartavull upon his death or disability, assuming such event took place on December 31, 2010, is illustrated below.

	Death ($)	Disability ($)
Severance	—	112,500
Stock Options	—	—
Restricted Stock	2,008,800	—
COBRA Benefits	21,600	21,600
Total ($)	2,030,400	134,100

    For a summary of the estimated cash value of benefits available to Mr. Tartavull and the other Named Executive Officers upon closing of the merger with VeriFone or their earlier involuntary termination without cause or resignation with good reason, see this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance and Change of Control Arrangements” on page 11.

    Mr. Sabol’s employment agreement also contains certain termination provisions, as amended by the Change of Control Plan.  For additional details regarding the termination provisions of Mr. Sabol’s employment agreement, see this Item 11, “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” on page 18.

    Our 2000 Plan provided, and our 2010 Plan and Nonemployee Directors’ Plan provide, that upon a “Change of Control,” as defined in such plan, all outstanding options and other awards under such plans shall become fully exercisable and all restrictions on outstanding awards shall lapse. In addition, participants in the plans may exercise their options prior to the occurrence of the event constituting the change of control. The 1997 Plan provided that upon a “change of control,” as defined, the Board may, in its sole discretion, cause all outstanding awards to become fully exercisable and all restrictions on outstanding awards to lapse. In addition, participants in the 1997 Plan may be allowed to exercise awards prior to the occurrence of the event otherwise terminating the awards, over such period as the Board may determine. The Board may also cause all outstanding awards to terminate, provided that the surviving or resulting corporation tenders substantially equivalent options to the participants.

    In connection with the execution of the merger agreement, the Board approved accelerated vesting in full of all Hypercom equity awards and restricted stock awards outstanding on November 17, 2010, including those held by the NEOs, effective 10 days prior to the expected closing date of the merger (without regard to whether a qualifying termination has occurred). See this Item 11, “Compensation Discussion and Analysis—Analysis and Components of Executive Compensation—Severance and Change of Control Arrangements” on page 11.

    The following table illustrates the payouts to date to Mr. Gaillard per the terms of his separation agreement. The equity award values are based on the closing market price of our common stock on January 24, 2011 ($9.21 per share), the effective date of Mr. Gaillard’s resignation.

	Severance ($)	Stock Options ($)	Restricted Stock ($)	Non-Compete Payments ($)	Total ($)
Henry Gaillard	475,747	385,767	718,380	55,659	1,635,553

Compensation of Directors

Annual Retainer and Meeting Fees

    Non-employee directors are each paid an annual retainer of $30,000, payable $7,500 per each quarter of service as a non-employee director. This retainer includes attending one scheduled Board meeting and the related scheduled committee meetings held in connection with such Board meeting for such quarter; plus $1,250 for each additional Board meeting attended in person or by telephone during such quarter; plus $500 for each additional committee meeting attended in person or by telephone and not held in connection with a Board meeting during such quarter. A non-employee director that serves as Board Chairman receives an additional $50,000 per year, payable $12,500 per quarter; a non-employee director that serves as Lead Director receives an additional $30,000 per year, payable $7,500 per quarter. The Audit Committee Chairman receives an additional $30,000 per year, payable $7,500 per quarter. The Compensation Committee and the Nominating/Corporate Governance Committee Chairmen each receive an additional $10,000 per year, payable $2,500 per quarter.

    The following table sets forth the compensation paid to our non-employee directors for their service as non-employee directors in Fiscal 2010 (amounts in dollars).

Director Compensation – Fiscal 2010

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Daniel Diethelm	106,750	33,118	139,868
Johann Dreyer	47,000	33,118	80,118
Keith Geeslin	46,250	33,118	79,368
Thomas Ludwig	15,245	38,819	54,064
Ian Marsh	57,000	33,118	90,118
Phillip Riese	57,500	33,118	90,618
Norman Stout	96,750	33,118	129,868

(1)	This column reports the amount of cash compensation earned in Fiscal 2010 for Board and committee service.

(2)
This column represents the aggregate grant date fair value of option awards granted to the directors in accordance with ASC 718 and SEC rules. Generally, the aggregate grant date fair value is the amount that we expect to expense in our financial statements over the award’s vesting schedule. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the director. See the Notes to the Consolidated Financial Statements entitled ‘Stockholders’ Equity’ included in our Original Filing for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to ASC 718.

Options

    Under the current Nonemployee Directors’ Plan, each newly elected non-employee director receives an option to purchase 15,000 shares of our common stock. Each non-employee director also receives an option to purchase 15,000 shares of common stock each year following Hypercom’s annual earnings release, which typically occurs in early March. These options vest and become exercisable one year after date of grant, permitting the holder to purchase shares at their fair market value on the date of grant. Unless earlier terminated, forfeited or surrendered pursuant to the Nonemployee Directors’ Plan, each option granted expires on the tenth anniversary date of the grant. Pursuant to the merger agreement with VeriFone, we are restricted from granting any new equity awards during the period between November 17, 2010 and the closing of the merger or earlier termination of the merger agreement. As a result, the annual option grant to the non-employee directors for 2011 was suspended.

Expenses

    Each non-employee director is also reimbursed for reasonable expenses incurred in connection with attendance at Board and committee meetings.

Stock Ownership Guidelines

    For a discussion of the stock ownership guidelines that apply to our directors, see this Item 11, “Compensation Discussion and Analysis—Other Matters Relating to Executive Compensation—Stock Ownership Guidelines.”

Employee Directors

    Employee directors do not receive additional compensation for service on the Board or its committees. Employee directors also are not eligible to participate in the Nonemployee Directors’ Plan, but are eligible to participate in our other incentive stock plans. During Fiscal 2010, Mr. Tartavull was an employee director. All compensation paid to Mr. Tartavull is reported above because he is a Named Executive Officer. See this Item 11, “Executive Compensation—Summary Compensation Table” for more information.

COMPENSATION COMMITTEE REPORT*

    The Compensation Committee oversees our company’s compensation program on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based upon such review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Hypercom’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010. This report is provided by the following independent directors, who comprised the Compensation Committee at the time of the recommendation above:

COMPENSATION COMMITTEE

Ian Marsh, Chairman
Johann Dreyer
Phillip Riese

    *The Report of the Compensation Committee does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Hypercom filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that Hypercom specifically incorporates such report by reference therein.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During Fiscal 2010, none of our executive officers served on the boards of directors or the compensation committees of any entities whose directors or officers serve on our Board or Compensation Committee. None of our current or our past executive officers served on the Compensation Committee in Fiscal 2010.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    To our knowledge as derived from filings with the SEC and other public information, the following table sets forth, as of April 25, 2011, the number and percentage of outstanding shares of our common stock beneficially owned by each Named Executive Officer presently employed by Hypercom, each director and director nominee, each person known to beneficially own more than 5% of our common stock, and by all executive officers and directors of Hypercom as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Owned
Philippe Tartavull(2)	861,906	1.37%
Thomas Sabol(3)	224,508	*
Scott Tsujita(4)	36,286	*
Douglas Reich(5)	145,822	*
Daniel Diethelm(6)	378,320	*
Johann Dreyer(7)	63,800	*
Keith Geeslin(13)	—	*
Thomas Ludwig(13)	—	*
Ian Marsh(8)	60,000	*
Phillip Riese(9)	157,500	*
Norman Stout(10)	880,185	1.39%
Alex Meruelo Living Trust(11)	5,002,415	8.00%
Dimensional Fund Advisors LP(12)	3,377,496	5.40%
FP Hypercom Holdco, LLC(13)	5,968,492	9.54%
Water Island Capital, LLC(14)	3,462,400	5.54%
All executive officers and directors as a group (11 persons)(15)	2,808,327	4.35%

*	Represents less than 1% of our outstanding common stock.

(1)
This information regarding beneficial ownership of our common stock by certain beneficial owners and management of Hypercom is as of April 25, 2011. A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from April 25, 2011 through exercise of any option, warrant, or right. Shares of common stock subject to options, warrants, or rights currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such options, warrants, or rights, but are not deemed outstanding for computing the percentage of any other person. Shares issued pursuant to Hypercom RSAs are listed in the table as beneficially owned shares, including any unvested portion of such RSAs. The amounts and percentages are based upon 62,493,318 shares of common stock outstanding as of April 25, 2011. Unless otherwise noted, the persons named in the table, to our knowledge, have sole voting and sole dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder. Unless otherwise noted, the address of each of the listed stockholders is c/o Hypercom Corporation, 8888 East Raintree Drive, Suite 300, Scottsdale, Arizona 85260.

(2)	Includes options to purchase 503,194 shares of our common stock.

(3)	Includes options to purchase 179,508 shares of our common stock.

(4)	Includes options to purchase 22,084 shares of our common stock.

(5)	Includes options to purchase 130,000 shares of our common stock.

(6)	Includes options to purchase 368,320 shares of our common stock.

(7)	Includes options to purchase 60,000 shares of our common stock.

(8)	Includes options to purchase 60,000 shares of our common stock.

(9)	Includes options to purchase 137,500 shares of our common stock.

(10)	Includes options to purchase 609,750 shares of our common stock.

(11)
Based upon information set forth in a report on Form 3 filed with the SEC on May 21, 2009 and subsequent reports on Form 4 filed at various times throughout 2009, 2010 and 2011 by the Alex Meruelo Living Trust, Alex Meruelo, Luis Armona, Monterey Insurance Company, Inc. and Armando Delgado, which persons and entities constitute a group pursuant to Section 13(d)(3) of the Exchange Act, reporting that the members of the group have sole power to vote or direct the vote over and sole power to dispose or direct the disposition of 5,002,415 shares in the aggregate. The address of each member of the group is 9550 Firestone Blvd., Suite 105, Downey, California 90241.

(12)
Based upon information set forth in a Schedule 13G/A filed with the SEC on February 11, 2011, by Dimensional Fund Advisors LP reporting sole power to vote or direct the vote over 3,358,315 shares in the aggregate and sole power to dispose or direct the disposition of 3,377,496 shares in the aggregate. The address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(13)
Includes options to purchase 45,000 shares of our common stock granted to Mr. Geeslin for his service on the Board. Each of Mr. Geeslin and Mr. Ludwig is an affiliate of FP Hypercom Holdco, LLC and its affiliated entities. For purposes hereof, each disclaims beneficial ownership of 5,968,492 shares of our common stock held by FP Hypercom Holdco, LLC, except to the extent of his economic interest in the funds that are members of FP Hypercom Holdco, LLC. The address of FP Hypercom Holdco, LLC and its affiliates is One Letterman Drive, Building C, Suite 410, San Francisco, California 94129.

(14)
Based upon information set forth in a Schedule 13G filed with the SEC on February 9, 2011, by Water Island Capital, LLC sole power to vote or direct the vote over 3,462,400 shares in the aggregate and sole power to dispose or direct the disposition of 3,462,400 shares in the aggregate. The address of Water Island Capital, LLC is 41 Madison Avenue, Floor 42, New York, NY 10010.

(15)	Includes options to purchase 2,070,356 shares of our common stock held by our current executive officers and directors.

Equity Compensation Plan Information as of Fiscal Year-End

    We maintain the 2010 Plan and the Nonemployee Directors’ Plan, pursuant to which we may grant equity awards to eligible persons, and there remain outstanding equity awards under the terminated 1997 Plan and 2000 Plan. We also maintain the ESPP pursuant to which eligible employees can purchase shares of Hypercom common stock.

    The following table gives information as of December 31, 2010, regarding equity awards under the 1997 Plan, the 2000 Plan, the 2010 Plan, the Nonemployee Director’s Plan, and the ESPP.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,005,403(1)	$4.59	6,008,306(2)
Equity compensation plans not approved by security holders	1,483,431(3)	$4.75	0
Total	4,564,861	$4.65	6,008,306

(1)  Issuable pursuant to awards granted under the 1997 Plan, the 2010 Plan and the Nonemployee Directors’ Plan.

(2)  Includes 80,806 shares available for purchase under the ESPP.

(3)  Issuable pursuant to awards granted under the 2000 Plan. See Note to the Consolidated Financial Statements entitled  ‘Stockholders’ Equity’ included in our Original Filing for a description of the 2000 Plan, which, at the time of adoption, did not require stockholder approval and has not subsequently been approved by our stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

    If an Interested Transaction will be ongoing, the Nominating/Corporate Governance Committee may establish guidelines for our company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the committee is required, on at least an annual basis, to review and assess ongoing relationships with the Related Party to see that they are in compliance with the committee’s guidelines and that the Interested Transaction remains appropriate. Except as described below, we did not enter into or participate in any such Interested Transactions or any other related transactions in Fiscal 2010 or through the date of this Annual Report on Form 10-K/A, nor are any such Interested Transactions or any other related transactions currently pending.

    As described in Item 10, “Directors—Francisco Partners Director Appointees” on page 3, in connection with the Acquisition, Hypercom and FP II entered into the Credit Agreement pursuant to which the Holder loaned Hypercom $60 million to partially fund the Acquisition at the closing of the Acquisition. The loan under the Credit Agreement bears interest at 10% per annum, provided that, at Hypercom’s election, interest may be capitalized and added to the principal of the loan to be repaid at maturity. All amounts outstanding under the Credit Agreement are due four years from the funding date, which was April 1, 2008. In connection therewith, we granted the Holder the Warrant and entered into the Registration Rights Agreement.

    Pursuant to the terms of the Registration Rights Agreement, FP II has the power to nominate two directors to Hypercom’s Board if certain conditions are met. In accordance therewith, FP II nominated and directed our Board to appoint Keith Geeslin and Thomas Ludwig as directors of our company in April 2008 and September 2010, respectively.

    Mr. Geeslin, as a member and manager of the ultimate general partner of FP II, and Mr. Ludwig, Chief Operating Officer of the general partner of FP II, each had an indirect interest in the transaction arising from the Credit Agreement for Fiscal 2010 that was considered an Interested Transaction under our Related Party Transaction Policy and which remains an ongoing Interested Transaction while amounts are outstanding under the loan. For Fiscal 2010, the largest aggregate amount of principal outstanding under the Credit Agreement (including capitalized interest) was $67.2 million. The amount of principal outstanding under the Credit Agreement (including capitalized interest) as of March 31, 2011 was $68.9 million. All interest payable on the loan was capitalized and added to principal, at Hypercom’s election, in Fiscal 2010 and through March 31, 2011, and a total of $8.0 million in principal repayment was made by Hypercom to FP II in Fiscal 2010 and through March 31, 2011. The approximate dollar value of the amount of each of Mr. Geeslin’s and Mr. Ludwig’s interest in the Interested Transaction for Fiscal 2010 and through March 31, 2011was $115,000 and $7,500, respectively.

Independence of Directors

    As part of its annual review, the Board has determined that six non-employee directors who served in 2010, Daniel Diethelm, Johann Dreyer, Keith Geeslin, Thomas Ludwig, Ian Marsh, and Phillip Riese, qualify as “independent” in accordance with the published standards set forth in Section 303A of the NYSE Listed Company Manual and other governing laws and regulations.

    The NYSE independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by NYSE rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the Board’s opinion, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to Hypercom and our management.

Item 14.   Principal Accountant Fees and Services

INDEPENDENT AUDITOR

    The Audit Committee pre-approves and reviews audit and non-audit services performed by Ernst & Young LLP (“Ernst & Young”), as well as all fees charged by Ernst & Young for such services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

Fees Paid to Ernst & Young

    The following table shows the fees that were billed for the audit, audit-related, tax and other services provided by Ernst & Young for Fiscal 2010 and Fiscal 2009.

	2010	2009
Audit Fees	$1,036,147	$1,753,000
Audit-Related Fees	0	32,100
Tax Fees	13,000	13,100
All Other Fees	3,900	2,000
Total	$1,053,047	$1,800,200

Audit Fees

    This category includes the audit of our annual financial statements, the audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and statutory audits required by non-U.S. jurisdictions.

Audit-Related Fees

    This category includes fees associated with employee benefit plan audits, due diligence, accounting consultation and audits in connection with proposed or consummated acquisitions, and attestation services that are not required by statute or regulation.

Tax Fees

    This category includes fees associated with tax return preparation, tax advice and tax planning.

All Other Fees

    This category includes fees for support and advisory services that are not audit, audit-related or tax services.

Audit Committee Pre-Approval of Audit and Non-Audit Services

    As part of its responsibility for oversight of the independent registered public accountants, the Audit Committee has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Ernst & Young. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved annually or as otherwise required by the Audit Committee. The Audit Committee has delegated pre-approval authority to its Chairman to pre-approve additional non-audit services (provided such services are not prohibited by applicable law) up to a pre-established aggregate dollar limit. All services pre-approved by the Chairman of the Audit Committee must be presented at the next Audit Committee meeting for their review and ratification. All of the services provided by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were approved by our Audit Committee.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

    a.    The following documents are filed as part of this Annual Report on Form 10-K/A:

(1) Audited Consolidated Financial Statements
 No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the original filing of our Annual Report on Form 10-K, as amended, on March 10, 2011.

(3) Exhibits
 See Exhibit Index on page 32 of this Annual Report on Form 10-K/A.

    b.    See Item 15(a)(3) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

    HYPERCOM CORPORATION

    By: /s/ Philippe Tartavull
    Philippe Tartavull
    Chief Executive Officer and President

    Date: May 2, 2011

EXHIBIT INDEX

Exhibit Number		Description of Exhibit and Method of Filing
31.1	—	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	—	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.