Form 10-Q
period 2011-03-31
HYPERCOM CORP
filed 2011-05-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]           No [ √ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $0.001 par value per share	62,493,343 shares

HYPERCOM CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,
Amounts in thousands, except share and per share data	2011	2010
Net revenue:
Products	$91,229	$74,119
Services	28,061	24,636
Total net revenue	119,290	98,755
Costs of revenue:
Products	63,858	46,684
Services	20,518	16,647
Amortization of purchased intangible assets	243	704
Total costs of revenue	84,619	64,035
Gross profit	34,671	34,720
Operating expenses:
Research and development	12,703	12,112
Selling, general and administrative	23,753	18,299
Amortization of purchased intangible assets	1,315	1,540
Gain on sale of assets	—	(674)
Total operating expenses	37,771	31,277
Income (loss) from operations	(3,100)	3,443
Interest income	282	196
Interest expense	(3,013)	(2,786)
Foreign currency gain (loss)	1,185	(545)
Other income (expense)	1	(13)
Income (loss) before income taxes and
discontinued operations	(4,645)	295
Benefit (provision) for income taxes	1,464	(18)
Income (loss) before discontinued operations	(3,181)	277
Income (loss) from discontinued operations	(266)	98
Net income (loss)	$(3,447)	$375

Basic and diluted income (loss) per share:
Income (loss) before discontinued operations	$(0.06)	$0.01
Income (loss) from discontinued operations	—	—
Basic and diluted income (loss) per share	$(0.06)	$0.01

Shares used in computing income (loss) per
common share:
Basic	55,484,786	53,696,317
Diluted	55,484,786	54,853,276

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2011	2010
Amounts in thousands, except share and per share data
ASSETS
Current assets:
Cash and cash equivalents	$47,400	$56,946
Accounts receivable, net of allowance for doubtful
accounts of $4,384 and $4,024, respectively	95,134	100,104
Current portion of net investment in sales-type leases	5,357	4,883
Inventories	46,649	43,987
Prepaid expenses and other current assets	7,480	6,577
Deferred income taxes	552	318
Prepaid taxes	5,820	4,036
Current portion of assets held for sale	5,045	5,778
Total current assets	213,437	222,629

Property, plant and equipment, net	23,076	23,765
Net investment in sales-type leases	7,450	7,226
Intangible assets, net	43,736	42,368
Goodwill	24,013	22,601
Other long-term assets	9,294	8,351
Total assets	$321,006	$326,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,888	$63,750
Accrued payroll and related expenses	16,784	14,819
Accrued sales and other taxes	4,969	5,761
Product warranty liabilities	6,992	5,946
Restructuring liabilities	974	2,082
Accrued other liabilities	25,374	23,525
Deferred revenue	18,664	19,066
Income taxes payable	6,593	6,986
Current portion of liabilities held for sale	547	1,140
Total current liabilities	128,785	143,075

Deferred tax liabilities	12,819	12,544
Long term debt, net of discount	63,049	60,133
Other liabilities	14,494	14,130
Total liabilities	219,147	229,882
Commitments and contingencies (see note 13)
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
62,491,118 and 56,048,865 shares outstanding
at March 31, 2011 and December 31, 2010, respectively	66	59
Additional paid-in capital	286,552	282,832
Accumulated deficit	(142,845)	(139,398)
Treasury stock, 3,219,583 and 3,196,353 shares (at cost) at
March 31, 2011 and December 31, 2010, respectively	(23,123)	(22,911)
Accumulated other comprehensive loss	(18,791)	(23,524)
Total stockholders' equity	101,859	97,058
Total liabilities and stockholders' equity	$321,006	$326,940

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
Amounts in thousands	2011	2010
Cash flows from operating activities:
Net income (loss)	$(3,447)	$375
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	2,496	2,621
Amortization of purchased intangibles	1,558	2,244
Interest conversion to debt	1,682	1,708
Amortization of debt issuance costs	32	32
Amortization of discount on notes payable	1,234	967
Provision for doubtful accounts	219	55
Provision for excess and obsolete inventory	778	682
Provision for warranty and other product charges	1,679	895
Foreign currency (gains) losses	(452)	629
Gain on sale of assets	—	(674)
Non-cash stock-based compensation	1,152	311
Other non-cash charges	220	16
Deferred income tax provision (benefit)	41	(432)
Changes in operating assets and liabilities, net	(17,118)	(15,384)
Net cash used in operating activities	(9,926)	(5,955)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,873)	(1,264)
Proceeds from the sale of assets	—	1,000
Cash paid for acquisitions, net of cash acquired	—	(1,030)
Software development costs capitalized	(680)	(10)
Net cash used in investing activities	(3,553)	(1,304)

Cash flows from financing activities:
Purchase of treasury stock	(212)	—
Proceeds from issuance of common stock	2,581	86
Net cash provided by financing activities	2,369	86

Effect of exchange rate changes on cash and cash equivalents	1,471	(1,239)
Net decrease in cash from continuing operations	(9,639)	(8,412)
Net cash provided by operating activities of
discontinued operations	93	79
Cash and cash equivalents, beginning of the period	56,946	55,041
Cash and cash equivalents, end of the period	$47,400	$46,708

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.  Basis of Presentation

    The consolidated financial statements include the accounts of Hypercom Corporation and its wholly-owned subsidiaries (“Hypercom”, the “Company”, “we”, “us”, “our”, or “our business”). The Company owns 100% of the outstanding stock of all of its subsidiaries. All of the Company’s subsidiaries are included in the consolidated financial statements and all significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The financial information is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 from which the December 31, 2010 balance sheet amounts herein were derived.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Impact of Recently Issued Accounting Pronouncements

    In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company adopted this guidance on January 1, 2011, and is applying it prospectively for new or materially modified arrangements. The adoption did not have a material impact on the Company’s results of operations or financial condition.

The Company's significant accounting policies as reported in its Annual Report on Form 10-K for the year ended December 31, 2010 were amended in the first quarter of 2011 upon the adoption of the new revenue recognition accounting pronouncements discussed above. While the adoption of the new accounting pronouncements had no material impact on the Company's Consolidated Financial Statements for the first quarter of 2011, the Company's previously disclosed revenue recognition policy related to multiple-element arrangements and software was updated and is presented below, as revised:

      Hypercom enters into multiple-element arrangements, including hardware, software, professional consulting services and maintenance support services with its customers. For arrangements involving multiple deliverables, the Company evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

       At the inception of an agreement, the Company allocates the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on the Company’s relative selling prices for each of the deliverables. The Company determines the selling price using VSOE (“Vendor Specific Objective Evidence”), if it exists, and otherwise Third Party Evidence (“TPE”).  If neither VSOE nor TPE exists for a unit of accounting, the Company uses the Estimated Selling Price (“ESP”). Revenue is recognized based on the relative sales price of the delivered elements, limited to the amount of consideration received at the time of delivery given the majority of the Company multiple element arrangements contain future deliverables for which future payment is contingent upon the delivery of additional items or meeting other specified performance conditions both of which are outside the Company’s control.

        VSOE is generally limited to the price charged when the same or similar product or service is sold separately or, if applicable, the stated substantive renewal rate in the agreement. The Company defines VSOE as substantial standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by the Company’s competitors for a similar deliverable when sold separately to similarly situated customers. When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP when allocating the arrangement consideration. The objective of ESP is to determine the price at which the Company would enter into a transaction with the customer if the products or services were to be sold by the Company on a standalone basis. The Company determines ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement. Selling prices are analyzed if a significant change in the Company’s business necessitates a more timely analysis or if the Company experiences significant variances in the Company’s selling prices or cost to produce and deliver the Company’s products and services.

       For multiple element arrangements entered into prior to January 1, 2011, the Company has not applied the new guidance and in such arrangements, if the Company has the requisite evidence of selling price for the undelivered elements but not for the delivered elements, the Company applied the residual method to allocate arrangement consideration.  For arrangements involving a lease, revenues under these arrangements continue to be allocated considering the relative selling price of the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated selling price of each element.

2.  Merger Agreement with VeriFone

    On November 17, 2010, the Company entered into a definitive merger agreement with VeriFone Systems, Inc. (“VeriFone”), and Honey Acquisition Co, Inc., a direct wholly-owned subsidiary of VeriFone (“Merger Sub”), under which Hypercom will be merged with and into Merger Sub, with Hypercom continuing after the merger as the surviving corporation and a wholly-owned subsidiary of VeriFone, in an all-stock transaction (the “Merger”). The Merger was approved by the Company’s stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and other customary closing conditions. Upon the consummation of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the merger will be converted into the right to receive 0.23 of a share of VeriFone common stock.

    In connection with the Merger, on April 1, 2011, Hypercom entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with VeriFone and Ingenico S.A. (“Ingenico”), pursuant to which Hypercom will sell to Ingenico, or one or more of its subsidiaries, certain assets and liabilities of Hypercom’s U.S. payment terminal business, including the equity interests in Hypercom’s subsidiary, Netset Americas Centro Servicio, S. de R.L. de C.V. (the “U.S. Divestiture”).

    As consideration for the U.S. Divestiture, Ingenico will pay Hypercom a purchase price of $54 million in cash, subject to certain adjustments pursuant to the terms of the Purchase Agreement.  The U.S. Divestiture has been approved by the boards of directors of Hypercom and Ingenico and is not subject to stockholder approval.  The U.S. Divestiture is subject to certain closing conditions and the Purchase Agreement contains certain termination rights for both Hypercom and Ingenico. The U.S. Divestiture is contingent upon and will occur immediately prior to the Merger.

3.  Intangible Assets and Goodwill

Intangible assets consisted of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized software	$7,907	$(2,594)	$5,313	$7,159	$(2,626)	$4,533
Customer and supplier relationships	55,578	(19,662)	35,916	52,386	(17,114)	35,272
Unpatented technology	3,017	(3,017)	—	2,840	(2,840)	—
Trademarks, trade names	3,608	(1,877)	1,731	3,527	(1,776)	1,751
Service know-how	1,330	(554)	776	1,330	(521)	809
Other	149	(149)	—	149	(146)	3
	$71,589	$(27,853)	$43,736	$67,391	$(25,023)	$42,368

The Company capitalizes certain internal and external expenses related to the development of computer software used in products the Company sells.  Costs incurred prior to the establishment of technological feasibility are charged to research and development (“R&D”) expense.  The increase in capitalized software is primarily related to the Company’s next generation of network equipment products.

Amortization expense related to intangible assets used in continuing operations was $1.6 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. Based on the intangible assets recorded at March 31, 2011 and assuming no subsequent impairment of the underlying assets or changes in foreign currency rates, the annual amortization expense for each period is expected to be as follows: $5.4 million for the remainder of 2011, $7.3 million for 2012, $6.4 million for 2013, $6.4 million for 2014, $6.2 million for 2015.

    Activity related to goodwill consisted of the following for the three-month period ended March 31, 2011 (dollars in thousands):

Balance at beginning of the year	$22,601
Currency translation adjustment	1,412
Balance, end of period	$24,013

4.  Restructuring and Other Charges

2010 Restructuring

    The Company has incurred employee severance and related charges in 2011 as a result of the following restructuring initiatives that commenced in 2010:

•	Reorganization of the Company’s service businesses in Australia and Brazil;
•	Reorganization of the Company’s operations in Asia-Pacific; and
•	Reorganization of the Company’s management team in its offices in Arizona, Mexico and the Caribbean.

    The Company incurred charges of $0.1 million for the three months ended March 31, 2011 which were recorded in operating expenses and included in the Americas segment related to a management reorganization of the Company’s North America operation and is included in restructuring liabilities in the Company’s consolidated balance sheets as of March 31, 2011.

    The following table summarizes these charges and activities during the three months ended March 31, 2011 (dollars in thousands):

	Balance at			Balance at
	December 31,		Cash	March 31,
	2010	Additions	Payments	2011
Severance and other termination
benefits	$1,553	$119	$(975)	$697

The Company expects to pay the remaining amounts accrued in 2011. The amounts recorded and the additional restructuring charges the Company expects to incur are subject to change based on the negotiation of severance with employees and related work groups.

Thales e-Transactions Restructuring

On April 1, 2008, the Company completed the acquisition of Thales e-Transactions (“TeT”) and began formulating a restructuring plan. At the acquisition date, the Company accrued into the purchase price allocation restructuring costs related to reduction in workforce and future facilities lease obligations of approximately $9.1 million as part of its restructuring plan.

Activities related to the TeT acquisition restructuring plan are as follows (dollars in thousands):

	Balance at			Balance at
	December 31,		Cash	March 31,
	2010	Additions	Payments	2011
Severance and other termination
benefits	$529	$—	$(252)	$277

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

5.  Assets Held for Sale

European Lease and Services Operations

In the fourth quarter of 2009, the Company decided to sell a European lease and services operations, which qualified as discontinued operations. Accordingly, this lease and services business operating results have been classified as discontinued operations in the statements of operations and cash flows for all periods presented.  The Company remains in negotiations with potential buyers of this lease and services operation and expects to enter into a sale agreement during the second half of 2011.

A summary of the assets and liabilities held for sale related to this European lease and services operations is as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$409	$264
Accounts receivable, net	379	473
Net investment in sales-type leases	1,894	2,121
Inventories	161	171
Prepaid expenses and other current assets	286	833
Long term assets	26	27
Total assets	$3,155	$3,889

LIABILITIES
Accounts payable	$404	$545
Accrued sales and other taxes	27	460
Accrued payroll and related expenses	116	135
Total liabilities	$547	$1,140

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

    The remaining installments have not been received as of March 31, 2011. The Company continues to defer the gain related to the sale as of March 31, 2011. The gain will be recognized once the Company no longer has continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of the majority of the receivable or when the Company is assured the amounts due are not subject to future subordination from a bank or other lender. The net book value of the building was $1.9 million and was classified as assets held for sale in the Company’s consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. The $1.7 million received has been recorded as deferred revenue in the Company’s consolidated balance sheet as of March 31, 2011 and December 31, 2010.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consisted of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Lease contracts receivable	16,486	$14,836
Unearned revenue	(3,054)	(2,199)
Allowance for bad debt	(625)	(528)
Net investment in sales-type leases	$12,807	$12,109

7.  Inventories

    Inventories consisted of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Purchased parts	$9,619	$10,501
Work in progress	242	454
Finished goods	36,788	33,032
	$46,649	$43,987

8.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three-month periods ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$5,946	$5,444
Warranty charges from operations	1,679	895
Utilization of warranty liability	(1,280)	(1,046)
Currency translation adjustment	647	(296)
Balance at end of period	$6,992	$4,997

Deferred revenue associated with the Company’s extended warranty programs was $3.9 million as of March 31, 2011 and December 31, 2010.

9.  Long-term Debt

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

On December 30, 2010, the Loan Agreement was further amended whereby all amounts outstanding are now due on January 14, 2012. In addition, the revolving credit facility under the Loan Agreement is set at a maximum of up to $25.0 million (previously up to $40.0 million if certain conditions were met). No amounts were borrowed against the line of credit as of March 31, 2011. The Company had availability of $7.4 million as of March 31, 2011, which was decreased by outstanding letters of credit totaling $3.8 million at March 31, 2011.

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

On funding of the loan under the Credit Agreement and the closing of the acquisition, FP II was granted a five-year warrant (the “Warrant”) to purchase approximately 10.5 million shares of the Company’s common stock at $5.00 per share. The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $1.2 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

On March 18, 2011, FP II exercised the Warrant in full on a cashless exercise basis and the Company issued 5,923,492 shares of its common stock to FP II upon such exercise.

    Long-term debt consisted of the following at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Credit agreement	$60,000	$60,000
Interest conversion to debt	19,915	18,233
Repayment of debt	(11,000)	(11,000)
Other	—	—
	68,915	67,233
Unamortized warrant discount	(5,866)	(7,100)
Long-term debt, net of discount	$63,049	$60,133

10.  Share-Based Compensation

The following table summarizes share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Costs of revenue	$62	$9
Research and development	16	29
Selling, general and administrative	1,074	273
Total	$1,152	$311

As of March 31, 2011, total unrecognized compensation cost, net of forfeitures, related to stock-based options and restricted stock awards was $3.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.45 years.

Stock Options

At March 31, 2011, the Company had one active share-based employee compensation plan. Stock option awards granted from this plan are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from one to five years, and generally have a maximum term of ten years. For stock options with graded vesting terms, the Company recognizes compensation cost using the accelerated method over the requisite service period.

The Hypercom Corporation 2010 Equity Incentive Plan became effective on June 10, 2010. The plan allocated a total of 5.1 million shares of common stock for issuance, as well as the addition of up to 0.9 million shares that remained available for issuance under the Company’s predecessor plans.

A summary of the Company’s stock option balances at March 31, 2011 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (In
	Options	Price	Term	Thousands)
Outstanding at March 31, 2011	3,777,556	$4.67	7.26	$20,996
Vested and expected to vest at March 31, 2011	3,610,722	$4.69	7.18	$20,009
Exercisable at March 31, 2011	2,410,061	$4.88	6.25	$12,906

The aggregate intrinsic value of options exercised during the three-month period ended March 31, 2011 was $3.1 million.

The key assumptions used in the Black-Scholes valuation model to calculate the fair value of options granted during such periods are as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average risk-free interest rate	N/A	2.60%
Expected life of the options (in years)	N/A	5.50
Expected stock price volatility	N/A	74.0%
Expected dividend yield	N/A	—

There were no stock options granted during the three months ended March 31, 2011.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options and stock price volatility are based on historical data of the Company. The weighted average fair value of options granted in the three-month period ended March 31, 2010 was $2.21.

Restricted Stock Awards

The Company grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the date of grant, and the total value of the award is expensed using the accelerated method. Share-based compensation expense related to all restricted stock awards outstanding for the three-month periods ended March 31, 2011 and 2010 was approximately $0.7 million and $0.1 million, respectively. As of March 31, 2011, the total amount of unrecognized compensation cost related to nonvested restricted stock awards was $1.6 million, which is expected to be recognized over a weighted-average period of 1.49 years. Compensation expense with respect to the grants could be reduced or reversed to the extent employees receiving the grants leave the Company prior to vesting in the award.

    A summary of nonvested restricted stock activity for the three-month period ended March 31, 2011 is as follows:

		Weighted
		Average
	Nonvested	Grant Date
	Shares	Fair Value
	Outstanding	per Share
Balance at December 31, 2010	1,109,689	3.25
Shares vested	(22,334)	3.18
Balance at March 31, 2011	1,087,355	3.25

There were no restricted stock awards granted during the three months ended March 31, 2011.The total fair value of restricted stock awards granted during the three-month period ended March 31, 2010 was $0.2 million.

11. Equity

Treasury Stock

Beginning in the second quarter of 2010, the Company elected to give employees a net-settlement option when restricted stock awards vest, whereby the Company buys from the employee the net common shares equal to the minimum statutory tax withholding requirement. The cash value of these awards is then remitted to the taxing authorities to satisfy the minimum statutory tax withholding requirements of the taxing authorities on the employees’ behalf. The Company bought 23,230 shares at a cost of $212 thousand and 34,105 shares at a cost of $162 thousand, which was included in treasury stock at March 31, 2011 and December 31, 2010, respectively.

12. Income Taxes

Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $1.5 million and $(18) thousand, respectively, for the three months ended March 31, 2011 and 2010. The Company’s consolidated effective tax rate for the three months ended March 31, 2011 was 31.5%. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The benefit recorded for the three months ended March 31, 2011 is primarily the result of the release of tax contingency reserves upon the expiration of the statute of limitations. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of March 31, 2011. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria.

The total amount of unrecognized tax benefits at March 31, 2011 was $45.8 million, of which $2.0 million would impact the Company’s effective tax rate were it to be recognized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision. Accrued interest and penalties at March 31, 2011 and December 31, 2010 were $1.5 million and $1.4 million, respectively. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

Brazil Tax and Labor Contingencies. The Company’s operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees and employees of various service providers with whom the Company had contracted. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend the Company’s positions. The labor matters principally relate to claims made by former Company employees and by former employees of various vendors that provided contracted services to the Company and who are now asserting that under Brazil law the Company should be liable for the vendors’ failure to pay wages, social security and other related labor benefits, as well as related tax obligations, as if the vendor’s employees had been employees of the Company. As of March 31, 2011, the total amount related to the reserved portion of the tax and labor contingencies was $0.7 million and the unreserved portion of the tax and labor contingencies amounted totaled approximately $23.9 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company to make deposits or post other security in connection with such proceedings. As of March 31, 2011 the Company had $5.4 million of cash deposits in Brazil regarding claims that the Company is disputing, liens on certain Brazilian assets as discussed in Note 6 with a net book value of $1.9 million, and approximately $3.5 million in letters of credit, all providing security with respect to these matters. Generally, any deposits would be refundable and any liens would be removed to the extent the matters are resolved in the Company’s favor. The Company routinely assesses these matters as to the probability of ultimately incurring a liability against its Brazilian operations and records the best estimate of the ultimate loss in situations where it assessed the likelihood of an ultimate loss as probable.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008) . CardSoft, Inc. and CardSoft (Assignment for the Benefit of Creditors), LLC (collectively “CardSoft”) filed this action against the Company and others in March 2008, alleging that certain of the Company’s terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “‘945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “‘683 Patent”), also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the ‘945 patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys’ fees. In June 2008, the Company filed its answer, denying liability on the basis of a lack of infringement, invalidity of the ‘945 Patent and the ‘683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the ‘945 Patent and the ‘683 Patent. The Markman hearing is scheduled for July 20, 2011 and trial is scheduled for November 7, 2011. This action is currently in the discovery stage and, as CardSoft has not made a specific claim for damages, the Company is unable to assess its range of potential loss.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009). Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney’s fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley’s complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. On July 19, 2010, the Company filed a motion for summary judgment on all claims. On February 15, 2011, the magistrate judge recommended that the Court grant the Company’s motion for summary judgment as to Ms. Shipley’s sexual harassment hostile work environment claim, the constructive discharge claim, and the Georgia wage payment statute claim, but denied the Company’s motion for summary judgment as to her disparate treatment, retaliation, Equal Pay Act and Georgia Sex Discrimination in Employment Act claims. The Court adopted the magistrate judge’s recommendations on March 8, 2011. On March 2, 2011, the Company filed a motion for leave to file a motion for partial summary judgment out of time seeking summary judgment on seven components of Ms. Shipley’s disparate treatment Title VII claim, which was denied by the Court on March 8, 2011. This action is in the discovery stage and, as Ms. Shipley has not made a specific claim for damages, the Company is unable to assess its range of potential loss.

Shareholder Class Action and Derivative Lawsuits. Commencing shortly after VeriFone publicly announced on September 30, 2010 that it had made an offer to acquire Hypercom and continuing following the announcement by the Company and VeriFone on November 17, 2010 that the Company had entered into a definitive merger agreement, certain putative class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in connection with the merger and that VeriFone, Honey Acquisition Co., Hypercom, FP Hypercom Holdco, LLC, and Francisco Partners II, L.P. aided and abetted that alleged breach. These actions include: Gerber v. Hypercom, Delaware Court of Chancery, Case no. CA5868 (“Gerber”); Anarkat v. Hypercom, Maricopa County Superior Court, CV2010-032482 (“Anarkat”); Small v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6031 (Small”); Grayson v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6044 (Grayson”); and The Silverstein Living Trust v. Hypercom Corporation, Maricopa County Superior Court, Case no. CV2010-030941 (Silverstein”). The Anarkat and Silverstein cases have been consolidated in Maricopa County Superior Court as In Re Hypercom Corporation Shareholder Litigation, Lead Case No. CV2010-032482, and the Small and Grayson cases have been consolidated in the Delaware Court of Chancery as In Re Hypercom Corporation Shareholders Litigation, Consolidated C.A. No. 6031-VCL (the “Actions”). The Gerber case is dormant as the plaintiffs in that case have not prosecuted it since it was filed. On February 14, 2011, counsel for the plaintiffs and defendants in the Actions executed a Memorandum of Understanding (the “Memorandum”) pursuant to which (i) the Company provided additional disclosures recommended by the plaintiffs to supplement its proxy statement filed with the Securities and Exchange Commission, (ii) the defendants agreed to provide plaintiffs’ counsel with reasonable confirmatory discovery regarding the fairness and adequacy of the settlement and the additional disclosures, and (iii) the parties agreed to use their best efforts to execute and present to the court a formal stipulation of settlement within 45 days seeking court approval of (a) the settlement and dismissal of the Actions with prejudice, (b) the stay of all proceedings in the Actions, (c) the conditional certification of the Actions as a class action under Arizona law, (d) the release of all claims against the parties, (e) the defendants’ payment of $510,000 to the plaintiffs’ counsel for their fees and expenses, (f) the defendants’ responsibility for providing notice of the settlement to members of the class, and (g) the dismissal of the Delaware actions following the court’s final approval of the settlement. While the defendants deny that they have committed any violations of law or breaches of duties to the plaintiffs, the class or anyone else, and believe that their disclosures in the proxy statement regarding the merger were appropriate and adequate under applicable law, the defendants are entering into the settlement solely to eliminate the uncertainty, distraction, burden and expense of further litigation and to lessen the risk of any delay of the closing of the merger as a result of the litigation. The defendants have agreed that the payment to the plaintiffs’ counsel will be jointly funded equally by VeriFone and the carrier of Hypercom’s directors and officers liability insurance policy, while the Company will bear the cost of the $250,000 deductible amount under the insurance policy.

14. Segment, Geographic, and Customer Information

The Company’s Chief Operating Decision Maker (“CODM”) has been identified as the CEO of the Company. For each of the segments described below, the CODM has access to discrete financial information regarding the revenues, gross margins (using fully burdened manufacturing costs), direct local service costs, direct operating expenses consisting of expenses directly associated with the business segment and indirect operating expenses consisting of global Shared Cost Centers such as global R&D, marketing, corporate general and administrative expenses, and stock-based compensation. The Company’s operations are managed by Managing Directors for each region that report directly to the CODM. These Managing Directors have responsibility for all business activities and combined operating results of their regions and these individuals are compensated and evaluated based on the performance (Direct Trading Profit) of their respective regions (the Americas, Northern EMEA (“NEMEA”), Southern EMEA (“SEMEA”), and Asia-Pacific).

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

    Comparative segment data is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Revenue
Americas	$29,102	$23,502
NEMEA	25,640	27,535
SEMEA	41,477	35,457
Asia-Pacific	23,071	12,261
	$119,290	$98,755

	Three Months Ended
	March 31,
	2011	2010
Operating Income
Americas	$3,288	$5,434
NEMEA	4,967	6,149
SEMEA	9,189	7,740
Asia-Pacific	3,189	2,684
Shared cost centers	(23,733)	(18,564)
Total segment income (loss)	$(3,100)	$3,443

Interest income	282	196
Interest expense	(3,013)	(2,786)
Foreign currency gain (loss)	1,185	(545)
Other income (expense)	1	(13)
Income (loss) before income taxes
and discontinued operations	$(4,645)	$295

	March 31,	December 31,
	2011	2010
Total Assets
Americas	$74,301	$87,721
NEMEA	95,229	96,716
SEMEA	86,123	87,216
Asia-Pacific	51,116	41,490
Shared cost centers	14,237	13,797
	$321,006	$326,940

15. Comprehensive Income (loss)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 consists of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(3,447)	$375
Foreign currency translation adjustment	4,733	(5,194)
Total comprehensive income (loss)	$1,286	$(4,819)

16.  Earnings per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted-average shares used in computing basic and diluted income (loss) per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Shares used in basic income (loss) per share
computation (weighted average common
shares oustanding)	55,484,786	53,696,317
Dilutive effect of stock options and warrants	—	1,156,959
Shares used in diluted income (loss)
per share computation	55,484,786	54,853,276

Options, stock awards and warrants that could
potentially dilute income per share in the future
that were not included in the computation
of diluted income per share	4,864,911	15,003,062

For the three months ended March 31, 2011, outstanding stock options, restricted stock awards and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

On March 18, 2011, FP II exercised its Warrant in full on a cashless exercise basis and the Company issued 5,923,492 shares of its common stock to the Holder upon such exercise. The weighted average of common shares outstanding for the exercised Warrant as included in the basic shares computation for the three months ended March 31, 2011 was 394,899.

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

    “Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the severity and duration of the current economic and financial conditions; the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the level of demand and performance of the major industries we serve, including but not limited to the banking sector; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to successfully manage our contract manufacturers and our joint development manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our ability to increase market share and our competitive strength; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully expand our business and increase revenue; our ability to manage expenses, maintain or grow our revenue, and other risks associated with our company being merged with and into VeriFone Systems, Inc. as contemplated by a definitive merger agreement between the two companies and our pending sale of U.S. assets to Ingenico S.A. as contemplated by a definitive purchase agreement; our ability to integrate and obtain expected results and benefits from future acquisitions; our ability to effectively manage our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current and future litigation matters on our business; our ability to fund our projected liquidity needs and pay down outstanding debt obligations from cash flow from operations and our current cash reserves; our ability to remain compliant with and provide transaction security as required by relevant industry standards and government regulations; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

For additional information regarding risks that may cause our actual results to differ materially from any forward-looking statements, see the “Risk Factors” section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, as well as our subsequent reports on Form 8-K, as may be amended from time to time, which identify events and important risk factors that could cause actual results to differ materially from those contained in our forward-looking statements. Except as required by law, Hypercom disclaims any obligation to update any such forward-looking statements or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Information about our Business

Hypercom is one of the largest global providers of complete electronic payment solutions and value-added services at the point of transaction. Our vision is to be the world’s most recognized and trusted brand for electronic transaction solutions through a suite of secure and certified, end-to-end electronic payment products and software, as well as through a wide range of support and maintenance services. Our customers include domestic and international financial institutions, electronic payment processors, retailers, independent sales organizations and distributors. We also sell our products to companies in the hospitality, transportation, healthcare, prepaid card and restaurant industries. Customers around the globe select us because of our proven leadership and expertise in the global electronic payments industry, commitment to our customers’ success, continued support of past and future technologies and the quality and reliability of our products and services. We deliver convenience and value to businesses that require reliable, secure, high-speed and high-volume information/data transfers.  Approximately 64% of our sales are denominated in a currency other than the U.S. Dollar, with approximately 36% of our sales denominated in Euros.  Changes in currency rates, especially with respect to the Euro, could cause our future financial results to differ materially from our previously reported historical results.

Merger Agreement with VeriFone

    On November 17, 2010, we entered into a definitive merger agreement with VeriFone and Merger Sub under which we will be merged with and into Merger Sub, with Hypercom continuing after the merger as the surviving corporation and a wholly-owned subsidiary of VeriFone, in an all-stock transaction. The Merger was approved by our stockholders on February 24, 2011 and is anticipated to close in the second half of 2011, subject to the satisfaction of applicable regulatory approvals and other customary closing conditions. Upon the consummation of the Merger, each share of our common stock issued and outstanding immediately prior to the merger will be converted into the right to receive 0.23 of a share of VeriFone common stock.

    In connection with the Merger, on April 1, 2011, we entered into the Purchase Agreement with VeriFone and Ingenico pursuant to which we will sell to Ingenico, or one or more of its subsidiaries, certain assets and liabilities of our U.S. payment terminal business, including the equity interests in our subsidiary, Netset Americas Centro Servicio, S. de R.L. de C.V.

    As consideration for the U.S. Divestiture, Ingenico will pay us a purchase price of $54 million in cash, subject to certain adjustments pursuant to the terms of the Purchase Agreement.  The U.S. Divestiture has been approved by our and Ingenico’s boards of directors and is not subject to stockholder approval.  The U.S. Divestiture is subject to certain closing conditions and the Purchase Agreement contains certain termination rights for us and Ingenico. The U.S. Divestiture is contingent upon and will occur immediately prior to the Merger.

    The Merger, together with the U.S. Divestiture transaction, has created some uncertainty in the marketplace that has adversely impacted our business and financial results and may continue to do so in the future. We have current and potential customers, as well as suppliers, that remain uncertain about the ongoing support that will be provided for our products and services, despite the contractual requirements by the acquiring companies to continue to support our products and services after the transactions are consummated. To mitigate the impact of this uncertainty, we continue to reiterate to our customers and suppliers that our contractual commitments to them will remain in effect following the closing of these transactions.

Result of Operations

Net Revenue

The following tables set forth our product revenue and services revenue for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
			Change
	2011	2010	Amount	Percent
Net product revenue	$91,229	$74,119	$17,110	23.1%
Net service revenue	28,061	24,636	3,425	13.9%
Total	$119,290	$98,755	$20,535	20.8%

    Product Revenue

The increase in product revenue for the three months ended March 31, 2011 compared to the same period in 2010 was principally due to increased sales of $9.0 million in our Asia-Pacific segment which was driven by stronger demand in our countertop products and a $5.2 million revenue increase in our Americas segment primarily due to $4.1 million of new product sales of countertop products in Brazil. Also, sales in Southern EMEA (“SEMEA”) increased by $5.1 million due to stronger demand for virtually all our product lines.

    Services Revenue

Services revenue increased by $3.4 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a large service contract in Australia which was entered into during the second half of 2010.

Segment Revenue

Our operations are managed and reviewed through four geographic regions that we designate as reportable segments.

The following table sets forth the revenues by business segment for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
			Change
	2011	2010	Amount	Percent
Americas	$29,102	$23,502	$5,600	23.8%
NEMEA	25,640	27,535	(1,895)	(6.9)%
SEMEA	41,477	35,457	6,020	17.0%
Asia-Pacific	23,071	12,261	10,810	88.2%
Total	$119,290	$98,755	$20,535	20.8%

           Net revenue for the Americas segment increased by $5.6 million for the three months ended March 31, 2011 compared to the same period in 2010, principally as a result of $4.1 million of new product sales in Brazil. Mexico and Central America’s product revenue increased by $2.6 million, primarily due to higher demands in our countertop and mobile products.

Net revenue for the NEMEA segment decreased by $1.9 million for the three months ended March 31, 2011 compared to the same period in 2010, principally due to $6.4 million of lower revenue in Austria due to strong demand for countertop products in the first quarter of 2010 when compared to 2011. This decrease was partially offset by a $4.2 million increase in mobile sales in Scandinavia and Nordic regions.

Net revenue for the SEMEA segment increased by $6.0 million for the three months ended March 31, 2011 compared to the same period in 2010, mainly driven by strong product demand in most of our product lines. This stronger demand primarily occurred in France and the United Kingdom.

Net revenue for the Asia-Pacific segment increased by $10.8 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to higher countertop sales in Australia and Indonesia.

Gross Profit

Our costs of revenue include the cost of raw materials, manufacturing, supply chain, service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations.

The following table sets forth the product and services gross profit for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
		Gross Margin		Gross Margin	Change
	2011	Percentage	2010	Percentage	Amount	Percent
Product gross profit	$27,371	30.0%	$27,435	37.0%	$(64)	(7.0)%
Service gross profit	7,543	26.9%	7,989	32.4%	(446)	(5.5)%
Amortization of purchased
intangible assets	(243)	(0.2)%	(704)	(0.7)%	461	(0.5)%
Gross profit	$34,671	29.1%	$34,720	35.2%	$(49)	(6.1)%

Product Gross Margin

The decrease in the product gross margin percentage for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the following; a) Our product cost was negatively impacted by $2.3 million of higher product costs and $0.8 million of higher warranty charges and; b) Our product mix was negatively impacted by higher sales with lower gross margins in Indonesia and in Brazil.

    Services Gross Margin

    The decrease in services gross margin for the three months ended March 31, 2011 and 2010 was primarily a result of higher contract labor in Brazil related to our reorganization of our service business. In addition, there were two items that occurred during the first quarter of 2010 that did not occur during the first quarter of 2011 — a favorable sales tax position in Brazil ($0.4 million) and a software sale of $0.3 million in North America.

    Operating Expenses—Research and Development

	Three Months Ended March 31,
			Change
	2011	2010	Amount	Percent
Research and development	$12,703	$12,112	$591	4.9%

Research and development (“R&D”) expenses consist mainly of software and hardware engineering costs and the cost of development personnel.

R&D expenses increased $0.6 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was attributable to the development of our next generation of products. The increased development expenses are expected to continue for the remainder of 2011.

Operating Expenses—Selling, General and Administrative

	Three Months Ended March 31,
			Change
	2011	2010	Amount	Percent
Selling, general and administrative	$23,753	$18,299	$5,454	29.8%

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations.

SG&A expenses for the three months ended March 31, 2011 increased by $5.5 million compared to the same period in 2010. The increase is primarily related to $2.1 million of professional fees related to the Merger. Bonus, retention bonuses and commission expenses increased by $2.7 million due to increased sales and as part of a plan to retain key employees during the three months ended March 31, 2011 when compared to 2010. Also stock based compensation increased by $0.8 million primarily due to timing of the issuance of awards and higher per share valuation due to the increase of our stock price.

    Operating Expenses—Gain on sale of assets

During the first quarter of 2010 we recorded a gain of $0.7 million on the sale of assets to create a new venture, Phoenix Managed Networks, LLC, with The McDonnell Group.

           Segment Operating Income (loss) from operations

	Three Months Ended March 31,
			Change
	2011	2010	Amount	Percent
Americas	$3,288	$5,434	$(2,146)	(39.5)%
NEMEA	4,967	6,149	(1,182)	(19.2)%
SEMEA	9,189	7,740	1,449	18.7%
Asia-Pacific	3,189	2,684	505	18.8%
Shared Cost Centers	(23,733)	(18,564)	(5,169)	(27.8)%
Total	$(3,100)	$3,443	$(6,543)	(190.0)%

Operating income in the Americas segment decreased by $2.1 million for the three months ended March 31, 2011 from the same period in 2010, primarily as a result of lower margin sales of countertop products in Brazil.

Operating income in the NEMEA segment decreased by $1.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to lower revenues and higher product costs.

Operating income in the SEMEA segment increased by $1.4 million, for the three months ended March 31, 2011 compared to the same period in 2010, principally due to higher sales volume.

Operating income in the Asia-Pacific segment increased by $0.5 million for the three months ended March 31, 2011 compared to the same period in 2010, principally due to higher sales volume, partially offset by lower margin sales in Indonesia.

Shared Cost Centers expenses increased by $5.2 million the three months ended March 31, 2011 compared to the same period in 2010. The increases are primarily due to higher legal expenses related to merger and divestiture activities, higher warranty charges, and by higher global R&D development costs for our planned next generation of terminal products.

Non-GAAP Measures

We provide non-GAAP supplemental information, which excludes items such as restructuring costs, stock-based compensation, amortization of purchased intangibles, gain on sale of assets, non-cash amortization for discount on warrants issued for long-term debt, and professional fees related to the Merger, to facilitate meaningful period-to-period comparisons of underlying operational performance. These non-GAAP measurements are used for internal management assessments because such measures provide additional insight into ongoing financial performance. We believe that the presentation of non-GAAP financial information may be useful to investors and analysts for many of the same reasons that management finds these measures useful.

Non-GAAP financial measures exclude many significant items that are also important to understanding and assessing our financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. Accordingly, our non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, disclosures made in accordance with GAAP.

Pursuant to Regulation G, a reconciliation of GAAP and non-GAAP measures are presented below:

	Three Months Ended March 31,
	2011	2010
GAAP net revenue	$119,290	$98,755
Constant currency rate adjustment	(2,397)	—
Non-GAAP net revenue	$116,893	$98,755

Management refers to constant currency rate adjustment as growth in a constant currency basis or adjusting for currency so that the business results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of the company's business performance.  Generally, when the U.S. Dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

	Three Months Ended March 31,
	2011	2010
GAAP income (loss) before discontinued operations	$(3,181)	$277

Restructuring charges included in:

Costs of product revenue	—	118

Costs of service revenue	(13)	110

Operating expenses	132	85

Stock-based compensation included in:

Costs of product revenue	62	9

Operating expenses	1,090	302

Amortization of purchased intangibles included in:

Costs of revenue	243	704

Operating expenses	1,315	1,540

Gain on sale of assets:

Operating expenses	—	(674)

Incurred fees on M&A related activities:

Operating expenses	2,188	—

Non-cash amortization for discount on warrants issued for long-term debt:

Non-operating expense	1,234	967

Non-GAAP income before discontinued operations	$3,070	$3,438

Non-GAAP diluted income per share before discontinued operations	$0.05	$0.06

The weighted average shares used in computing Non-GAAP diluted income per share before discontinued operations were 63,516,668 and 54,853,276 for the three months ended March 31, 2011 and 2010, respectively, which includes outstanding stock options, restricted stock awards and warrants for both periods because they were dilutive.

	Three Months Ended March 31,
	2011	2010
GAAP operating income (loss)	$(3,100)	$3,443

Restructuring charges	119	313

Stock-based compensation	1,152	311

Amortization of purchased intangibles	1,558	2,244

Gain on sale of assets	—	(674)

Incurred fees on M&A related activities	2,188	—

Non-GAAP operating income	$1,917	$5,637

	Three Months Ended March 31,
	2011	2010
Product revenue	$91,229	$74,119

Service revenue	28,061	24,636

Total net revenue	$119,290	$98,755

GAAP product gross profit	$27,371	$27,435

Restructuring charges	—	118

Stock-based compensation	62	9

Amortization of purchased intangibles	243	704

Non-GAAP product gross profit	$27,676	$28,266

Non-GAAP Percentage of product revenue	30.3%	38.1%

GAAP service gross profit	$7,543	$7,989

Restructuring charges (reversal)	(13)	110

Non-GAAP service gross profit	$7,530	$8,099

Non-GAAP Percentage of service revenue	26.8%	32.9%

GAAP gross profit	$34,671	$34,720

Restructuring charges (reversal)	(13)	228

Stock-based compensation	62	9

Amortization of purchased intangibles	243	704

Non-GAAP gross profit	$34,963	$35,661

Non-GAAP Percentage of total net revenue	29.3%	36.1%

	Three Months Ended March 31,
	2011	2010
GAAP operating expenses	$37,771	$31,277

Restructuring charges	(132)	(85)

Stock-based compensation	(1,090)	(302)

Amortization of purchased intangibles	(1,315)	(1,540)

Gain on sale of assets	—	674

Incurred fees on M&A related activities	(2,188)	—

Non-GAAP operating expenses	$33,046	$30,024

Non-GAAP Percentage of total net revenue	27.7%	30.4%

	Three Months Ended March 31,
	2011	2010
Operating income (loss)	$(3,100)	$3,443

Depreciation and amortization	4,054	4,865

Restructuring charges	119	313

Stock-based compensation	1,152	311

Gain on sale of assets	—	(674)

Incurred fees on M&A related activities	2,188	—

Adjusted EBITDA	$4,413	$8,258

Non-Operating Income

Non-operating income consists of net interest expense, foreign currency gains and losses, and other income and losses. For the three months ended March 31, 2011, our interest expense net of interest income was $3.0 million, compared to $2.7 million for the same period in 2010. The increase was due to the interest conversion into additional debt.

    Provision for Income Taxes

    Income tax benefit before discontinued operations for federal, state and foreign taxes was $1.5 million for the three months ended March 31, 2011, compared to an income tax expense of $18 thousand for the three months ended March 31, 2010. The income tax benefit for the three months ended March 31, 2011 was principally due to the release of tax contingency reserves due to statutes of limitation that have expired.

    Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The consolidated effective tax rate for the three months ended March 31, 2011 is impacted by our cumulative net operating loss position and the provision of a full valuation reserve against our deferred tax assets.

    As of March 31, 2011, we continue to provide a valuation reserve against substantially all deferred tax asset balances. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the U.S. and other jurisdictions become sustainable.

Income from Discontinued Operations

During the three months ended March 31, 2011, we recorded a loss from discontinued operations of $0.3 million compared to income of $0.1 million for the three months ended March 31, 2010, as a result of the discontinuance of a European lease and services operation.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility and other debt facilities.

Cash Flows

Cash used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the three months ended March 31, 2011 was $9.9 million compared to cash used in operations of $6.0 million for the same period in 2010. The principal reason for the decrease in cash used by operations was an increase in working capital needs to cover current and expected product demands.

We believe that our cash reserves, available financing and future operating cash flows will be sufficient to fund our projected liquidity and capital resource requirements through 2011. However, should operating results be unfavorable, we may need to obtain additional sources of financing to meet our short-term liquidity and capital resource requirements.

    Liquidity and Capital Resources

At March 31, 2011, cash and cash equivalents was $47.4 million compared to $56.9 million at December 31, 2010. Working capital increased to $84.5 million from $79.6 million at December 31, 2010. We had availability of $7.4 million under our revolving credit facility as of March 31, 2011, which was decreased by outstanding letters of credit totaling $3.8 million as of March 31, 2011.

The Company does not have financial covenants associated with the revolving credit facility.  We are in compliance with our administrative covenants as of March 31, 2011.

Cash used in investing activities was $3.6 million for the three months ended March 31, 2011 compared to $1.3 million for the same period in 2010. Cash used in investing activities for the three months ended March 31, 2011 consisted primarily of $2.9 million of purchases of property, plant and equipment.

Contractual Obligations

Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company's significant accounting policies as reported in Hypercom’s Form 10-K for the year ended December 31, 2010 have been amended in the first quarter of 2011 upon the adoption of the new revenue recognition accounting pronouncements discussed above. While the adoption of the new accounting pronouncements had no material impact on the Company's Consolidated Financial Statements for the first quarter of 2011, the Company's previously disclosed revenue recognition policy related to multiple-element arrangements and software was updated, and is presented below as revised.

Hypercom enters into multiple-element arrangements with its customers including hardware, software, professional consulting services and maintenance support services. For arrangements involving multiple deliverables, when deliverables include software and non-software products and services, the Company evaluates and separates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) the delivered item has value to the customer on a stand-alone basis; and (b) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

At the inception of an agreement, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on our relative selling prices for each of the deliverables. We determines the selling price using VSOE (“Vendor Specific Objective Evidence”), if it exists, and otherwise Third Party Evidence (“TPE”).  If neither VSOE nor TPE exists for a unit of accounting, we use the Estimated Selling Price (“ESP”). Revenue is recognized based on the relative sales price of the delivered elements, limited to the amount of consideration received at the time of delivery given the majority of our multiple element arrangements contain future deliverables for which future payment is contingent upon the delivery of additional items or meeting other specified performance conditions both of which are within the customer’s control.

VSOE is generally limited to the price charged when the same or similar product or service is sold separately or, if applicable, the stated substantive renewal rate in the agreement. We define VSOE as substantial standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately to similarly situated customers. When we are unable to establish selling price using VSOE or TPE, we use ESP when allocating the arrangement consideration. The objective of ESP is to determine the price at which we would enter into a transaction with the customer if the products or services were to be sold by us on a standalone basis. We determine ESP for deliverables in future agreements based on the specific facts and circumstances of the arrangement. Selling prices are analyzed if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices or cost to produce and deliver our products and services.

For multiple element arrangements entered into prior to January 1, 2011, we not applied the new guidance and in such arrangements, if we have the requisite evidence of selling price for the undelivered elements but not for the delivered elements, we applied the residual method to allocate arrangement consideration. For arrangements involving a lease, revenues under these arrangements continue to be allocated considering the relative selling price of the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated selling price of each element.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2011, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We have no short-term investments at March 31, 2011.

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

A substantial portion of our revenue and capital spending is transacted in either U.S. Dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. We are not currently engaged in hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. We are currently reviewing our hedging strategy for the remainder of 2011. At March 31, 2011, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at March 31, 2011. However, as of March 31, 2011, we have $3.8 million outstanding against the line of credit to cover various letters of credit guarantees.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    The description of our material pending legal proceedings is set forth in Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A.  Risk Factors.

    We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” in our most recent annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2010, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-looking Statements” of this quarterly report on Form 10-Q. This quarterly report on Form 10-Q, including the consolidated financial statements and related notes, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2010 have not materially changed.

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
3.3
Certificate of Designation of the Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to Hypercom Corporation’s Current Report on Form 8-K filed on September 30, 2010)

4.1
Warrant to Purchase Common Stock dated April 1, 2008 (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.2
Registration Rights Agreement, dated as of April 1, 2008, by and between Hypercom Corporation and FP Hypercom Holdco, LLC (incorporated by reference to Exhibit 4.2 to Hypercom Corporation’s Current Report on Form 8-K filed on April 2, 2008, as amended by the Current Report on Form 8-K/A filed on June 16, 2008)

4.3
Form of Rights Agreement between Hypercom Corporation and Computershare Trust Company, N.A. as Rights Agent (incorporated by reference to Exhibit 4.1 to Hypercom Corporation’s Current Report on Form 8-K filed on September 30, 2010)

10.1
Manufacturing Agreement, dated as of February 1, 2011, by and between Hypercom Corporation and MiTAC International Corporation (incorporated by reference to Exhibit 10.38 to Hypercom Corporation’s Annual Report on Form 10-K filed on March 10, 2011) †

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

HYPERCOM CORPORATION

Date: May 9, 2011	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: May 9, 2011	By: /s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer (principal financial officer)

Date: May 9, 2011	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)