Form 10-Q
period 2011-06-30
HYPERCOM CORP
filed 2011-08-09
CIK 1045769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]           No [ √ ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2011
Common Stock, $.001 par value per share	62,367,478

HYPERCOM CORPORATION

-ii-

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except share and per share data	2011	2010	2011	2010
Net revenue:
Products	$91,385	$80,963	$182,614	$155,082
Services	28,077	22,958	56,138	47,594
Total net revenue	119,462	103,921	238,752	202,676
Costs of revenue:
Products	59,943	53,612	123,801	100,296
Services	21,517	17,877	42,035	34,524
Amortization of purchased intangible assets	288	315	531	1,019
Total costs of revenue	81,748	71,804	166,367	135,839
Gross profit	37,714	32,117	72,385	66,837
Operating expenses:
Research and development	13,099	10,454	25,802	22,565
Selling, general and administrative	25,857	17,484	49,610	35,783
Amortization of purchased intangible assets	1,325	1,281	2,640	2,821
Gain on sale of real property	—	—	—	(674)
Total operating expenses	40,281	29,219	78,052	60,495
Income (loss) from operations	(2,567)	2,898	(5,667)	6,342
Interest income	72	76	354	272
Interest expense	(3,277)	(3,224)	(6,290)	(6,010)
Foreign currency gain (loss)	512	(1,616)	1,697	(2,161)
Other income (expense)	2	(10)	3	(23)
Loss before income taxes and discontinued operations	(5,258)	(1,876)	(9,903)	(1,580)
Benefit (provision) for income taxes	(333)	663	1,131	645
Loss before discontinued operations	(5,591)	(1,213)	(8,772)	(935)
Income (loss) from discontinued operations	202	(43)	(64)	54
Net loss	$(5,389)	$(1,256)	$(8,836)	$(881)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.09)	$(0.02)	$(0.15)	$(0.02)
Income (loss) from discontinued operations	—	—	—	—
Basic and diluted loss per share	$(0.09)	$(0.02)	$(0.15)	$(0.02)
Shares used in computing net loss per
common share:
Basic	61,472,966	53,853,334	58,487,462	53,749,304
Diluted	61,472,966	53,853,334	58,487,462	53,749,304

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2011	December 31, 2010
Amounts in thousands, except share and per share data
ASSETS
Current assets:
Cash and cash equivalents	$30,821	$56,946
Accounts receivable, net of allowance for doubtful accounts of $4,856 and $4,024, respectively	103,612	100,104
Current portion of net investment in sales-type leases	5,540	4,883
Inventories	49,662	43,987
Prepaid expenses and other current assets	8,372	6,577
Deferred income taxes	540	318
Prepaid taxes	6,710	4,036
Assets held for sale	6,251	5,778
Total current assets	211,508	222,629
Property, plant and equipment, net	22,261	23,765
Net investment in sales-type leases	6,883	7,226
Intangible assets, net	43,266	42,368
Goodwill	24,530	22,601
Other long-term assets	9,486	8,351
Total assets	$317,934	$326,940
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,589	$63,750
Accrued payroll and related expenses	18,436	14,819
Accrued sales and other taxes	4,326	5,761
Product warranty liabilities	5,908	5,946
Restructuring liabilities	431	2,082
Accrued other liabilities	24,708	23,525
Deferred revenue	19,354	19,066
Income taxes payable	5,790	6,986
Current portion of long term debt, net of discount	66,105	—
Liabilities held for sale	972	1,140
Total current liabilities	193,619	143,075
Deferred tax liabilities	12,566	12,544
Long term debt, net of discount	—	60,133
Other liabilities	14,184	14,130
Total liabilities	220,369	229,882
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 62,367,478 and
56,048,865 shares outstanding at June 30, 2011 and December 31, 2010, respectively	66	59
Additional paid-in capital	287,538	282,832
Accumulated deficit	(148,234)	(139,398)
Treasury stock, 3,326,256 and 3,196,353 shares (at cost) at June 30, 2011 and December 31, 2010, respectively	(24,161)	(22,911)
Accumulated other comprehensive loss	(17,644)	(23,524)
Total stockholders' equity	97,565	97,058
Total liabilities and stockholders' equity	$317,934	$326,940

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
Amounts in thousands	2011	2010
Cash flows from operating activities:
Net loss	$(8,836)	$(881)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	4,901	5,125
Amortization of purchased intangibles	3,171	3,841
Interest conversion to debt	3,423	3,437
Amortization of debt issuance costs	64	64
Amortization of discount on notes payable	2,548	2,326
Provision for doubtful accounts	410	240
Provision for excess and obsolete inventory	2,706	1,494
Provision for warranty and other product charges	2,591	2,230
Foreign currency (gains) losses	(3)	1,720
Gain on sale of real property	—	(674)
Non-cash stock-based compensation	2,137	817
Other non-cash charges (reversals)	(145)	239
Deferred income tax benefit	(201)	(1,055)
Changes in operating assets and liabilities, net	(36,468)	(31,297)
Net cash used in operating activities	(23,702)	(12,374)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,894)	(3,093)
Deposit received on pending sale of real property	—	1,665
Proceeds from the sale of assets	—	1,000
Cash paid for acquisitions, net of cash acquired	—	(1,030)
Software development costs capitalized	(1,939)	(2,198)
Net cash used in investing activities	(5,833)	(3,656)
Cash flows from financing activities:
Repayment of bank notes payable	—	(3,000)
Purchase of treasury stock	(1,250)	(162)
Proceeds from issuance of common stock	2,490	194
Net cash provided by (used in) financing activities	1,240	(2,968)
Effect of exchange rate changes on cash and cash equivalents	2,052	(2,889)
Net decrease in cash from continuing operations	(26,243)	(21,887)
Net cash provided by operating activities from
discontinued operations	118	119
Cash and cash equivalents, beginning of the period	56,946	55,041
Cash and cash equivalents, end of the period	$30,821	$33,273

The accompanying notes are an integral part of these consolidated financial statements.

HYPERCOM CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

1.  Basis of Presentation

      The consolidated financial statements include the accounts of Hypercom Corporation and its wholly-owned subsidiaries (“Hypercom”, the “Company”, “we”, “us”, “our”, or “our business”). The Company owns 100% of the outstanding stock of all of its subsidiaries. All of the Company's subsidiaries are included in the consolidated financial statements and all significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.  Completion of Merger with VeriFone

On August 4, 2011, pursuant to the Agreement and Plan of Merger, dated November 17, 2010, among VeriFone Systems, Inc. (“VeriFone”), Hypercom, and Honey Acquisition Co., a Delaware corporation and wholly owned subsidiary of VeriFone (“Merger Sub”), Merger Sub merged with and into Hypercom with Hypercom continuing as the surviving entity and wholly owned subsidiary of VeriFone (the “Merger”).

At the effective time and as a result of the Merger, each share of common stock, par value $0.001 per share (the “Hypercom Common Stock”), of Hypercom issued and outstanding (other than shares of Hypercom Common Stock that were owned by VeriFone or Hypercom or any direct or indirect wholly-owned subsidiary of Hypercom and in each case not held on behalf of third parties) was converted into and became exchangeable for 0.23 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of VeriFone (the “VeriFone Common Stock”).

In addition, options to acquire Hypercom Common Stock, restricted stock unit awards and other equity-based awards denominated in shares of Hypercom Common Stock outstanding immediately prior to the consummation of the Merger were converted into options, restricted stock unit awards, or other equity-based awards, as the case may be, denominated in shares of VeriFone Common Stock based on the Exchange Ratio, at an exercise price per share (in the case of options) equal to the exercise price of the option immediately prior to the effective time of the Merger divided by the Exchange Ratio.

Immediately prior to the closing of the Merger, Hypercom divested its U.S. payment solutions business to The Gores Group, LLC as part of its settlement with the U.S. Department of Justice, and divested its U.K. and Spain businesses to a wholly-owned subsidiary of KleinPartners Capital Corp.  Such divestitures were completed in connection with and contingent upon the closing of the Merger.

In connection with the closing of the Merger, Hypercom notified the New York Stock Exchange (the “NYSE”) of the consummation of the Merger and requested that trading in Hypercom Common Stock be suspended prior to the commencement of trading on August 5, 2011, and that Hypercom Common Stock be withdrawn from listing on the NYSE as of the opening of business on August 5, 2011. Hypercom has also requested that the NYSE file with the Securities and Exchange Commission a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, on Form 25 to delist and deregister Hypercom Common Stock. Following the completion of the Merger, Hypercom Common Stock, which traded under the symbol “HYC”, ceased to be listed on the NYSE.

3.  Intangible Assets and Goodwill

Intangible assets consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Capitalized software	$8,340	$(2,715)	$5,625	$7,159	$(2,626)	$4,533
Customer and supplier relationships	56,841	(21,670)	35,171	52,386	(17,114)	35,272
Unpatented technology	3,087	(3,087)	—	2,840	(2,840)	—
Trademarks, trade names	3,640	(1,913)	1,727	3,527	(1,776)	1,751
Service know-how	1,330	(587)	743	1,330	(521)	809
Other	149	(149)	—	149	(146)	3
	$73,387	$(30,121)	$43,266	$67,391	$(25,023)	$42,368

The Company capitalizes certain internal and external expenses related to the development of computer software used in products the Company sells.  Costs incurred prior to the establishment of technological feasibility are charged to research and development (“R&D”) expense.  The increase in capitalized software is primarily related to the Company's next generation of network equipment products.

Amortization expense related to intangible assets used in continuing operations was $3.3 million and $4.3 million for the six months ended June 30, 2011 and 2010, respectively. Based on the intangible assets recorded at June 30, 2011 and assuming no subsequent impairment of the underlying assets or changes in foreign currency rates, the annual amortization expense for each period is expected to be as follows: $3.7 million for the remainder of 2011, $7.3 million for 2012, $6.4 million for 2013, $6.4 million for 2014 and $6.2 million for 2015.

Activity related to goodwill consisted of the following for the six-month period ended June 30, 2011 (dollars in thousands):

Balance at beginning of the year	$22,601
Currency translation adjustment	1,929
Balance, end of period	$24,530

4.  Restructuring and Other Charges

2010 Restructuring

The Company has incurred employee severance and related charges in 2011 as a result of the following initiatives that commenced in 2010:

•	Reorganization of the Company’s services businesses in Australia and Brazil;

•	Reorganization of the Company’s operations in its Asia-Pacific segment; and

•	Reorganization of the Company’s management team in its offices in Arizona, Mexico and the Caribbean.

     The Company incurred charges of zero and $0.1 million for the three and six month periods ended June 30, 2011 which were recorded in operating expenses and included in the Americas segment related to a management reorganization of the Company's North America operation and is included in restructuring liabilities in the Company's consolidated balance sheets as of June 30, 2011.

The following table summarizes these charges and activities during the six month periods ended June 30, 2011 and 2010

(dollars in thousands):

	Balance at			Balance at
	December 31, 2010	Additions	Cash Payments	June 30, 2011
Severance and other termination benefits	1,553	119	(1,467)	$205
Total	1,553	119	(1,467)	$205

	Balance at			Balance at
	December 31, 2009	Additions	Cash Payments	June 30, 2010
Severance and other termination benefits	$1,010	660	(785)	$885
Total	$1,010	660	(785)	$885

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

Activities related to the TeT acquisition restructuring plan are as follows (dollars in thousands):

	Balance at				Balance at
	December 31, 2010	Additions	Cash Payments	Translation Adjustment	June 30, 2011
Severance and other termination benefits	529	—	(344)	41	$226
Total	529	—	(344)	41	$226

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

On July 5, 2011, the Company entered into a definitive sale agreement to sell certain assets from its European lease and service operation for approximately $3.7 million. The agreement allows the buyer of the assets to a clawback of the purchase price if the number of customer cancellations prior to September 30, 2011 exceed certain defined thresholds. The agreement requires the Company to indemnify the buyer for certain employee claims throughout the first six months after the sale. The book value of the assets sold was $3.3 million as of June 30, 2011.

A summary of the assets and liabilities held for sale related to this European lease and services operations is as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$361	$264
Accounts receivable, net	1,045	473
Net investment in sales-type leases	2,302	2,121
Inventories	132	171
Prepaid expenses and other assets	495	833
Long term assets	26	27
Total assets	$4,361	$3,889
LIABILITIES
Accounts payable	$972	$1,172
Accrued payroll and related expenses	—	72
Total liabilities	$972	$1,244

Brazilian Building Sale

On April 19, 2010, the Company sold its Brazilian building for consideration of R$8.6 million Brazilian Reais (approximately $4.6 million U.S. Dollars), receiving R$2.9 million Brazilian Reais, or $1.7 million, upon execution of the sales agreement. The remainder was to be received in installments of 40% and 30% within 180 days and 270 days, respectively, of the signing of the sales agreement. The Company entered into a leaseback transaction with the buyer to allow for a transition of the Company’s services operations for a period of three months that ended on July 19, 2010.

The remaining installments have not been received as of June 30, 2011. On August 5, 2011, the Company entered into an escrow agreement with the buyer pursuant to which the funds for the remaining installment payments were deposited into escrow by the buyer and will be released to the Company upon satisfaction of the terms and conditions of the escrow agreement, including the Company putting up a letter of credit in Brazil in favor of the buyer covering certain contingencies related to the building. The Company continues to defer the gain related to the sale as of June 30, 2011.

The gain will be recognized once the Company no longer has continuing involvement in the building, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, and collectability of the remaining amounts due are reasonably assured either by collection of  the majority of the receivable or when the Company is assured the amounts due are not subject to future subordination from a bank or other lender. The net book value of the building was $1.9 million and was classified as assets held for sale in the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. The $1.7 million received has been recorded as deferred revenue in the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010.

6.  Leases

Sales-Type Leases

The Company’s net investments in sales-type leases consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Lease contracts receivable	$14,641	$14,836
Unearned revenue	(1,639)	(2,199)
Allowance for bad debt	(579)	(528)
Net investment in sales-type leases	$12,423	$12,109

7.  Inventories

Inventories consist of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Purchased parts	$9,876	$10,501
Work in progress	851	454
Finished goods	38,935	33,032
	$49,662	$43,987

8.  Product Warranty Liability

The following table reconciles the changes to the product warranty liability for the three- and six-month periods ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$6,992	$4,997	$5,946	$5,444
Warranty charges from operations	912	1,335	2,591	2,230
Utilization of warranty liability	(1,694)	(603)	(2,974)	(1,649)
Currency translation adjustment	(302)	(758)	345	(1,054)
Balance at end of period	$5,908	$4,971	$5,908	$4,971

Deferred revenue associated with the Company’s extended warranty programs was $3.8 million and $3.9 million as of June 30, 2011 and December 31, 2010, respectively.

9.  Long-term Debt

Revolving Credit Facilities

On January 15, 2008, certain of the Company's subsidiaries (the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with a bank and other financial institutions. The Company and certain other subsidiaries are guarantors (together with the Borrowers, the “Obligors”) of the Borrowers' obligations under the Loan Agreement. The bank also serves as agent for the lenders under the Loan Agreement (the “Agent”). The Loan Agreement provides for a revolving credit facility of up to $25.0 million. Under the Loan Agreement, if certain conditions are met, the Borrowers may request an increase in the credit facility to an aggregate total of up to $40.0 million. Amounts borrowed under the Loan Agreement and repaid or prepaid during the term may be reborrowed. Outstanding amounts under the Loan Agreement bore interest, at the Borrowers' option, at either (i) LIBOR plus 175 basis points or (ii) the bank's prime rate.

Availability of borrowings and the issuance of letters of credit under the Loan Agreement are subject to a borrowing base calculation based upon a valuation of the Company's eligible inventories (including raw materials, finished and semi-finished goods, and certain in-transit inventory) and eligible accounts receivable, each multiplied by an applicable advance rate.

On February 10, 2010, the Loan Agreement was amended to allow the Company to enter into a transaction between its former subsidiary, HBNet, and The McDonnell Group, as well as making additional changes, including, among others, providing for the outstanding amounts under the Loan Agreement to now bear interest, at the Company's option, at either: (i) LIBOR plus 200 or 250 basis points; or (ii) the bank's prime rate plus 50 or 75 basis points depending on certain financial ratios. In addition, the borrowing base was amended to eliminate inventory from the borrowing base calculation.

On December 30, 2010, the Loan Agreement was further amended whereby all amounts outstanding are now due on January 14, 2012. In addition, the revolving credit facility under the Loan Agreement is set at a maximum of up to $25.0 million (previously up to $40.0 million if certain conditions were met). No amounts were borrowed against the line of credit as of June 30, 2011. The Company had availability of $12.5 million as of June 30, 2011, which was decreased by outstanding letters of credit totaling $3.9 million at June 30, 2011. These letters of credit were collateralized with cash on August 3, 2011.

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

In the event of a default by the Borrowers, the Agent may, at the direction of the lenders, terminate the lenders' commitments to make loans under the Loan Agreement, declare the obligations under the Loan Agreement immediately due and payable and enforce any and all rights of the lenders or Agent under the Loan Agreement and related documents. For certain events of default related to insolvency and receivership, the commitments of the lenders are automatically terminated and all outstanding obligations become immediately due and payable. The obligations of the Obligors under the Loan Agreement are secured by inventory and accounts receivable of certain of the Company's subsidiaries in the United States and the United Kingdom. The remaining balance of the Company's consolidated assets, including the subsidiaries acquired in connection with the TeT acquisition, is unencumbered under the Loan Agreement and, if needed, may be used as collateral for additional debt. The Company's obligations as guarantor under the Loan Agreement are unsecured.

In connection with the Merger, on August 4, 2011, the Company terminated the Loan Agreement. In connection with such termination, the Company repaid all outstanding loans, interest and expenses accrued under the Loan Agreement through the date of termination, and all liens on assets of the borrowers under the Loan Agreement were terminated and released.

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

On funding of the loan under the Credit Agreement and the closing of the acquisition, FP II was granted a five-year warrant (the “Warrant”) to purchase approximately 10.5 million shares of the Company's common stock at $5.00 per share. The estimated fair value of the Warrant at the date issued was $1.68 per share using a Black-Scholes option pricing model. The valuation date for the Warrant was February 14, 2008, when all relevant terms and conditions of the debt agreement had been reached. The total fair value of the Warrant of $17.8 million was recorded as a discount to the acquisition financing and has been recognized in equity as additional paid in capital. The loan discount is being amortized as interest expense over the life of the loan and amounted to $2.5 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.

On March 18, 2011, FP II exercised the Warrant in full on a cashless exercise basis and the Company issued 5,923,492 shares of its common stock to FP II upon such exercise.

Also in connection with the Merger, on August 4, 2011, the Company terminated the Credit Agreement with FP II. In connection with such termination, the Company repaid all outstanding loans and interest accrued under the Credit Agreement totaling $71.2 million through the date of termination.

Long-term debt consists of the following at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Credit agreement	$60,000	$60,000
Interest conversion to debt	21,656	18,233
Repayment of debt	(11,000)	(11,000)
	70,656	67,233
Discounts on warrants issued to FP II, net	(4,551)	(7,100)
Current portion of long-term debt, net of discount	$66,105	$—
Long-term debt, net of discount	$—	$60,133

10. Equity

Treasury Stock

Beginning in the second quarter of 2010, the Company elected to give employees a net-settlement option when restricted stock awards vest, whereby the Company buys from the employee the net common shares equal to the minimum statutory tax withholding requirement. The cash value of these awards is then remitted to the taxing authorities to satisfy the minimum statutory tax withholding requirements of the taxing authorities on the employees' behalf. The Company bought 129,903 shares at a cost of $1.3 million and 34,105 shares at a cost of $162,000, which was included in treasury stock at June 30, 2011 and December 31, 2010, respectively.

11. Income Taxes

Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was $(0.3) million and $0.7 million, respectively, for the three month periods ended June 30, 2011 and 2010, and $1.1 million and $0.6 million, respectively, for the six month periods ended June 30, 2011 and 2010. The Company’s consolidated effective tax rates for the three month and six month periods ended June 30, 2011 were (6.3)% and 11.4%, respectively. The Company’s effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The benefit recorded for the three months ended June 30, 2011 is primarily the result of the release of tax contingency reserves upon the expiration of the statute of limitations. The Company continues to provide a full valuation reserve against substantially all of its deferred tax asset balances as of June 30, 2011. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or the operating profits in the United States become sustainable at a level that meets the recoverability criteria.

The total amount of unrecognized tax benefits at June 30, 2011 was $45.9 million, of which $2.1 million would impact the Company’s effective tax rate were it to be recognized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of the tax provision. Accrued interest and penalties at June 30, 2011 and December 31, 2010 were $1.5 million and $1.4 million, respectively. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

12. Commitments and Contingencies

Litigation

Brazil Tax and Labor Contingencies. The Company's operations in Brazil are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former Company employees and employees of various service providers with whom the Company had contracted. The tax matters, which comprise a significant portion of the contingencies, principally relate to claims for taxes on the transfers of inventory, municipal service taxes on rentals and gross revenue taxes. The Company is disputing these tax matters and intends to vigorously defend the Company's positions. The labor matters principally relate to claims made by former Company employees and by former employees of various vendors that provided contracted services to the Company and who are now asserting that under Brazil law the Company should be liable for the vendors' failure to pay wages, social security and other related labor benefits, as well as related tax obligations, as if the vendor's employees had been employees of the Company. As of June 30, 2011, the total amount related to the reserved portion of the tax and labor contingencies was $0.8 million and the unreserved portion of the tax and labor contingencies amounted totaled approximately $17.5 million. With respect to the unreserved balance, these have been assessed by management as being either remote or possible as to the likelihood of ultimately resulting in a loss to the Company. Local laws and regulations often require that the Company to make deposits or post other security in connection with such proceedings. As of June 30, 2011 the Company had $5.4 million of cash deposits in Brazil regarding claims that the Company is disputing, liens on certain Brazilian assets as discussed in Note 5 with a net book value of $1.9 million, and approximately $2.7 million in letters of credit, all providing security with respect to these matters. Generally, any deposits would be refundable and any liens would be removed to the extent the matters are resolved in the Company's favor. The Company routinely assesses these matters as to the probability of ultimately incurring a liability against its Brazilian operations and records the best estimate of the ultimate loss in situations where it assessed the likelihood of an ultimate loss as probable.

CardSoft, Inc., et al. v. Hypercom Corporation, et al. (United States District Court for the Eastern District of Texas, Marshall Division, Civil Action No. 2:08-CV-00098, filed on March 6, 2008) . CardSoft, Inc. and CardSoft (Assignment for the Benefit of Creditors), LLC (collectively “CardSoft”) filed this action against the Company and others in March 2008, alleging that certain of the Company's terminal products infringe two patents allegedly owned by CardSoft: U.S. Patent No. 6,934,945 (the “'945 Patent”), entitled “Method and Apparatus for Controlling Communications,” issued on August 23, 2005, and U.S. Patent No. 7,302,683 (the “'683 Patent”), also entitled “Method and Apparatus for Controlling Communications,” issued on November 27, 2007, which is a continuation of the '945 patent. CardSoft is seeking a judgment of infringement, an injunction against further infringement, damages, interest and attorneys' fees. In June 2008, the Company filed its answer, denying liability on the basis of a lack of infringement, invalidity of the '945 Patent and the '683 Patent, laches, waiver, equitable estoppel and unclean hands, lack of damages and failure to state a claim. The Company also counterclaimed seeking a declaratory judgment of non-infringement and invalidity of the '945 Patent and the '683 Patent. The Markman hearing originally scheduled for July 20, 2011, was held on August 8, 2011, and trial is scheduled for November 7, 2011 in Marshall, Texas. This action is currently in the discovery stage and, as CardSoft has not made a specific claim for damages, the Company is unable to assess its range of potential loss.

Lisa Shipley v. Hypercom Corporation. (United States District Court for the Northern District of Georgia, Civil Action No. 1:09-CV-0265, filed on January 30, 2009) . Lisa Shipley (“Shipley”), a former employee, filed this action against the Company in January 2009, alleging that the Company violated Title VII of the Civil Rights Act by discriminating against her on the basis of her gender, violated the Georgia Wage Payment laws, the Equal Pay Act and Georgia law by paying her lower compensation based on her gender. Ms. Shipley is seeking compensatory damages for emotional distress, damage to reputation, embarrassment, lost wages, back pay, accrued interest, punitive damages, attorney's fees and expenses, and interest. In February 2009, the Company filed a motion to dismiss based on improper venue or, in the alternative, to transfer venue to the United States District Court for the District of Arizona. In June 2009, the Court denied the motion. In June 2009, the Company filed its answer, generally denying the material allegations of Ms. Shipley's complaint. In October 2009, Ms. Shipley filed an amended complaint adding an allegation that the Company unlawfully retaliated against her. In November 2009, the Company filed its answer, denying the material allegations of the amended complaint. In February 2010, the Company filed a Motion for Judgment on the Pleadings as to Ms. Shipley's retaliation claim, which the Court subsequently denied. On July 19, 2010, the Company filed a motion for summary judgment on all claims. On February 15, 2011, the magistrate judge recommended that the Court grant the Company's motion for summary judgment as to Ms. Shipley's sexual harassment hostile work environment claim, the constructive discharge claim, and the Georgia wage payment statute claim, but denied the Company's motion for summary judgment as to her disparate treatment, retaliation, Equal Pay Act and Georgia Sex Discrimination in Employment Act claims. The Court adopted the magistrate judge's recommendations on March 8, 2011. On March 2, 2011, the Company filed a motion for leave to file a motion for partial summary judgment out of time seeking summary judgment on seven components of Ms. Shipley's disparate treatment Title VII claim, which was denied by the Court on March 8, 2011. The

Company made an offer of judgment to Shipley in the amount of $125,000 on June 27, 2011. The offer of judgment expired on July 11, 2011 because it was not accepted by Shipley within fourteen days. Trial is set for December 5, 2011 in Atlanta, Georgia. This action is in the discovery stage and, as Ms. Shipley has not made a specific claim for damages. The Company has recorded our estimated loss in this case of $125,000.

Shareholder Class Action and Derivative Lawsuits. Commencing shortly after VeriFone publicly announced on September 30, 2010 that it had made an offer to acquire Hypercom and continuing following the announcement by the Company and VeriFone on November 17, 2010 that the Company had entered into a definitive merger agreement, certain putative class action lawsuits were filed in Arizona and Delaware state courts alleging variously, among other things, that the board of directors of Hypercom breached its fiduciary duties in connection with the merger and that VeriFone, Honey Acquisition Co., Hypercom, FP Hypercom Holdco, LLC, and Francisco Partners II, L.P. aided and abetted that alleged breach. These actions include: Gerber v. Hypercom, Delaware Court of Chancery, Case no. CA5868 (“Gerber”); Anarkat v. Hypercom, Maricopa County Superior Court, CV2010-032482 (“Anarkat”); Small v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6031 (Small”); Grayson v. Hypercom Corporation, Delaware Court of Chancery, Case no. CA6044 (Grayson”); and The Silverstein Living Trust v. Hypercom Corporation, Maricopa County Superior Court, Case no. CV2010-030941 (Silverstein”). The Anarkat and Silverstein cases have been consolidated in Maricopa County Superior Court as In Re Hypercom Corporation Shareholder Litigation, Lead Case No. CV2010-032482, and the Small and Grayson cases have been consolidated in the Delaware Court of Chancery as In Re Hypercom Corporation Shareholders Litigation, Consolidated C.A. No. 6031-VCL (the “Actions”). The Gerber case is dormant as the plaintiffs in that case have not prosecuted it since it was filed. On February 14, 2011, counsel for the plaintiffs and defendants in the Actions executed a Memorandum of Understanding (the “Memorandum”) pursuant to which (i) the Company provided additional disclosures recommended by the plaintiffs to supplement its proxy statement filed with the Securities and Exchange Commission, (ii) the defendants agreed to provide plaintiffs' counsel with reasonable confirmatory discovery regarding the fairness and adequacy of the settlement and the additional disclosures, and (iii) the parties agreed to use their best efforts to execute and present to the court a formal stipulation of settlement within 45 days seeking court approval of (a) the settlement and dismissal of the Actions with prejudice, (b) the stay of all proceedings in the Actions, (c) the conditional certification of the Actions as a class action under Arizona law, (d) the release of all claims against the parties, (e) the defendants' payment of $510,000 to the plaintiffs' counsel for their fees and expenses, (f) the defendants' responsibility for providing notice of the settlement to members of the class, and (g) the dismissal of the Delaware actions following the court's final approval of the settlement. While the defendants deny that they have committed any violations of law or breaches of duties to the plaintiffs, the class or anyone else, and believe that their disclosures in the proxy statement regarding the merger were appropriate and adequate under applicable law, the defendants are entering into the settlement solely to eliminate the uncertainty, distraction, burden and expense of further litigation and to lessen the risk of any delay of the closing of the merger as a result of the litigation. The defendants have agreed that the payment to the plaintiffs' counsel will be jointly funded equally by VeriFone and the carrier of Hypercom's directors and officers liability insurance policy, while the Company will bear the cost of the $250,000 deductible amount under the insurance policy.

13. Segment, Geographic, and Customer Information

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

Comparative segment data is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Revenue
Americas	$28,712	$32,893	$57,814	$56,395
NEMEA	25,768	23,047	51,409	50,582
SEMEA	45,100	33,844	86,576	69,301
Asia-Pacific	19,882	14,137	42,953	26,398
	$119,462	$103,921	$238,752	$202,676

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Income
Americas	$3,630	$5,505	$6,831	$10,939
NEMEA	5,604	5,052	10,728	11,201
SEMEA	9,404	6,522	18,468	14,262
Asia-Pacific	4,952	3,139	8,072	5,823
Shared cost centers	(26,157)	(17,320)	(49,766)	(35,883)
Total segment income (loss)	$(2,567)	$2,898	$(5,667)	$6,342
Interest income	$72	76	354	272
Interest expense	(3,277)	(3,224)	(6,290)	(6,010)
Foreign currency gain (loss)	512	(1,616)	1,697	(2,161)
Other income (expense)	2	(10)	3	(23)
Loss before income taxes
and discontinued operations	(5,258)	$(1,876)	$(9,903)	$(1,580)

	June 30, 2011	December 31, 2010
Total Assets
Americas	$78,178	$87,721
NEMEA	90,898	96,716
SEMEA	90,154	87,216
Asia-Pacific	41,497	41,490
Shared cost centers	17,207	13,797
	$317,934	$326,940

14. Comprehensive Income (loss)

Comprehensive income (loss) for the three and six month periods ended June 30, 2011 and 2010 consists of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(5,389)	$(1,256)	$(8,836)	$(881)
Foreign currency translation adjustment	1,147	(8,025)	5,880	(13,219)
Total comprehensive loss	$(4,242)	$(9,281)	$(2,956)	$(14,100)

15.      Earnings per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares outstanding and potentially dilutive common shares from outstanding stock options and warrants. Potentially dilutive common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company’s outstanding options and warrants. Potentially dilutive securities are not considered in the calculation of dilutive loss per share as their impact would not be dilutive. The following table reconciles the weighted average shares used in computing basic and diluted income (loss) per share for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares used in basic income (loss) per share
computation (weighted average common shares outstanding)	61,472,966	53,853,334	58,487,762	53,749,304
Dilutive effect of stock options and warrants		—		—
Shares used in diluted income (loss) per share computation	61,472,966	53,853,334	58,487,762	53,749,304
Options, stock awards and warrants that could
potentially dilute income per share in the future
that were not included in the computation
of diluted income per share	4,268,998	15,734,147	4,268,998	16,003,761

For the three and six month periods ended June 30, 2011 and 2010, outstanding stock options, restricted stock awards and warrants were not included in the computation of diluted loss per share because they were anti-dilutive.

On March 18, 2011, FP II exercised its Warrant in full on a cashless exercise basis and the Company issued 5,923,492 shares of its common stock to the Holder upon such exercise. The weighted average of common shares outstanding for the exercised Warrant as included in the basic shares computation for the six month period ended June 30, 2011 was 3,174,468.

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

     “Forward-looking statements” include expressed expectations of future events and the assumptions on which the expressed expectations are based. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “estimate,” “project,” “will” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the severity and duration of the current economic and financial conditions; the state of the electronic payments industry and competition within the industry; projections regarding specific demand for our products and services; the level of demand and performance of the major industries we serve, including but not limited to the banking sector; the commercial feasibility and acceptance of new products, services and market development initiatives; our ability to successfully penetrate the vertical and geographic markets that we have targeted; our ability to improve our cost structure, including reducing our product and operating costs; our ability to develop more recurring revenue streams; our ability to successfully manage our contract manufacturers and our joint development manufacturing model, including the impact on inventories; our ability to allocate research and development resources to new product and service offerings; our ability to increase market share and our competitive strength; our future financial performance and financial condition; the adequacy of our current facilities and management systems infrastructure to meet our operational needs; the status of our relationship with and condition of third parties upon whom we rely in the conduct of our business; the sufficiency of reserves for assets and obligations exposed to revaluation; our ability to successfully expand our business and increase revenue; our ability to manage expenses, maintain or grow our revenue, and other risks associated with our company being merged with and into VeriFone

Systems, Inc.; our ability to integrate and obtain expected results and benefits from future acquisitions; our ability to effectively manage our exposure to foreign currency exchange rate fluctuations; our ability to sustain our current income tax structure; the impact of current and future litigation matters on our business; our ability to fund our projected liquidity needs and pay down outstanding debt obligations from cash flow from operations and our current cash reserves; our ability to remain compliant with and provide transaction security as required by relevant industry standards and government regulations; and future access to capital on terms that are acceptable, as well as assumptions related to the foregoing. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous unquantifiable risks and uncertainties, some of which are unknown, that could cause actual events or results to differ materially from those projected. Due to such risks and uncertainties, you should not place undue reliance on our written or oral forward-looking statements. We are under no obligation, nor do we intend, to update or revise such forward-looking statements to reflect future developments, changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

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

Completion of Merger with VeriFone

      The Merger was completed on August 4, 2011. At the effective time and as a result of the Merger, each share of Hypercom Common Stock issued and outstanding (other than shares of Hypercom Common Stock that were owned by VeriFone or Hypercom or any direct or indirect wholly-owned subsidiary of Hypercom and in each case not held on behalf of third parties) was converted into and became exchangeable at the Exchange Ratio for shares of VeriFone Common Stock.

At the effective time and as a result of the Merger, each share of Hypercom Common Stock issued and outstanding (other than shares of Hypercom Common Stock that were owned by VeriFone or Hypercom or any direct or indirect wholly-owned subsidiary of Hypercom and in each case not held on behalf of third parties) was converted into and became exchangeable at the Exchange Ratio for VeriFone Common Stock.

In addition, options to acquire Hypercom Common Stock, restricted stock unit awards and other equity-based awards denominated in shares of Hypercom Common Stock outstanding immediately prior to the consummation of the Merger were converted into options, restricted stock unit awards, or other equity-based awards, as the case may be, denominated in shares of VeriFone Common Stock based on the Exchange Ratio, at an exercise price per share (in the case of options) equal to the exercise price of the option immediately prior to the effective time of the Merger divided by the Exchange Ratio.

Immediately prior to the closing of the Merger, Hypercom divested its U.S. payment solutions business to The Gores Group, LLC as part of its settlement with the U.S. Department of Justice, and divested its U.K. and Spain businesses to a wholly-owned subsidiary of KleinPartners Capital Corp.  Such divestitures were completed in connection with and contingent upon the closing of the Merger.

In connection with the closing of the Merger, Hypercom notified the NYSE of the consummation of the Merger and requested that trading in Hypercom Common Stock be suspended prior to the commencement of trading on August 5, 2011, and that Hypercom Common Stock be withdrawn from listing on the NYSE as of the opening of business on August 5, 2011. Hypercom has also requested that the NYSE file with the Securities and Exchange Commission a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended, on Form 25 to delist and deregister Hypercom Common Stock. Following the completion of the Merger, Hypercom Common Stock, which traded under the symbol “HYC”, ceased to be listed on the NYSE.

Result of Operations

Net Revenue

The following tables set forth our product revenue and services revenue for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Net product revenue	91,385	80,963	10,422	12.9%
Net services revenue	28,077	22,958	5,119	22.3%
Total	119,462	103,921	15,541	15.0%

	Six Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Net product revenue	182,614	155,082	27,532	17.8%
Net services revenue	56,138	47,594	8,544	18.0%
Total	238,752	202,676	36,076	17.8%

Product Revenue

The increase in product revenue for the three months ended June 30, 2011 compared to the same period in 2010 was principally due to increased sales of $8.7 million in our SEMEA segment due to stronger demands in virtually all product lines. Sales in our Asia-Pacific segment increased by $4.9 million due to stronger demands, while our NEMEA segment sales increased by $2.1 million due to stronger demands in our E-Health business. These increases were partially offset by a $5.2 million reduction in product revenue in our Americas segment mainly due to lower product sales in Brazil.

The increase in product revenue for the six months ended June 30, 2011 compared to the same period in 2010 was principally due to increased sales of $13.8 million in SEMEA due to stronger demand along with increased sales in Asia-Pacific of $14.2 million also due to stronger demands of our countertop and mobile products.

Services Revenue

Services revenue increased by $5.1 million and $8.5 million, respectively, for the three and six months ended June 30, 2011, compared to the same periods in 2010 due to a higher volume of services in SEMEA, and stronger demand in South America.

Segment Revenue

Our operations are managed and reviewed through four geographic regions that we designate as reportable segments.

The following table sets forth the revenues by business segment for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Americas	28,712	32,893	(4,181)	(12.7)%
NEMEA	25,768	23,047	2,721	11.8%
SEMEA	45,100	33,844	11,256	33.3%
Asia-Pacific	19,882	14,137	5,745	40.6%
Total	119,462	103,921	15,541	15.0%

	Six Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Americas	57,814	56,395	1,419	2.5%
NEMEA	51,409	50,582	827	1.6%
SEMEA	86,576	69,301	17,275	24.9%
Asia-Pacific	42,953	26,398	16,555	62.7%
Total	238,752	202,676	36,076	17.8%

Net revenue for the Americas segment decreased by $4.2 million for the three months ended June 30, 2011 from the same period in 2010 principally as a result to lower product sales in Brazil.

Net revenue for the Americas segment increased by $1.4 million for the six months ended June 30, 2011 from the same period in 2010, principally as a result of $4.6 million of higher sales in Mexico and the Caribbean due to stronger demands, partially offset by $3.9 million of lower sales in North America and lower product sales in Brazil.

Net revenue for the NEMEA segment increased by $2.7 million and $0.8 million for the three and six month periods ended June 30, 2011 from the same periods in 2010 principally due to stronger demand in our E-Health and PINPad sales.

Net revenue for the SEMEA segment increased by $11.3 million and $17.3 million, respectively, for the three and six month periods ended June 30, 2011 from the same periods in 2010, principally due to stronger demands in Eastern and Central Europe as well and the United Kingdom.

Net revenue for the Asia-Pacific segment increased by $5.7 million and $16.6 million, respectively, for the three and six month periods ended June 30, 2010 from the same periods in 2009, principally due to stronger demand in the region in our countertop and mobile products.

Gross Profit

Our costs of revenue include the cost of raw materials, manufacturing, supply chain, service labor, overhead and subcontracted manufacturing costs, telecommunications costs, inventory valuation provisions and loan loss provisions with respect to sales-type leases included in continuing operations.

The following table sets forth the product and services gross profit for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
		Gross Margin		Gross Margin	Change
	2011	Percentage	2010	Percentage	Amount	Percent
Product gross profit	31,442	34.4%	27,351	33.8%	4,091	0.6%
Services gross profit	6,560	23.4%	5,081	22.1%	1,479	1.3%
Amortization of purchased
intangible assets	(288)	(0.2)%	(315)	(0.3)%	27	0.1%
Gross profit	37,714	30.9%	32,117	32.4%	5,597	(1.5)%

	Six Months Ended June 30,
		Gross Margin		Gross Margin	Change
	2011	Percentage	2010	Percentage	Amount	Percent
Product gross profit	58,813	32.2%	54,786	35.3%	4,027	(3.1)%
Services gross profit	14,103	25.1%	13,070	27.5%	1,033	(2.4)%
Amortization of purchased
intangible assets	(531)	(0.2)%	(1,019)	(0.5)%	488	0.3%
Gross profit	72,385	33.0%	66,837	31.0%	5,548	2.0%

Product Gross Margin

The increase in product gross margin for the three months ended June 30, 2011 was principally due to higher Networking sales (which carry higher margins) in Asia-Pacific, partially offset by lower margin sales in Latin America.

The decrease in product gross margin for the six months ended June 30, 2011 from the same period in 2010 was principally due to approximately $2.3 million of higher component costs and by $1.2 million of excess and obsolescence charges primarily due to end of life products and lower margin sales in Indonesia and Latin America.

Services Gross Margin

The increase in services gross margin for the three month period ended June 30, 2011 was principally due to higher sales and improved margins in Brazil.

The decrease in services gross margin for the six month period ended June 30, 2011 was principally due to higher contract labor in Brazil related to our reorganization of our service business. In addition, there were two items that occurred during the first quarter of 2010 that did not occur during the first quarter of 2011 - a favorable sales tax settlement in Brazil ($0.4 million) and a software sale of $0.3 million in North America.

Operating Expenses—Research and Development

	Three Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Research and development	13,099	10,454	2,645	25.3%

	Six Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Research and development	25,802	22,565	3,237	14.3%

R&D expenses consist mainly of software and hardware engineering costs and the cost of development personnel.

R&D expenses increased $2.6 million and $3.2 million for the three and six month periods ended June 30, 2011, respectively, compared to the same period in 2010. The increase was primarily due to development work for our next generation of products within a joint development manufacturing model.

Operating Expenses—Selling, General and Administrative

	Three Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Selling, general and administrative	25,857	17,484	8,373	47.9%

	Six Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Selling, general and administrative	49,610	35,783	13,827	38.6%

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing expenses, administrative personnel costs, and facilities operations.

SG&A expenses for the three months ended June 30, 2011 increased by $8.4 million compared to the same period in 2010. The increase consists of a $2.2 million increase in professional fees primarily related to the Merger. Bonus, retention bonuses and commission expenses increased by $4.1 million due to increased sales and as part of a plan to retain key employees during the three months ended June 30, 2011. There was also an increase of $1.1 million of salary and related expenses to support our increase in revenue.

SG&A expenses for the six months ended June 30, 2011 increased by $13.8 million compared to the same period in 2010. The increase consists of a $2.6 million increase in professional fees primarily related to the Merger. Bonus, retention bonuses and commission expenses increased by $6.6 million due to increased sales and as part of a plan to retain key employees during the three months ended June 30, 2011. Stock based compensation increased by $1.3 million due to timing of issuance of awards and higher per share valuation due to the increase of our stock price.There was also an increase of $1.8 million of salary and related expenses to support our increase in revenue.

Operating Expenses—Gain on sale of assets

During the first quarter of 2010, we recorded a gain of $0.7 million from the sale of a majority interest in HBNet, Inc.

Segment Operating Income

	Three Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Americas	3,630	5,505	(1,875)	(34.1)%
NEMEA	5,604	5,052	552	10.9%
SEMEA	9,404	6,522	2,882	44.2%
Asia-Pacific	4,952	3,139	1,813	57.8%
Shared Cost Centers	(26,157)	(17,320)	(8,837)	51.0%
Total	(2,567)	2,898	(5,465)	(188.6)%

	Six Months Ended June 30,
			Change
	2011	2010	Amount	Percent
Americas	6,831	10,939	(4,108)	(37.6)%
NEMEA	10,728	11,201	(473)	(4.2)%
SEMEA	18,468	14,262	4,206	29.5%
Asia-Pacific	8,072	5,823	2,249	38.6%
Shared Cost Centers	(49,766)	(35,883)	(13,883)	38.7%
Total	(5,667)	6,342	(12,009)	(189.4)%

Operating income in the Americas segment decreased by $1.9 million and $4.1 for the three and six month periods ended June 30, 2011 from the same period in 2010, respectively, principally as a result of lower margin sales of countertop products in Brazil and lower sales in North America.

Operating income in the NEMEA segment increased by $0.6 million for the three month period ended June 30, 2011 from the same period in 2010. The increase was principally due to higher margin due to favorable product mix.

Operating income in the NEMEA segment decreased by $0.5 million for the six month period ended June 30, 2011 from the same period in 2010. The decrease was principally due to lower revenues and higher product costs, partially offset by favorable product mix in the second quarter of 2011.

Operating income in the SEMEA segment increased by $2.8 and $4.2 million, respectively, for the three and six month periods ended June 30, 2011 compared to the same periods in 2010, principally due to higher sales volume.

Operating income in the Asia-Pacific segment increased by $1.8 million and $2.2 million for the three and six month periods ended June 30, 2011 compared to the same period in 2010, principally due to higher sales volume, partially offset by lower margin sales in Indonesia.

Shared Cost Centers expenses increased by $8.8 million and $13.9 million for the three and six month periods ended June 30, 2011 compared to the same period in 2010, principally due to higher legal expenses related to the merger and divestitures activities, higher warranty charges, and by higher global R&D development costs for our planned next generation of terminal products.

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

Pursuant to Regulation G, a reconciliation of GAAP and non-GAAP measures are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP net revenue	$119,462	$103,921	$238,752	$202,676
Constant currency rate adjustment	(8,708)		(2,397)
Non-GAAP net revenue	$110,754	$103,921	$236,355	$202,676

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP income (loss) before discontinued operations	$(5,591)	$(1,213)	$(8,772)	$(936)

Restructuring charges included in:

Costs of product revenue	(7)	17	(7)	135

Costs of services revenue	—	379	(13)	489

Operating expenses	(17)	259	115	344

Stock-based compensation included in:

Costs of product revenue	49	51	111	60

Costs of services revenue	—	2	—	2

Operating expenses	937	454	2,027	756

Amortization of purchased intangibles included in:

Costs of revenue	288	315	531	1,019

Operating expenses	1,325	1,281	2,640	2,821

Gain on sale of assets:

Operating expenses	—	—	—	(674)

Incurred fees on M&A related activities:

Operating expenses	3,328	—	5,516	—

Non-cash amortization for discount on warrants issued for long-term debt:

Non-operating expense	1,314	1,359	2,548	2,326

Non-GAAP income before discontinued operations	$1,626	$2,904	$4,696	$6,342

Non-GAAP diluted income per share before discontinued operations	$0.03	$0.05	$0.07	$0.12

The weighted average shares used in computing Non-GAAP diluted income per share before discontinued operations were 63,959,700 and 63,442,639 for the three and six months ended June 30, 2011, compared to 55,110,659 and 54,747,479 for the same periods in 2010. Outstanding stock options, restricted stock awards and warrants were included for all periods because they were dilutive .

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP operating income (loss)	$(2,567)	$2,898	$(5,667)	$6,341

Restructuring charges	(24)	655	95	968

Stock-based compensation	986	507	2,138	818

Amortization of purchased intangibles	1,613	1,596	3,171	3,840

Gain on sale of assets	—	—	—	(674)

Incurred fees on M&A related activities	3,328	—	5,516	—

Non-GAAP operating income	$3,336	$5,656	$5,253	$11,293

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenue	$91,385	$80,963	$182,614	$155,082

Services revenue	28,077	22,958	56,138	47,594

Total net revenue	$119,462	$103,921	$238,752	$202,676

GAAP product gross profit	$31,442	$27,351	$58,813	$54,786

Restructuring charges	(7)	17	(7)	135

Amortization of purchased intangibles	288		531

Stock-based compensation	49	51	111	60

Non-GAAP product gross profit	$31,772	$27,419	$59,448	$54,981

Non-GAAP Percentage of product revenue	34.8%	33.9%	32.6%	35.5%

GAAP services gross profit	$6,560	$5,081	$14,103	$13,070

Restructuring charges	—	379	(13)	489

Stock-based compensation	—	2	—	2

Non-GAAP services gross profit	$6,560	$5,462	$14,090	$13,561

Non-GAAP Percentage of services revenue	23.4%	23.8%	25.1%	28.5%

GAAP gross profit	$37,714	$32,117	$72,385	$66,837

Restructuring charges	(7)	396	(20)	624

Stock-based compensation	49	53	111	62

Amortization of purchased intangibles	288	315	531	1,019

Non-GAAP gross profit	$38,044	$32,881	$73,007	$68,542

Non-GAAP Percentage of total net revenue	31.8%	31.6%	30.6%	33.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP operating expenses	$40,281	$29,219	$78,052	$60,496

Restructuring charges	17	(259)	(115)	(344)

Stock-based compensation	(937)	(454)	(2,027)	(756)

Amortization of purchased intangibles	(1,325)	(1,281)	(2,640)	(2,821)

Gain on sale of assets	—	—	—	674

Incurred fees on M&A related activities	(3,328)	—	(5,516)	—

Non-GAAP operating expenses	$34,708	$27,225	$67,754	$57,249

Non-GAAP Percentage of total net revenue	29.1%	26.2%	28.4%	28.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating income (loss)	$(2,567)	$2,898	$(5,667)	$6,341

Depreciation and amortization	2,406	4,100	6,460	8,966

Restructuring charges	—	655	119	968

Stock-based compensation	985	507	2,137	817

Gain on sale of assets	—	—	—	(674)

Incurred fees on M&A related activities	3,328	—	5,516	—

Adjusted EBITDA	$4,152	$8,160	$8,565	$16,418

Non-Operating Income

    Non-operating income consists of net interest expense, foreign currency gains and losses, and other income and losses. For the three and six months ended June 30, 2011, our interest expense net of interest income was $3.2 million and $5.7 million, respectively, compared to $3.2 and $5.7 million, respectively, for the same periods in 2010. The increase was due to the interest conversion into additional debt. In addition, interest expense includes an additional $0.4 million unamortized warrant discount related to amounts retired early for the six months ended June 30, 2011.

Provision for Income Taxes

Income tax benefit (expense) before discontinued operations for federal, state and foreign taxes was ($0.3) million and $1.1million, respectively, for the three and six months ended June 30, 2011, compared to an income tax benefit of $0.7 million and $0.6 million, respectively, for the same periods in 2010.

Our effective tax rate is determined by the level and composition of pre-tax income subject to varying foreign, state and local taxes and other items. The consolidated effective tax rate for the three months ended June 30, 2011 was impacted by our cumulative net operating loss position and the provision of a full valuation reserve against our deferred tax assets.

As of June 30, 2011, we continue to provide a valuation reserve against substantially all deferred tax asset balances. The valuation reserve is subject to reversal in future years at such time that the benefits are actually utilized or, the operating profits in the United States and other jurisdictions become sustainable.

Income from Discontinued Operations

During the three and six months ended June 30, 2011, we recorded a gain from discontinued operations of $0.2 million and a loss of $0.1 million, respectively, compared to respective gains of zero and $0.1 million for the three and six months ended June 30, 2010, as a result discontinuance of each of our European lease and services operations, United Kingdom leasing operations, and Australian courier business.

Cash Flows, Liquidity and Capital Resources

We have historically financed our operations primarily through cash generated from operations and from borrowings under a revolving credit facility and other debt facilities.

Cash Flows

Cash used in operating activities includes net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Cash used in operating activities for the three and six months ended June 30, 2011 was $9.9 million and $23.7 million, respectively, compared to cash used in operations of $6.40 million and $12.4 for the same periods in 2010. The principal reasons for the increase in cash used by operations were a larger operating loss and an increase in working capital needs to cover current and expected product demands.

Liquidity and Capital Resources

At June 30, 2011, cash and cash equivalents was $30.8 million compared to $33.3 million at December 31, 2010. Working capital decreased to $19.2 million from $79.6 million at December 31, 2010. We had availability of $12.5 million under our revolving credit facility as of June 30, 2011, which was decreased by outstanding letters of credit totaling $3.9 million as of June 30, 2011. The outstanding letters of credit were collateralized with cash immediately prior to our Merger with VeriFone. Our outstanding debt of $71 million as of August 5, 2011 was paid by VeriFone shortly after the close of the Merger.

 Contractual Obligations

Other than changes in the ordinary course of business, our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company's significant accounting policies as reported in Hypercom's Form 10-K for the year ended December 31, 2010 have been amended in the first quarter of 2011 upon the adoption of the new revenue recognition accounting pronouncements discussed above. While the adoption of the new accounting pronouncements had no material impact on the Company's Consolidated Financial Statements for the first quarter of 2011, the Company's previously disclosed revenue recognition policy related to multiple-element arrangements and software was updated, and is presented below as revised.

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

At the inception of an agreement, we allocate the arrangement consideration to each deliverable qualifying as a separate unit of accounting in an arrangement based on our relative selling prices for each of the deliverables. We determines the selling price using VSOE (“Vendor Specific Objective Evidence”), if it exists, and otherwise Third Party Evidence (“TPE”).  If neither VSOE nor TPE exists for a unit of accounting, we use the Estimated Selling Price (“ESP”). Revenue is recognized based on the relative sales price of the delivered elements, limited to the amount of consideration received at the time of delivery given the majority of our multiple element arrangements contain future deliverables for which future payment is contingent upon the delivery of additional items or meeting other specified performance conditions both of which are within the customer's control.

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

For multiple element arrangements entered into prior to January 1, 2011, we have not applied the new guidance and in such arrangements, if we have the requisite evidence of selling price for the undelivered elements but not for the delivered elements, we applied the residual method to allocate arrangement consideration. For arrangements involving a lease, revenues under these arrangements continue to be allocated considering the relative selling price of the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated selling price of each element.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2011, our cash equivalent investments are primarily in money market accounts and certificates of deposit and are reflected as cash equivalents because all maturities are within 90 days from date of purchase. Our interest rate risk with respect to existing investments is limited due to the short-term duration of these arrangements and the yields earned, which approximate current interest rates for similar investments. We have no short-term investments at June 30, 2011.

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

A substantial portion of our revenue and capital spending is transacted in either U.S. Dollars or Euros. However, we do at times enter into transactions in other currencies, such as the Hong Kong Dollar, Australian Dollar, Brazilian Real, British Pound and other Central and South American, Asian and European currencies. We are not currently engaged in hedging activities due to the cost of entering into forward contracts, the possible short term cash requirements for forward contract payables, along with the inability to repatriate cash from foreign countries on a short term basis to offset any hedge forward contract payable. At June 30, 2011, we had no foreign currency forward contracts.

All of our long-term debt obligations are at a fixed interest rate over the term of the agreement and there are no borrowings under our revolving credit facility at June 30, 2011.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The description of our material pending legal proceedings is set forth in Note 12 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

HYPERCOM CORPORATION

Date: August 9, 2011	By: /s/ Philippe Tartavull
Philippe Tartavull
Chief Executive Officer and President (duly authorized officer and principal executive officer)

Date: August 9, 2011	By: /s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer (principal financial officer)

Date: August 9, 2011	By: /s/ Shawn C. Rathje
Shawn C. Rathje
Chief Accounting Officer and Controller (principal accounting officer)